Form 10-Q
period 2013-09-30
Caesars Acquisition Co
filed 2013-11-20
CIK 1575879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission File No. 001-36207
 _________________________
CAESARS ACQUISITION COMPANY
(Exact name of registrant as specified in its charter)
 _________________________

Delaware	46-2672999
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Caesars Palace Drive, Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)
(702) 407-6000
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
 _________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐  No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 18, 2013
Class A Common stock, $0.001 par value	135,771,882

INDEX

We have proprietary rights to a number of trademarks used in this Quarterly Report on Form 10-Q that are important to our business, including, without limitation, World Series of Poker (WSOP), Slotomania and Bingo Blitz.  In addition, Caesars Entertainment Corporation, our joint venture partner in Caesars Growth Partners, LLC, has proprietary rights to Caesars, Caesars Entertainment and Total Rewards.  We have omitted the registered trademark (®) and trademark (™) symbols for such trademarks named in this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

CAESARS ACQUISITION COMPANY
BALANCE SHEETS
(UNAUDITED)

	September 30, 2013	February 25, 2013
Assets
Cash and cash equivalents	$—	$—
Total assets	$—	$—

Liabilities and Stockholders’ Equity
Commitments and contingencies

Stockholders’ equity
Common stock: $0.001 par value; 300,000,000 Class A shares and 900,000,000 Class B shares authorized at September 30, 2013 and 1,000 shares authorized at February 25, 2013; 0 shares issued and outstanding at each date	$—	$—
Total liabilities and stockholders' equity	$—	$—

See accompanying Notes to Financial Statements.

CAESARS ACQUISITION COMPANY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended September 30, 2013	February 25, 2013 Through September 30, 2013
Revenues	$—	$—
Operating expenses	—	—
Income before income taxes	—	—
Provision for income taxes	—	—
Net income	$—	$—

See accompanying Notes to Financial Statements.

CAESARS ACQUISITION COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended September 30, 2013	February 25, 2013 Through September 30, 2013
Net income	$—	$—

Total other comprehensive income, before income taxes	—	—
Income tax provision related to items of other comprehensive income	—	—
Total other comprehensive income, net of income taxes	—	—

Total comprehensive income	$—	$—

See accompanying Notes to Financial Statements.

CAESARS ACQUISITION COMPANY
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

Total
Balance at February 25, 2013	$—
Net income	—
Balance at September 30, 2013	$—

See accompanying Notes to Financial Statements.

CAESARS ACQUISITION COMPANY
STATEMENT OF CASH FLOWS
(UNAUDITED)

February 25, 2013 Through September 30, 2013
Cash Flows from operating activities	$—
Cash Flows from investing activities	—
Cash Flows from financing activities	—
Net change in cash and cash equivalents	—
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$—

See accompanying Notes to Financial Statements.

CAESARS ACQUISITION COMPANY
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Organization and Nature of Business Operations
Caesars Acquisition Company (the “Company”, “CAC”, “we”, “our” and “us”), a Delaware corporation, was formed on February 25, 2013 to directly own 100% of the voting membership units in Caesars Growth Partners, LLC (“CGP LLC”), a Delaware limited liability company. CGP LLC was formed on July 16, 2013 for the purpose of holding certain businesses and assets of Caesars Entertainment Corporation ("Caesars Entertainment"). As of September 30, 2013, CAC and CGP LLC did not have any operating activities.
On October 21, 2013, the joint venture was formed between subsidiaries of Caesars Entertainment and CAC through the execution of the series of transactions described below:

(i)
The Class A common stock of CAC was made available via a subscription rights offering by Caesars Entertainment to the shareholders of Caesars Entertainment as of October 17, 2013, the record date (the “Offering”), whereby each subscription right entitled its holder to purchase from CAC the same number of shares held of Caesars Entertainment common stock;

(ii)
Affiliates of Apollo Global Management, LLC (“Apollo”) and affiliates of TPG Global, LLC (“TPG” and, together with Apollo, the “Sponsors”) exercised their basic subscription rights in full and purchased $457.8 million worth of CAC's Class A common stock at a price of $8.64 per whole share;

(iii)	CAC used the proceeds from the exercise of basic subscription rights in clause (ii) above to purchase 100% of the voting units of CGP LLC;

(iv)
CGP LLC in turn used $360.0 million of the proceeds received from CAC in clause (iii) above to purchase from Caesars Entertainment Operating Company, Inc. ("CEOC"), a wholly-owned subsidiary of Caesars Entertainment (we refer to the following assets as the “Purchased Assets”):

a.
the equity interests of a subsidiary of PHW Las Vegas, LLC, which holds all of the assets and liabilities formerly held directly by PHW Las Vegas, LLC, including Planet Hollywood Resort & Casino in Las Vegas (“Planet Hollywood”),

b.
the equity interests of Caesars Baltimore Investment Company, LLC, which is the entity that indirectly holds interests in the owner of Horseshoe Baltimore in Maryland (the “Maryland Joint Venture”), which is a licensed casino development project expected to open in the third quarter of 2014, and

c.
a 50% interest in the management fee revenues of PHW Manager, LLC, which manages Planet Hollywood, and Caesars Baltimore Management Company LLC, which holds a management agreement to manage the Maryland Joint Venture; and

(v)
Caesars Entertainment contributed all of the shares of Caesars Interactive Entertainment, Inc.’s (“CIE”) outstanding common stock held by a subsidiary of Caesars Entertainment and approximately $1.1 billion in aggregate principal amount of senior notes held by a subsidiary of Caesars Entertainment (the “CEOC Notes” and, together with the shares of CIE, the “Contributed Assets”) to CGP LLC, in exchange for all of CGP LLC’s non-voting units.

The closing of the Offering for subscription rights not previously exercised by the Sponsors, and for any over-subscription privileges, occurred on November 18, 2013. CAC distributed a total of 135,771,882 shares of Class A common stock to the holders of subscription rights who validly exercised their subscription rights and paid the subscription price in full. CAC received aggregate gross proceeds from the Offering of approximately $1,173.1 million.
CGP LLC is liable to reimburse Caesars Entertainment and CAC for certain fees and expenses incurred in connection with this transaction.
The distribution of CGP LLC's voting and non-voting units, the Offering and the contributions to and purchases of business and assets by CGP LLC are collectively referred to as the “Transactions”.
Effective November 19, 2013, as the result of our public offering, our common stock trades on the NASDAQ Global Select Market under the symbol “CACQ".

Note 2 — Recently Issued Accounting Pronouncements
Requirements for an Emerging Growth Company
We are an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards such that an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to the financial statements of other public companies.
Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance on the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. We plan to adopt the guidance as of January 1, 2015. As this is a presentation and disclosure requirement, there will be no impact on our financial position, results of operations or cash flows upon adoption.
In February 2013, the FASB issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. We plan to adopt the guidance as of January 1, 2015. We are currently assessing what impact, if any, the adoption of this new guidance will have on our financial position, results of operations and cash flows.
In March 2013, the FASB issued new guidance applicable to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new guidance is effective for us on January 1, 2015. We plan to adopt the guidance prospectively as of January 1, 2015 and will evaluate the impact, if any, that this guidance will have on our financial position, results of operations and cash flows should we sell a part or all of an investment in a foreign entity.
In July 2013, the FASB issued new guidance for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance is effective for us on January 1, 2015. We do not expect this new guidance to have a material impact on our financial position or results of operations.
Note 3 — Stockholders’ Equity
As of February 25, 2013 (the date of formation), the Company was authorized to issue 1,000 shares of common stock, par value $0.001. In connection with the Transactions, the Certificate of Incorporation was amended and restated to authorize the Company to issue 1,200,000,000 shares of common stock, par value $0.001 per share (the "Common Stock"). The Common Stock shall consist of two classes, Class A common stock and Class B common stock. The holders of shares of Class A common stock shall be entitled to one vote for each such share of Class A common stock on all matters to be voted on by the stockholders of the corporation. The holders of shares of Class B common stock shall not be entitled to vote. The Class A common stock consists of 300,000,000 shares and the Class B common stock consists of 900,000,000 shares. No shares of Class A or Class B common stock were issued as of September 30, 2013.
Note 4 — Income Taxes
Prior to the completion of the Transactions, we did not have any taxable income. CAC is subject to the statutory tax jurisdictions of the United States and the State of Maryland. Income taxes will be recorded under the asset and liability method, whereby deferred tax assets and liabilities will be recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. The carrying amounts of deferred tax assets would be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets will be assessed periodically based on the more likely than not realization threshold. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.
The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates will be recognized in income in the period that includes the enactment date. We will classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our Balance Sheets, separate from any related income tax payable, which will also be reported within accrued expenses, or deferred income taxes. Reserve amounts would relate to any potential income tax liabilities resulting from uncertain tax positions, as well as potential interest or penalties associated with those liabilities.
Note 5 — Litigation
From time to time, CAC or Growth Partners may be subject to legal proceedings and claims in the ordinary course of business.
Multiple lawsuits have been filed against CBAC Gaming, LLC (“CBAC”), the City of Baltimore, the Maryland Department of the Environment ("MDE") and other parties in relation to the proposed location and the development of Horseshoe Baltimore. These cases allege violations of various environmental laws, violations of zoning laws and public nuisance, among other claims. Although CAC and Growth Partners believe that they have adequate defenses to these claims, an adverse judgment could result in additional costs, delays in construction, or injunctions.
In November 2012, the MDE granted approval of the Maryland Joint Venture’s amended Response Action Plan ("RAP") under MDE’s Voluntary Cleanup Program that named the Maryland Joint Venture, rather than the City of Baltimore, as the party that will implement the RAP and redevelop the proposed location of Horseshoe Baltimore. On February 20, 2013, a group of local residents working with the non-profit Inner Harbor Stewardship Foundation (the “Foundation”) filed a complaint in the Maryland Circuit Court challenging the legality of the MDE’s approval of the amended RAP. In the case, known as Ruth Sherrill, et al. v. State of Maryland Department of the Environment, et al., the Plaintiffs claimed that the amended RAP was approved without complying with the public notice and participation requirements of Maryland law. The Plaintiffs sought additional public notice and participation, and to obtain an injunction on, among other things, any construction activities at the site pending the resolution of the case. On March 14, 2013, the court denied the plaintiffs’ motion for a Temporary Restraining Order and Preliminary Injunction (“TRO”). The plaintiffs’ appeal of the TRO ruling has been dismissed. On April 22, 2013, Plaintiffs filed an Amended Complaint adding a public nuisance claim to their original Complaint. The Maryland Joint Venture filed a motion to dismiss the Plaintiffs’ Amended Complaint and a hearing was held on the motion on June 14, 2013. The Amended Complaint was dismissed on November 6, 2013.
The Sherrill plaintiffs issued a notice of intent to file a citizen suit under 42 U.S.C. §§ 6972(a)(1)(A) and (a)(1)(B) of the Resource Conservation and Recovery Act. This notice of intent indicates an intention to sue CBAC, the City of Baltimore, Whiting-Turner, the general contractor for the construction of the Horseshoe Casino, and the Maryland Chemical Company, the former owner and operator of the site. The citizen suit was filed on September 19, 2013, but did not name Whiting-Turner. The defendants filed motions to dismiss on October 15, 2013 for lack of subject matter jurisdiction and failure to state a claim to which plaintiffs responded on November 1, 2013.
The decision of the Board of Municipal Zoning Appeals to grant variances for the site for Horseshoe Baltimore was appealed by separate parties on the basis of alleged procedural irregularities. The appeals were dismissed for lack of standing on October 11, 2013.
On August 1, 2013, ten individuals claiming to represent a class of similarly situated individuals filed a complaint in the U.S. District Court for the Northern District of Maryland against the Maryland Department of the Environment, the City of Baltimore, the U.S. Environmental Protection Agency, CBAC Gaming, LLC, Whiting-Turner Contracting Company, and Urban Green Environmental, LLC. The 11 count complaint alleges that the RAP for the proposed location of Horseshoe Baltimore is inadequate and approved without appropriate public participation. Plaintiffs seek declaratory and injunctive relief, compensatory and punitive damages, and claim violations of civil rights laws and the Clean Water Act, civil conspiracy, and a variety of torts. The plaintiffs also sought a temporary restraining order, which the District Court denied on August 9, 2013. Plaintiffs advised the Court that they intended to amend their complaint within 30 days but did not attempt to do so until

October 30, 2013.  The Amended Complaint added 27 plaintiffs and named MDE, the City and the Baltimore Development Corporation, and CBAC as defendants.  It was rejected by the Clerk’s Office on November 4, 2013 due to plaintiffs’ failure to also file a redline comparison with the original Complaint.
From time to time, the City of Baltimore may be subject to legal proceedings asserting claims related to the site. At this time, CAC and Growth Partners have not been named as parties to these proceedings. However, an unfavorable outcome for the City of Baltimore could lead to construction delays if it were determined that corrective action was required and could not be implemented successfully offsite.
Four residents of Baltimore City and County issued a notice of intent to file a citizen suit under 33 U.S.C. § 1365(b) of the Clean Water Act against the City of Baltimore as owner of the site for water pollution alleged to originate there. A lawsuit was filed on behalf of two of the residents on July 2, 2013. The City moved to dismiss the complaint on August 28, 2013. One of the plaintiffs withdrew from the case on October 10, 2013.
Two residents of Baltimore City filed suit against the City of Baltimore, as owner of the site, alleging that the City is in violation of Maryland water pollution laws as a result of groundwater contamination alleged to be migrating from the site. The City was served with the complaint on June 12, 2013. An amended complaint was filed on July 19, 2013, which the City moved to dismiss on August 6, 2013. Plaintiffs dismissed the complaint without prejudice on September 12, 2013.
Note 6 — Subsequent Event
Management Services Agreement with CEOC
Upon closing of the Transaction, CAC entered into a management services agreement with CEOC and CGP LLC pursuant to which CEOC and its subsidiaries provide certain services. The agreement, among other things:

•
contemplates that CEOC and its subsidiaries will provide (a) certain corporate services and back office support, including payroll, accounting, risk management, tax, finance, recordkeeping, financial statement preparation and audit support, legal, treasury functions, regulatory compliance, insurance, information systems, office space and corporate and other centralized services and (b) certain advisory and business management services, including developing business strategies, executing financing transactions and structuring acquisitions and joint ventures;

•	allows the parties to modify the terms and conditions of CEOC’s performance of any of the services and to request additional services from time to time; and

•	provides for payment of a service fee to CEOC in exchange for the provision of services, plus a margin of 10%.

EXPLANATORY NOTE

Upon the completion of the Transactions, CAC’s sole material asset is its interest in CGP LLC, which will be accounted for using the equity method. As a result, we believe the historical financial statements of the businesses and assets to be contributed to or acquired by CGP LLC (referred to as "Growth Partners") in the Transactions are relevant to the investor because these statements present the historical financial position and results of operations of Growth Partners in greater detail. For accounting purposes, the financial statements of Growth Partners are considered the predecessor to CAC.
These combined financial statements of Growth Partners have been prepared on a stand-alone basis and, as the Transactions are considered a transaction between entities under common control, have been derived from the historical accounting records and consolidated financial statements of Caesars Entertainment. The combined historical financial statements consist of the financial position, results of operations and cash flows of the businesses and assets to be contributed to or acquired by CGP LLC in the Transactions described previously as if those businesses were combined into a reporting entity for all periods presented.

GROWTH PARTNERS
COMBINED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$203.1	$155.6
Short-term investments	5.0	7.5
Receivables, net of allowance for doubtful accounts of $6.3 and $7.6	48.2	37.2
Interest receivable from related party	25.3	9.5
Prepayments and other current assets	12.0	9.1
Deferred tax assets	3.2	1.6
Restricted cash	31.8	4.4
Total current assets	328.6	224.9
Investment in notes from related party	897.3	790.6
Land, property and equipment, net	453.4	420.4
Goodwill	102.7	97.4
Intangible assets other than goodwill, net	172.2	176.7
Restricted cash	229.2	26.2
Deferred charges and other	29.0	2.7
Total assets	$2,212.4	$1,738.9

Liabilities and Equity
Current liabilities
Accounts payable	$20.7	$13.9
Payables to related party	46.7	19.5
Accrued expenses	123.4	52.7
Foreign tax payable	5.9	10.9
Current portion of long-term debt to related party	—	7.0
Total current liabilities	196.7	104.0
Long-term debt	690.4	459.8
Long-term debt to related party	39.8	39.8
Convertible notes issued to related party	47.7	47.7
Deferred tax liabilities	149.1	146.3
Deferred credits and other	50.2	32.1
Total liabilities	1,173.9	829.7

Commitments and contingencies (Note 12)
Redeemable non-controlling interests	4.4	1.3
Equity
Net parent investment	856.2	777.0
Accumulated other comprehensive income	135.1	116.0
Total Growth Partners equity	991.3	893.0
Non-controlling interests	42.8	14.9
Total equity	1,034.1	907.9
Total liabilities and equity	$2,212.4	$1,738.9

See accompanying Notes to Combined Condensed Financial Statements.

GROWTH PARTNERS
COMBINED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Interactive Entertainment
Social and mobile games	$74.7	$51.7	$212.0	$142.5
WSOP and online real money gaming	4.2	4.9	9.5	10.9
	78.9	56.6	221.5	153.4
Casino Properties and Developments
Casino	42.1	42.0	126.7	126.5
Food and beverage	21.9	17.5	64.9	52.3
Rooms	24.1	22.4	73.7	69.6
Other	7.2	4.8	20.8	14.5
Less: casino promotional allowances	(11.8)	(12.6)	(37.0)	(36.5)
	83.5	74.1	249.1	226.4
Net revenues	162.4	130.7	470.6	379.8
Operating expenses
Interactive Entertainment - Direct
Platform fees	23.3	16.6	66.4	46.3
Casino Properties and Developments - Direct
Casino	18.7	20.2	54.6	58.7
Food and beverage	11.3	8.4	31.8	24.9
Rooms	6.8	6.8	19.9	20.8
Property, general, administrative and other	60.5	50.8	184.7	141.7
Depreciation and amortization	11.5	8.1	32.3	24.2
Change in fair value of contingent consideration	—	—	48.9	—
Total operating expenses	132.1	110.9	438.6	316.6
Income from operations	30.3	19.8	32.0	63.2
Interest expense, net of interest capitalized	(15.8)	(10.0)	(36.1)	(31.9)
Interest income - related party	44.9	37.0	128.0	106.4
Loss on extinguishment of debt	(0.3)	—	(0.5)	—
Other income/(expense), net	—	0.6	0.3	1.5
Income before income taxes	59.1	47.4	123.7	139.2
Provision for income taxes	(18.5)	(17.2)	(37.6)	(49.0)
Net income	40.6	30.2	86.1	90.2
Less: net loss/(income) attributable to non-controlling interests	3.2	(0.7)	4.3	(1.0)
Net income attributable to Growth Partners	$43.8	$29.5	$90.4	$89.2

See accompanying Notes to Combined Condensed Financial Statements.

GROWTH PARTNERS
COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$40.6	$30.2	$86.1	$90.2
Other comprehensive income/(loss), net of income taxes:
Unrealized gain/(loss) on investments in notes from related party	13.7	(16.0)	19.1	103.1
Total other comprehensive income/(loss)	13.7	(16.0)	19.1	103.1
Comprehensive income	54.3	14.2	105.2	193.3
Less: net loss/(income) attributable to non-controlling interests	3.2	(0.7)	4.3	(1.0)
Comprehensive income attributable to Growth Partners	$57.5	$13.5	$109.5	$192.3

See accompanying Notes to Combined Condensed Financial Statements.

GROWTH PARTNERS
COMBINED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In millions)

	Net Parent Investment	Accumulated Other Comprehensive Income	Non-controlling Interests	Receivables from Caesars Interactive Shareholder	Total Equity
Balance at January 1, 2012	$628.1	$3.9	$9.5	$—	$641.5
Net income	89.2	—	1.2	—	90.4
Issuance of Caesars Interactive common stock	31.8	—	—	—	31.8
Minimum guaranteed receipt from issuance of Caesars Interactive common stock	10.0	—	—	(10.0)	—
Settlement of receivable from Caesars Interactive shareholder	(10.0)	—	—	10.0	—
Stock-based compensation	2.2	—	—	—	2.2
Capital contribution	5.4	—	4.5	—	9.9
Unrealized gain on investments in notes from related party, net of tax	—	103.1	—	—	103.1
Transfers to Parent	(11.6)	—	—	—	(11.6)
Balance at September 30, 2012	$745.1	$107.0	$15.2	$—	$867.3

Balance at January 1, 2013	$777.0	$116.0	$14.9	$—	$907.9
Net income/(loss)	90.4	—	(3.9)	—	86.5
Issuance of Caesars Interactive common stock	0.6	—	—	—	0.6
Purchase of Caesars Interactive Management Shares	(9.9)	—	—	—	(9.9)
Stock-based compensation	(0.2)	—	—	—	(0.2)
Capital contributions	38.0	—	31.8	—	69.8
Unrealized gain on investments in notes from related party, net of tax	—	19.1	—	—	19.1
Transfers to Parent	(39.7)	—	—	—	(39.7)
Balance at September 30, 2013	$856.2	$135.1	$42.8	$—	$1,034.1

See accompanying Notes to Combined Condensed Financial Statements.

GROWTH PARTNERS
COMBINED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$86.1	$90.2
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	32.3	24.2
Amortization of debt discount	17.2	15.9
Loss on early extinguishments of debt	0.5	—
Change in fair value of contingent consideration	48.9	—
Accretion of discount on investments in notes from related party	(77.0)	(55.5)
Paid-in-kind interest	(0.3)	(0.3)
Stock-based compensation expense	12.2	11.6
Net change in deferred income taxes	(8.2)	9.4
Net change in long-term accounts	(5.4)	(1.5)
Net change in working capital accounts	(0.6)	2.0
Other non-cash items	(0.7)	—
Cash flows provided by operating activities	105.0	96.0
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	(50.3)	(11.1)
Acquisitions of intangible assets	(0.6)	—
Purchase of short term investments	(5.0)	(7.5)
Sale of short term investments	7.5	8.0
Purchase of investments in notes from related party	—	(3.2)
Payments to acquire business, net of cash acquired	(7.2)	(7.5)
Proceeds received from sale of assets	—	0.1
Change in restricted cash	(230.4)	(4.2)
Cash flows used in investing activities	(286.0)	(25.4)
Cash flows from financing activities
Issuance of Caesars Interactive common stock and warrant	0.6	32.3
Purchase of Caesars Interactive management shares	(9.9)	—
Capital contributions	73.3	10.4
Issuance of convertible note	—	28.5
Debt issuance costs and fees	(10.8)	—
Proceeds on guarantee from parent	9.1	—
Proceeds from issuance of long-term debt	218.5	—
Payments on long-term debt to related party	(7.0)	(103.1)
Repayments under lending agreements	(5.6)	—
Transfers to parent	(39.7)	(11.6)
Cash flows provided by/(used in) financing activities	228.5	(43.5)
Net increase in cash and cash equivalents	47.5	27.1
Cash and cash equivalents, beginning of period	155.6	110.1
Cash and cash equivalents, end of period	$203.1	$137.2

See accompanying Notes to Combined Condensed Financial Statements.

GROWTH PARTNERS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Background and Basis of Presentation
Organization and Transaction
Caesars Acquisition Company ("CAC" and the “Company”), a Delaware corporation, was formed on February 25, 2013 to directly own 100% of the voting membership units in Caesars Growth Partners, LLC (“CGP LLC”), a Delaware limited liability company. CGP LLC was formed on July 16, 2013 for the purpose of holding certain businesses and assets of Caesars Entertainment Corporation ("Caesars Entertainment"). As of September 30, 2013, CAC and CGP LLC did not have any operating activities.
On October 21, 2013, the joint venture was formed between subsidiaries of Caesars Entertainment and CAC through the execution of the series of transactions described below:

(i)
The Class A common stock of CAC was made available via a subscription rights offering by Caesars Entertainment to the shareholders of Caesars Entertainment as of October 17, 2013, the record date (the “Offering”), whereby each subscription right entitled its holder to purchase from CAC the same number of shares held of Caesars Entertainment common stock;

(ii)
Affiliates of Apollo Global Management, LLC (“Apollo”) and affiliates of TPG Global, LLC (“TPG” and, together with Apollo, the “Sponsors”) exercised their basic subscription rights in full and purchased $457.8 million worth of CAC's Class A common stock at a price of $8.64 per whole share;

(iii)	CAC used the proceeds from the exercise of basic subscription rights in clause (ii) above to purchase 100% of the voting units of CGP LLC;

(iv)
CGP LLC in turn used $360.0 million of the proceeds received from CAC in clause (iii) above to purchase from Caesars Entertainment Operating Company, Inc. ("CEOC"), a wholly-owned subsidiary of Caesars Entertainment (we refer to the following assets as the “Purchased Assets”):

a.
the equity interests of a subsidiary of PHW Las Vegas, LLC, which holds all of the assets and liabilities formerly held directly by PHW Las Vegas, LLC, including Planet Hollywood Resort & Casino in Las Vegas (“Planet Hollywood”),

b.
the equity interests of Caesars Baltimore Investment Company, LLC, which is the entity that indirectly holds interests in the owner of Horseshoe Baltimore in Maryland (the “Maryland Joint Venture”), which is a licensed casino development project expected to open in the third quarter of 2014, and

c.
a 50% interest in the management fee revenues of PHW Manager, LLC, which manages Planet Hollywood, and Caesars Baltimore Management Company LLC, which holds a management agreement to manage the Maryland Joint Venture; and

(v)
Caesars Entertainment contributed all of the shares of Caesars Interactive Entertainment, Inc.’s (“CIE” or "Caesars Interactive") outstanding common stock held by a subsidiary of Caesars Entertainment and approximately $1.1 billion in aggregate principal amount of senior notes held by a subsidiary of Caesars Entertainment (the “CEOC Notes” and, together with the shares of CIE, the “Contributed Assets”) to CGP LLC, in exchange for all of CGP LLC’s non-voting units.

The closing of the Offering for subscription rights not previously exercised by the Sponsors, and for any over-subscription privileges, occurred on November 18, 2013. CAC distributed a total of 135,771,882 shares of Class A common stock to the holders of subscription rights who validly exercised their subscription rights and paid the subscription price in full. CAC received aggregate gross proceeds from the Offering of approximately $1,173.1 million.
Also on October 21, 2013, the aggregate fair market value of the subscription rights issued by Caesars Entertainment was restored to Caesars Entertainment through a return of senior notes previously issued by CEOC from CGP LLC. The amount of the restoration was approximately $20.7 million.
CGP LLC is liable to reimburse Caesars Entertainment and CAC for certain fees and expenses incurred in connection with this transaction.

GROWTH PARTNERS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The distribution of CGP LLC's voting and non-voting units, the Offering and the contributions to and purchases of business and assets by CGP LLC are collectively referred to as the “Transactions”. The entities and assets contributed to or purchased by CGP LLC are collectively referred to as “Growth Partners”.
Growth Partners has two reportable segments: Interactive Entertainment and Casino Properties and Developments. The Interactive Entertainment segment consists of the Caesars Interactive business and the Casino Properties and Developments segment consists primarily of the Planet Hollywood business along with the interest in Horseshoe Baltimore.
Basis of Presentation and Combination
The combined condensed financial statements have been prepared on a stand-alone basis and, as the Transaction is considered a transaction between entities under common control, have been derived from the historical accounting records and consolidated financial statements of Caesars Entertainment. The combined condensed historical financial statements consist of the financial position, results of operations and cash flows of the businesses and assets to be contributed to or acquired by CGP LLC in the Transaction described previously as if those businesses were combined into a reporting entity for all periods presented. The combined condensed historical financial statements reflect Growth Partners' financial position, results of operations and cash flows as we were historically managed, in accordance with accounting principles generally accepted in the United States (“GAAP”). The combined condensed historical financial statements include all revenues, costs, assets and liabilities directly attributable to us.
The accompanying unaudited combined condensed financial statements of Growth Partners have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable for interim periods and, therefore, do not include all information and footnotes necessary for complete financial statements in conformity with GAAP. The results for the interim periods reflect all adjustments (consisting primarily of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations, and cash flows.
The results of operations for Growth Partners' interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2013 fiscal year.
The accompanying combined condensed financial statements also include allocations of certain Caesars Entertainment general corporate expenses in accordance with shared services agreements under which Caesars Entertainment and its subsidiaries provide services to both Caesars Interactive and Planet Hollywood. These allocations of general corporate expenses may not reflect the expense Growth Partners would have incurred if it were a stand-alone company nor are they necessarily indicative of Growth Partners' future costs. Management believes the assumptions and methodologies used in the allocation of general corporate expenses from Caesars Entertainment are reasonable. Given the nature of these costs, it is not practicable for Growth Partners to estimate what these costs would have been on a stand-alone basis.
Transactions between Caesars Entertainment and Growth Partners have been identified in the combined condensed historical financial statements and the notes thereto as transactions between related parties (see Note 19 — Related Party Transactions).
Use of Estimates
The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the combined condensed financial statements and notes thereto. Significant estimates and assumptions reflected in Growth Partners' combined condensed historical financial statements include, but are not limited to, the estimated consumption rate of virtual goods that it uses for revenue recognition within the Interactive Entertainment segment, useful lives of property, equipment and amortizing intangible assets, income taxes, accounting for stock-based compensation, the valuation of contingent consideration and the evaluation of goodwill and long-lived assets for impairment. Management believes the accounting estimates are appropriate and reasonably determined. However, due to the inherent uncertainties in making these estimates, actual amounts could differ from such estimates.

GROWTH PARTNERS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 2 — Recently Issued Accounting Pronouncements
Effective January 1, 2013, the Financial Accounting Standards Board ("FASB") issued new guidance on the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. As this is a presentation and disclosure requirement, there was no impact on Growth Partners' combined condensed financial position, results of operations or cash flows upon adoption.
In February 2013, the FASB issued new guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The new guidance is effective for Growth Partners on January 1, 2014. Growth Partners is currently assessing what impact, if any, the adoption of this new guidance will have on its consolidated financial position, results of operations and cash flows.
In March 2013, the FASB issued new guidance applicable to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new guidance is effective for Growth Partners on January 1, 2014. Growth Partners plans to adopt the guidance prospectively as of January 1, 2014 and will evaluate the impact, if any, that this guidance will have on its consolidated financial position, results of operations and cash flows should it sell a part or all of an investment in a foreign entity.
In July 2013, the FASB issued new guidance for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carry-forward exists. The new guidance is effective for Growth Partners on January 1, 2014. Growth Partners does not expect this new guidance to have a material impact on its consolidated financial position or results of operations.
Note 3 — Development and Acquisition Activity
Horseshoe Baltimore
Pursuant to the Maryland Joint Venture definitive agreements, capital calls were made to all members in April 2013 and June 2013 for an aggregate amount of $73.3 million to fund the ongoing development activities and capitalization requirements for financing of the joint venture. In accordance with Growth Partners' ownership interests in the Maryland Joint Venture, its portion of the capital contribution amounted to an aggregate total of approximately $38.0 million, which was paid by Caesars Entertainment and appears as a capital contribution within net parent investment on Growth Partners' Combined Condensed Statements of Equity.
Other
In May 2013, CIE acquired the World Series of Poker social and mobile game assets and intellectual property from Electronic Arts, Inc. In August 2013, CIE acquired an online gaming development business based in the Ukraine. Assets acquired and liabilities assumed in these transactions were not material to Growth Partners’ financial statements.

GROWTH PARTNERS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 4 — Land, Property and Equipment, net
Land, property and equipment, net consists of the following:

(In millions)	September 30, 2013	December 31, 2012
Land and land improvements	$96.1	$91.7
Building and improvements	306.2	304.8
Furniture, fixtures and equipment	96.6	86.3
Construction in progress	45.1	8.1
	544.0	490.9
Less: accumulated depreciation	(90.6)	(70.5)
	$453.4	$420.4
The aggregate depreciation expense for property and equipment is reflected in Depreciation and Amortization in the Combined Condensed Statements of Operations and was $7.1 million and $6.5 million for the quarters ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, the aggregate depreciation expense was $20.8 million and $19.3 million, respectively.
Note 5 — Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill were as follows:

(In millions)	Interactive Entertainment	Casino Properties and Development	Total
Balance at January 1, 2013	$72.2	$25.2	$97.4
Acquisitions	5.3	—	5.3
Balance at September 30, 2013	$77.5	$25.2	$102.7

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible assets other than goodwill:

	September 30, 2013				December 31, 2012
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Developed technology	3.9	$44.5	$(12.8)	$31.7	$40.9	$(6.5)	$34.4
Customer relationships / user base	2.7	16.9	(8.1)	8.8	15.1	(4.0)	11.1
Other intangible assets	9.8	12.3	(1.8)	10.5	10.7	(0.7)	10.0
		$73.7	$(22.7)	51.0	$66.7	$(11.2)	55.5
Non-amortizing intangible assets
Trade name				98.7			98.7
Baltimore gaming license				22.5			22.5
				121.2			121.2
Total intangible assets other than goodwill				$172.2			$176.7

In addition to CIE's acquisition of the World Series of Poker social and mobile game assets and intellectual property, purchase price allocation adjustments resulting in reclassifications between intangible asset categories during the three months ended September 30, 2013, which have been reflected in the table above.

GROWTH PARTNERS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The aggregate amortization expense for those intangible assets that are amortized is reflected in Depreciation and Amortization in the Combined Condensed Statements of Operations and was $4.4 million and $1.6 million for the quarter ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, the aggregate amortization expense was $11.5 million and $4.9 million, respectively.
Each year Growth Partners performs a preliminary annual impairment assessment of goodwill and other non-amortizing intangible assets as of September 30 or more frequently if impairment indicators exist. No impairment charge was indicated for the quarter ended September 30, 2013 and 2012, or the nine months ended September 30, 2013 and 2012.
Note 6 — Accrued Expenses
Accrued expenses consisted of the following:

(In millions)	September 30, 2013	December 31, 2012
Contingent consideration (1)	$55.0	$5.6
Payroll and other compensation	14.7	12.0
Deferred Revenue, Deposits and customer funds liability, including advance hotel deposits	12.2	8.4
Accrued non-income taxes	4.0	6.0
Share-based payment obligations	3.8	—
Self-insurance claims and reserves	3.0	3.0
Interest payable	7.9	1.2
Other accruals	22.8	16.5
	$123.4	$52.7

(1) Contingent consideration related to acquisitions (See Note 11 — Fair Value Measurements).
Note 7 — Debt
The following table presents Growth Partners' outstanding debt, excluding capital lease obligations, as of September 30, 2013 and December 31, 2012:

		September 30, 2013
(In millions)	Maturity	Rate	Face Value	Book Value
Planet Hollywood Amended and Restated Loan Agreement	2015*	3.04%	$510.0	$471.9
Baltimore Credit Facility	2020	8.25%	225.0	218.5
			$735.0	$690.4

		December 31, 2012
	Maturity	Rate	Face Value	Book Value
Planet Hollywood Amended and Restated Loan Agreement	2015*	3.07%	$515.5	$459.7
*The loan contains an extension option to move its maturity from 2013 to 2015, subject to certain conditions described below, which Growth Partners has assumed will be exercised.
 Planet Hollywood Amended and Restated Loan Agreement
In connection with the 2010 acquisition of Planet Hollywood and the related assumption of debt, Planet Hollywood entered into the Amended and Restated Loan Agreement with Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2007- TFL2 (the “Lender”). The loan contains an additional extension option which, if exercised, would extend its maturity until April 2015. The conditions to extend the maturity date are (i) no default or event of default on the date that notice of the extension is given and on the first extended maturity date of December 9, 2013, (ii) notice of the election of the extension, (iii) the purchase of an interest rate cap (or provision of an acceptable alternative letter of credit or other support) with a strike price such that the Debt Service Coverage Ratio is at least 1.10:1.00 as of the first extended maturity date and (iv) the ratio of (a) the Adjusted Net Cash Flow (defined as gross income from operations less operating expenses less 3% of gross income from operations) for the trailing twelve calendar month period to (b) the outstanding principal balance of the loan as of the first extended maturity date is not

GROWTH PARTNERS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

less than 9%. This senior secured loan is secured by the assets of PHW Las Vegas, LLC and is classified as long-term in the combined condensed financial statements as Growth Partners has both the intent and ability to exercise the extension option.
The loan contains customary affirmative covenants, subject to certain exceptions, requiring Planet Hollywood to, among other things, deliver annual financial statements, annual budgets, maintain its properties, maintain its books and records, maintain insurance, and comply with laws and material contracts.
The loan contains customary negative covenants, subject to certain exceptions, restricting or limiting the ability of Planet Hollywood to, among other things, dispose of its assets and change its business or ownership, consummate mergers or acquisitions and create liens on its assets.
Management believes that Growth Partners is in compliance with the Planet Hollywood Amended and Restated Loan Agreement covenants as of September 30, 2013.
Planet Hollywood may, at its option, voluntarily prepay the loan in whole or in part upon twenty (20) days prior written notice to Lender. Planet Hollywood is required to prepay the loan in (i) the amount of any insurance proceeds received by Lender for which Lender is not obligated to make available to Planet Hollywood for restoration in accordance with the terms of the Amended and Restated Loan Agreement, (ii) the amount of any proceeds received from the operator of the timeshare property adjacent to Planet Hollywood Resort and Casino, subject to the limitations set forth in the Amended and Restated Loan Agreement, and (iii) the amount of any excess cash remaining after application of the cash management provisions of the Amended and Restated Loan Agreement.
In connection with Planet Hollywood’s Amended and Restated Loan Agreement, Caesars Entertainment entered into a Guaranty Agreement (the “Guaranty”) for the benefit of the Lender, pursuant to which Caesars Entertainment guaranteed to the Lender certain recourse liabilities of Planet Hollywood. Caesars Entertainment’s maximum aggregate liability for such recourse liabilities is limited to $30.0 million, provided that such recourse liabilities of Planet Hollywood do not arise from (i) events, acts, or circumstances that are actually committed by, or voluntarily or willfully brought about by, Caesars Entertainment or (ii) event, acts, or circumstances (regardless of the cause of the same) that provide actual benefit (in cash, cash equivalent, or other quantifiable amount) to Planet Hollywood, to the full extent of the actual benefit received by Planet Hollywood. Pursuant to the Guaranty, Caesars Entertainment is required to maintain a net worth or liquid assets of at least $100.0 million.
Horseshoe Baltimore Credit and FF&E Facilities
CBAC Borrower, LLC (“CBAC”), an indirect wholly-owned subsidiary of the Maryland Joint Venture, entered into a credit agreement (the “Baltimore Credit Facility”) in order to finance the acquisition of land in Baltimore, Maryland and the construction of the Horseshoe Baltimore and a garage (collective, the “Baltimore Development”). The Baltimore Credit Facility provides for (i) a $300.0 million senior secured term facility with a seven-year maturity, which is comprised of a $225.0 million facility that was funded on July 2, 2013 upon the closing of the Baltimore Credit Facility, a $37.5 million delayed draw facility available from the closing of the Baltimore Credit Facility until the 12-month anniversary of the closing and a $37.5 million delayed draw facility available until the 18-month anniversary of the closing and (ii) a $10.0 million senior secured revolving facility with a five-year maturity. The Baltimore Credit Facility is secured by substantially all material assets of CBAC and its wholly owned domestic subsidiaries. In connection with the foregoing, Caesars Baltimore Investment Company, LLC (“Caesars Baltimore”) and the other joint venture partners, which are Rock Gaming Mothership LLC ("Rock Gaming"), CVRP Gaming Holdings, LLC, CVRP Gaming Holdings, LLC, STRON-MD Limited Partnership and PRT Two, LLC, each provides, on a several and not joint basis, a completion guarantee with respect to the Baltimore Development, which guarantees completion of the construction of the Baltimore Development, availability of contemplated working capital and the discharge, bonding or insuring over of certain liens in connection with the Baltimore Development. The maximum liability of Caesars Baltimore under its completion guarantee is approximately $9.1 million.
The Baltimore Credit Facility contains customary affirmative covenants, subject to certain exceptions, requiring CBAC to, among other things, deliver annual and quarterly financial statements (following the commencement of operations of the Baltimore Development), annual budgets, construction progress reports and other notices, maintain its properties, maintain its books and records, maintain insurance, use commercially reasonable efforts to maintain a public rating for the term loans and comply with laws and material contracts.
The Baltimore Credit Facility contains customary negative covenants, subject to certain exceptions, restricting or limiting the ability of CBAC to, among other things, dispose of its assets and change its business or ownership, consummate mergers or acquisitions, make dividends, stock repurchases and optional redemptions of subordinated debt, incur debt and issue preferred stock, make loans and investments, create liens on its assets and enter into transactions with affiliates. In addition, the Baltimore

GROWTH PARTNERS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Credit Facility includes a covenant prohibiting the senior secured leverage ratio from exceeding a specified ratio at any time after the second full fiscal quarter ending after the commencement of operations of the Baltimore Development.
Concurrently with the closing of the Baltimore Credit Facility, CBAC entered into an equipment financing term loan facility for up to $30.0 million (the “Baltimore FF&E Facility”). Under the Baltimore FF&E Facility, CBAC may use funds from the facility to finance or reimburse the purchase price and certain related costs of furniture, furnishings, and equipment (referred to as “FF&E”) to be used in the Baltimore Development. Proceeds of the Baltimore FF&E Facility will also be available to refinance the purchase price of FF&E purchased with other amounts available to CBAC. Draws under the Baltimore FF&E Facility may be made after the closing date and prior to the 18-month anniversary of the closing date, provided that a final draw of the unused commitment amount will be deposited into an escrow account pledged to the collateral agent for the Baltimore FF&E Facility at the end of the commitment period, and such funds will be available for subsequent financing of FF&E purchases. CBAC is not permitted to reduce to the commitments under the FF&E Facility. The Baltimore FF&E Facility will mature five years and six months after the closing of the facility. No debt has been drawn from the FF&E Facility as of September 30, 2013.
The Baltimore FF&E Facility has covenants and events of default substantially consistent with the Baltimore Credit Facility, and other restrictive covenants customary for FF&E facilities of this type.
Management believes that Growth Partners is in compliance with the Baltimore Credit Facility and Baltimore FF&E Facility covenants as of September 30, 2013.
Interest and Fees
The amount outstanding under the Planet Hollywood senior secured loan bears interest at a rate per annum equal to the London Inter-Bank Offered Rate (“LIBOR”) plus 2.859%. A subsidiary of CEOC owns an interest-only participations in a portion of the PHW Las Vegas, LLC senior secured loan that is entitled to interest at a fixed rate equal to 1.59% per year.
For the Baltimore Credit Facility, borrowings bear interest at a rate equal to the then current adjusted LIBOR or at a rate equal to the alternate base rate, in each case, plus an applicable margin.  The adjusted LIBOR is equal to the greater of (i) 1.25% and (ii) the LIBOR in effect for such interest period.  In addition, on a quarterly basis, CBAC is required to pay each lender (i) a 0.50% commitment fee in respect any unused commitments under the revolving credit facility, (ii) a 0.125% fronting fee in respect of the aggregate face amount outstanding letters of credit under the revolving credit facility and (iii) a 2.25% commitment fee in respect of unfunded commitments under the delayed draw facility until termination of such commitments.  As of September 30, 2013, there were no borrowings under the revolving credit facility and loans under the term facility bore interest at 8.25%.
For the Baltimore FF&E Facility, the loan bears an interest rate at a floating rate per annum equal to the adjusted LIBOR plus 7.5%. The adjusted LIBOR will be determined by the administrative agent and will equal to the greater of (i) the LIBOR in effect for such interest period multiplied by statutory reserves and (ii) 1.25%. As of September 30, 2013, there were no borrowings under the Baltimore FF&E Facility.
Note 8 — Financial Instruments
Restricted Cash
The total balance in Restricted cash at September 30, 2013 and December 31, 2012 was $261.0 million and $30.6 million, respectively, which includes cash restricted under both the Planet Hollywood Amended and Restated Loan Agreement and the Baltimore Credit Facility.
The Planet Hollywood Amended and Restated Loan Agreement requires that Planet Hollywood maintain certain reserves for payment of property taxes, insurance, interest and ongoing furniture, fixtures and equipment purchases or property improvements. Amounts deposited into the specified reserve funds under this agreement represent restricted cash and aggregated $41.4 million and $30.6 million, respectively at September 30, 2013 and December 31, 2012. The classification between current and long-term is dependent upon the intended use of each specific reserve balance.
In connection with amounts borrowed under the Baltimore Credit Facility, construction obligations associated with the Baltimore Development, and the completion guarantee (see Note 7 — Debt), Growth Partners has recorded $23.2 million and $196.3 million, respectively, of short-term and long-term restricted cash at September 30, 2013. There were no corresponding balances as of December 31, 2012.

GROWTH PARTNERS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CIE Convertible Notes
In March 2012, Rock Gaming and CIE entered into an agreement pursuant to which Rock Gaming purchased approximately 6,155 shares of CIE common stock for $30.4 million in cash and agreed to purchase additional shares of CIE common stock on or before July 2, 2012. CIE used the proceeds from this sale to prepay a portion of the then outstanding balance on an unsecured credit facility with Caesars Entertainment (see Note 19 — Related Party Transactions).
In June 2012, CIE and Rock Gaming modified the agreement with Rock Gaming such that CIE issued to Rock Gaming approximately 382 shares of CIE common stock and a promissory note for $28.5 million in exchange for $30.4 million in cash. The promissory note is convertible into approximately 5,773 shares of CIE common stock. In November 2012, CIE issued to Rock Gaming an additional promissory note for $19.2 million in exchange for $19.2 million in cash. The additional promissory note is convertible into approximately 3,140 shares of CIE common stock. The ability to convert the promissory notes into shares is subject to the satisfaction of certain specified criteria and both promissory notes are classified as long-term in our Combined Condensed Balance Sheets at September 30, 2013 and December 31, 2012.
Derivative Instruments
Growth Partners had no derivatives designated as hedging instruments at either September 30, 2013 or December 31, 2012. The effect of derivative instruments in the Combined Condensed Statements of Operations for the nine months ended September 30, 2013 and 2012 was immaterial.
Note 9 — Equity and Non-Controlling Interests
Net parent investment
Net parent investment represents the cumulative net investment by Caesars Entertainment in Growth Partners, including any prior net income or loss or other comprehensive income or loss attributed to Growth Partners and contributions received from or distributions made to Caesars Entertainment. Current domestic income tax liabilities are deemed to be remitted in cash to Caesars Entertainment in the period the related income tax expense is recorded. Certain transactions between Growth Partners and other related parties that are wholly-owned subsidiaries of Caesars Entertainment, including allocated expenses and settlement of intercompany transactions, are also included in net parent investment.
Cash received as interest on investments in notes from related party is transferred back to Caesars Entertainment. Such transfers are recorded as equity transactions, net of associated tax, and included as a component of net parent investment. Growth Partners treats these net distributions to Caesars Entertainment as financing transactions in its statements of cash flows.
Non-controlling interest
As of September 30, 2013 and 2012, STRON-MD Limited Partnership holds 4.8% of the Horseshoe Baltimore joint venture. Their non-controlling interest contains an embedded put feature that may cause us, at any time, to purchase all of STRON-MD Limited Partnership’s interest in Horseshoe Baltimore either at cost prior to the commencement of the planned casino’s operations, or at fair market value after the commencement of operations. This election is at the option of the holder, which is therefore not within the control of the issuer. As such, for accounting purposes, their ownership interest is presented as redeemable non-controlling interest presented outside of permanent equity on the Combined Condensed Balance Sheets.
The changes in the carrying amount of Redeemable non-controlling interests were as follows (in millions):

Balance as of January 1, 2012	$1.1
Net loss attributable to redeemable non-controlling interests	(0.3)
Capital contribution to Horseshoe Baltimore	0.5
Balance as of December 31, 2012	$1.3

Balance as of January 1, 2013	$1.3
Net loss attributable to redeemable non-controlling interests	(0.4)
Capital contribution to Horseshoe Baltimore	3.5
Balance as of September 30, 2013	$4.4

GROWTH PARTNERS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Net loss attributable to redeemable non-controlling interests from the Horseshoe Baltimore joint venture for the nine months ended September 30, 2013 and 2012 was recognized in the Combined Condensed Statements of Operations, but was not recognized in the Combined Condensed Statements of Equity as it was accounted for as mezzanine equity during the respective periods.
The following is a summary of Growth Partners' net (loss)/income attributable to non-controlling interests for both the quarters ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Net loss attributable to redeemable non-controlling interests	$(0.3)	$(0.1)	$(0.4)	$(0.2)
Net (loss)/income attributable to non-controlling interests	(2.9)	0.8	(3.9)	1.2
As presented on the Combined Condensed Statements of Operations
Net (loss)/income attributable to non-controlling interests	$(3.2)	$0.7	$(4.3)	$1.0
Pursuant to the Horseshoe Baltimore definitive agreements, capital calls were made in April and June 2013 for an aggregate amount of $73.3 million to fund the ongoing development activities and capitalization requirements for financing of the joint venture. In line with Growth Partners' ownership interests in Horseshoe Baltimore, its portion of the capital contribution amounted to an aggregate total of approximately $38.0 million, which was paid by Caesars Entertainment and appears as a capital contribution within net parent investment on Growth Partners' Combined Condensed Statements of Equity.
Accumulated other comprehensive income
Accumulated other comprehensive income consists of unrealized gain on investments in notes from related party as of September 30, 2013 and December 31, 2012 (see Note 19 — Related Party Transactions), net of taxes. For the nine months ended September 30, 2013, there were no amounts reclassified out of Accumulated other comprehensive income.
Note 10 — Income Taxes
Total income taxes were allocated as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Income tax expense on income before income taxes	$(18.5)	$(17.2)	$(37.6)	$(49.0)
Accumulated other comprehensive income/(loss)	7.4	(8.6)	10.3	55.5
Growth Partners classifies reserves for tax uncertainties within accrued expenses and deferred credits and other in it Combined Condensed Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.
Growth Partners has no uncertain tax positions as of September 30, 2013. The tax years that remain open for examination for Growth Partners' major jurisdictions are 2009 through 2012 for the U.S. and Canada and 2010 through 2012 for Israel.
The effective tax rate for the three months ended September 30, 2013 and 2012 was 31.3% and 36.3%, respectively. The effective tax in the third quarter of 2013 was lower than 2012 primarily due to the benefit of lower foreign tax rates on foreign earnings relative to the quarterly earnings of Growth Partners.
The effective tax rate for the nine months ended September 30, 2013 and 2012 was 30.4% and 35.2%, respectively. The primary cause for the difference from the federal statutory rate of 35% is due to tax benefits from foreign earnings taxed at lower rates and from a favorable tax ruling in Israel received in February 2013.
Growth Partners files income tax returns, including returns for its subsidiaries, with federal, state, and foreign jurisdictions. Growth Partners is under regular and recurring audit by the Internal Revenue Service on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months.

GROWTH PARTNERS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 11 — Fair Value Measurements
The fair value hierarchy defines fair value as an exit price, representing the amount that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. The fair value hierarchy establishes three tiers, which prioritize the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date;
Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents the fair value of Growth Partners' assets and liabilities that are required to be measured at fair value:

(In millions)	Total	Level 1	Level 2	Level 3
September 30, 2013
Assets:
Investments in notes from related party	$897.3	$—	$897.3	$—
Liabilities:
Contingent consideration related to acquisitions	$57.0	$—	$—	$57.0

December 31, 2012
Assets:
Investments in notes from related party	$790.6	$—	$790.6	$—
Liabilities:
Contingent consideration related to acquisitions	$5.6	$—	$—	$5.6
Growth Partners' assessment of goodwill and other intangible assets for impairment includes an assessment using various Level 2 (earnings before interest income/expense, income taxes, depreciation and amortization ("EBITDA") multiples and discount rate) and Level 3 (forecasted cash flows) inputs. Growth Partners' determination of stock-based compensation includes the valuation of CIE’s common stock and the related options and warrants using various Level 2 and Level 3 inputs.
As part of the preliminary purchase price allocation related to its acquisition of Buffalo Studios LLC (“Buffalo”) in December 2012, Growth Partners recorded $5.6 million in contingent consideration, which is remeasured at fair value until settlement under ASC 805, Business Combinations. This contingent consideration is payable in early 2014, based upon a multiple of EBITDA for the calendar year 2013 in excess of a specified minimum threshold (generally referred to as an “earn-out” payment). This liability falls into Level 3 within the fair value hierarchy and was adjusted to its estimated fair value of $54.5 million as of September 30, 2013. The change of $48.9 million in the estimated value of the contingent consideration between the time the initial estimate was finalized and September 30, 2013 is recorded in the "Change in fair value of contingent consideration" line of the Combined Condensed Statements of Operations. A probability approach considering the various estimated calendar 2013 EBITDA levels and related likelihood of achieving those levels, resulting in different values for the earn-out payment was applied in estimating the fair value of this earn-out liability. A change in the probabilities associated with the settlement amount for contingent consideration could materially impact the estimated fair value of the liability.
Growth Partners expects it will have to pay additional consideration associated with its acquisitions of the World Series of Poker ("WSOP") mobile poker game contingent upon meeting or exceeding of specified performance criteria.
At September 30, 2013 and December 31, 2012, the aggregate fair market value of contingent consideration related to both the acquisition of Buffalo and the acquisition of the WSOP mobile poker game totaled $57.0 million and $5.6 million, respectively.
Entities are permitted to choose to measure certain financial instruments and other items at fair value. Growth Partners has not elected the fair value measurement option for any of its assets or liabilities that meet the criteria for this option.

GROWTH PARTNERS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The fair value of Growth Partners' long-term debt approximates its face value as of September 30, 2013 and December 31, 2012.
Note 12 — Litigation, Contractual Commitments and Contingent Liabilities
Litigation
From time to time, CAC or Growth Partners may be subject to legal proceedings and claims in the ordinary course of business.
Multiple lawsuits have been filed against CBAC Gaming, LLC (“CBAC”), the City of Baltimore, the Maryland Department of the Environment ("MDE") and other parties in relation to the proposed location and the development of Horseshoe Baltimore. These cases allege violations of various environmental laws, violations of zoning laws and public nuisance, among other claims. Although CAC and Growth Partners believe that they have adequate defenses to these claims, an adverse judgment could result in additional costs, delays in construction, or injunctions.
In November 2012, the MDE granted approval of the Maryland Joint Venture’s amended Response Action Plan ("RAP") under MDE’s Voluntary Cleanup Program that named the Maryland Joint Venture, rather than the City of Baltimore, as the party that will implement the RAP and redevelop the proposed location of Horseshoe Baltimore. On February 20, 2013, a group of local residents working with the non-profit Inner Harbor Stewardship Foundation (the “Foundation”) filed a complaint in the Maryland Circuit Court challenging the legality of the MDE’s approval of the amended RAP. In the case, known as Ruth Sherrill, et al. v. State of Maryland Department of the Environment, et al., the Plaintiffs claimed that the amended RAP was approved without complying with the public notice and participation requirements of Maryland law. The Plaintiffs sought additional public notice and participation, and to obtain an injunction on, among other things, any construction activities at the site pending the resolution of the case. On March 14, 2013, the court denied the plaintiffs’ motion for a Temporary Restraining Order and Preliminary Injunction (“TRO”). The plaintiffs’ appeal of the TRO ruling has been dismissed. On April 22, 2013, Plaintiffs filed an Amended Complaint adding a public nuisance claim to their original Complaint. The Maryland Joint Venture filed a motion to dismiss the Plaintiffs’ Amended Complaint and a hearing was held on the motion on June 14, 2013. The Amended Complaint was dismissed on November 6, 2013.
The Sherrill plaintiffs issued a notice of intent to file a citizen suit under 42 U.S.C. §§ 6972(a)(1)(A) and (a)(1)(B) of the Resource Conservation and Recovery Act. This notice of intent indicates an intention to sue CBAC, the City of Baltimore, Whiting-Turner, the general contractor for the construction of the Horseshoe Casino, and the Maryland Chemical Company, the former owner and operator of the site. The citizen suit was filed on September 19, 2013, but did not name Whiting-Turner. The defendants filed motions to dismiss on October 15, 2013 for lack of subject matter jurisdiction and failure to state a claim to which plaintiffs responded on November 1, 2013.
The decision of the Board of Municipal Zoning Appeals to grant variances for the site for Horseshoe Baltimore was appealed by separate parties on the basis of alleged procedural irregularities. The appeals were dismissed for lack of standing on October 11, 2013.
On August 1, 2013, ten individuals claiming to represent a class of similarly situated individuals filed a complaint in the U.S. District Court for the Northern District of Maryland against the Maryland Department of the Environment, the City of Baltimore, the U.S. Environmental Protection Agency, CBAC Gaming, LLC, Whiting-Turner Contracting Company, and Urban Green Environmental, LLC. The 11 count complaint alleges that the RAP for the proposed location of Horseshoe Baltimore is inadequate and approved without appropriate public participation. Plaintiffs seek declaratory and injunctive relief, compensatory and punitive damages, and claim violations of civil rights laws and the Clean Water Act, civil conspiracy, and a variety of torts. The plaintiffs also sought a temporary restraining order, which the District Court denied on August 9, 2013. Plaintiffs advised the Court that they intended to amend their complaint within 30 days but did not attempt to do so until October 30, 2013.  The Amended Complaint added 27 plaintiffs and named MDE, the City and the Baltimore Development Corporation, and CBAC as defendants.  It was rejected by the Clerk’s Office on November 4, 2013 due to plaintiffs’ failure to also file a redline comparison with the original Complaint.
From time to time, the City of Baltimore may be subject to legal proceedings asserting claims related to the site. At this time, CAC and Growth Partners have not been named as parties to these proceedings. However, an unfavorable outcome for the City of Baltimore could lead to construction delays if it were determined that corrective action was required and could not be implemented successfully offsite.

GROWTH PARTNERS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Four residents of Baltimore City and County issued a notice of intent to file a citizen suit under 33 U.S.C. § 1365(b) of the Clean Water Act against the City of Baltimore as owner of the site for water pollution alleged to originate there. A lawsuit was filed on behalf of two of the residents on July 2, 2013. The City moved to dismiss the complaint on August 28, 2013. One of the plaintiffs withdrew from the case on October 10, 2013.
Two residents of Baltimore City filed suit against the City of Baltimore, as owner of the site, alleging that the City is in violation of Maryland water pollution laws as a result of groundwater contamination alleged to be migrating from the site. The City was served with the complaint on June 12, 2013. An amended complaint was filed on July 19, 2013, which the City moved to dismiss on August 6, 2013. Plaintiffs dismissed the complaint without prejudice on September 12, 2013.
Playtika Employment Agreements
In December 2011, a subsidiary of Caesars Interactive entered into employment agreements with certain selling shareholders of Playtika who had been managing Playtika both prior and subsequent to CIE’s May 2011 acquisition. Under these employment agreements, a subsidiary of Caesars Interactive agreed to pay $4.0 million in success bonuses; $2.0 million to each of two employees in the event that each employee is still employed by Growth Partners 29 months from the commitment date of the employment agreement. If the employee’s employment is terminated by Growth Partners without cause or terminated by the employee for good reason prior to the completion of the required 29 months of service, but after completion of service through July 1, 2013, each of the employees is entitled to receive 40% of this success bonus.
In addition, Caesars Interactive has success bonuses payable to certain other Playtika employees of $0.3 million, $0.6 million and $1.1 million, payable during the years ending December 31, 2012, 2013 and 2014, respectively. These success bonuses are dependent upon the receiving individuals still being employed on the dates that such bonuses become payable. Success bonuses are included in Accrued expenses in the Combined Condensed Balance Sheets with a charge to compensation expense over the required service period.
In June 2013, Growth Partners recognized compensation expense in connection with the resignation of a Playtika senior management member. This expense is included in Property, general, administrative and other in the Combined Condensed Statements of Operations.
Planet Hollywood Energy Services Agreement
Planet Hollywood’s predecessor entered into an Energy Services Agreement (“ESA”) with Northwind Aladdin, LLC (“Northwind”) on September 24, 1998, subject to five subsequent amendments. Under the terms of the amended ESA, Northwind is required to provide chilled water, hot water and emergency power to Planet Hollywood from a central utility plant for a term that expires February 29, 2020. Planet Hollywood recorded expenses of $0.8 million during both the three months ended September 30, 2013 and 2012 as well as $2.3 million during both the nine months ended September 30, 2013 and 2012, which are included in Property, general, administrative and other expenses in the accompanying Combined Condensed Statements of Operations. As of September 30, 2013, Planet Hollywood had future minimum commitments and contingencies of $12.2 million related to the ESA.
Planet Hollywood Self-Insurance
Planet Hollywood was self-insured up to certain limits for costs associated with general liability, workers’ compensation, and employee health coverage through June 2013. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. In estimating these reserves, historical loss experience and judgments about the expected levels of costs per claim are considered. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. Planet Hollywood believes the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. Growth Partners regularly monitors the potential for changes in estimates, evaluates its insurance accruals, and adjusts its recorded provisions. Starting in July 2013, third party insurance coverage was obtained on a prospective basis. As of September 30, 2013 and December 31, 2012, $3.0 million, in each period, has been accrued to cover insurance claims and is included in Accrued expenses in the accompanying Combined Condensed Balance Sheets.
Planet Hollywood Participation and Servicing Agreement
In 2009, the predecessor of Planet Hollywood entered into an agreement to purchase a participation interest in certain mortgaged properties. Under the terms of this agreement, Planet Hollywood is required to pay the counterparty $5.6 million at the earlier of October 5, 2015, or on March 31 subsequent to the first year that such mortgaged properties generate a positive

GROWTH PARTNERS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

net cash flow in excess of a pre-determined minimum amount. The mortgaged properties have not and are not expected to generate a positive net cash flow in excess of this pre-determined minimum amount within the next calendar year, and the associated liability has been included in Deferred credits and other within the Combined Condensed Balance Sheets.
Entertainment Commitments
In July 2013, Planet Hollywood terminated its lease with a third party in order to retake possession of the larger performance theater space in Planet Hollywood known as “PH Live at Planet Hollywood”. In connection with that transaction, Planet Hollywood is refurbishing the PH Live at Planet Hollywood theatre and entered into a two-year performance agreement with Britney Spears pursuant to which Ms. Spears has agreed to perform a total of 96 shows at the refurbished PH Live at Planet Hollywood theatre. The performance agreement with Ms. Spears contains customary representations, warranties, covenants and agreements and exclusivity and non-compete provisions for similar transactions. Aggregate commitments under the lease termination agreement, amounts committed to refurbishing the theatre and commitments under the performance agreement aggregate approximately $64.0 million through December 31, 2015.
Contingent Consideration
Growth Partners expects it will have to pay additional consideration associated with its acquisitions as further discussed in Note 11 — Fair Value Measurements.
Note 13 — Supplemental Cash Flow Information
The increase/(decrease) in cash and cash equivalents due to the changes in working capital accounts were as follows:

	Nine Months Ended September 30,
(In millions)	2013	2012
Payable to related parties	$18.0	$11.2
Accrued expenses	16.1	9.7
Accounts payable	0.1	3.4
Prepayments and other current assets	(3.8)	(0.3)
Foreign tax payable	(5.1)	3.2
Receivables	(10.1)	(9.8)
Interest receivable from related party	(15.8)	(16.9)
Other	—	1.5
Net change in working capital accounts	$(0.6)	$2.0

The following table reconciles interest expense, net of interest capitalized, per the Combined Condensed Statements of Operations, to cash paid for interest:

	Nine Months Ended September 30,
(In millions)	2013	2012
Interest expense, net of interest capitalized	$36.1	$31.9
Adjustments to reconcile to cash paid for interest:
Net change in accruals	6.7	(0.7)
Net amortization of debt discounts	(17.2)	(15.9)
Capitalized interest	0.4	—
Cash paid for interest	$26.0	$15.3
Cash payments for income taxes, net	$17.5	$12.5
Note 14 — Stock-Based Compensation
Caesars Entertainment grants stock-based compensation awards in Caesars Entertainment common stock to certain employees that work for the management companies of Planet Hollywood and Horseshoe Baltimore under the Caesars 2012 Performance Incentive Plan. Growth Partners did not record any allocation of Caesars Entertainment’s expense associated with Planet Hollywood or Horseshoe Baltimore executives’ stock-based awards for the nine months ended September 30, 2013 and 2012 as it was not considered material to the combined condensed financial statements.

GROWTH PARTNERS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Caesars Interactive grants stock-based compensation awards in Caesars Interactive common stock to its employees and service providers in accordance with the Caesars Interactive Entertainment, Inc. Amended and Restated Management Equity Incentive Plan (the "Plan"), which is intended to promote the interests of Caesars Interactive and its shareholders by providing key employees, directors, service providers and consultants with an incentive to encourage their continued employment or service and improve the growth and profitability of Caesars Interactive.
The following is a description of the components of these programs under the Plan as of September 30, 2013:
Valuation of Caesars Interactive Common Stock
Caesars Interactive determines the value of its common stock in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “Practice Aid”). The valuations of CIE’s common stock were performed retrospectively by an internal valuation specialist for valuation dates of March 31, 2012 and earlier. The valuations of CIE’s common stock were performed contemporaneously by this same internal valuation specialist for the valuation dates between March 31, 2012 and June 30, 2012. Valuations subsequent to June 30, 2012 were determined with the assistance of a third-party valuation firm.
In performing these valuations, the valuation specialists considered the appropriate valuation methodology to use based on the stage of development of CIE at the valuation date, in accordance with the Practice Aid. The valuation specialist considered a number of significant valuation events including, but not limited to, voluntary redemptions of shares by management shareholders electing to redeem such shares, exercises of options by third-part investors to purchase shares of common stock, recent initial public offerings in the social and mobile gaming segment, independent third-party valuations of the WSOP trade name and exclusive rights to host the WSOP tournaments, and recent acquisitions.
Stock options and warrants
Time-based stock options have been granted to Caesars Interactive employees and non-employees, and time-based warrants have been granted to non-employees. Historically, both the options and warrants were generally subject to a five-year vesting period; vesting 20% per year on each anniversary of its effective date, until 100% of the options or warrants are fully vested and exercisable. Vesting is subject to the participant’s continued employment or service for non-employees, through the applicable vesting date.
On September 30, 2013, certain key Caesars Interactive employees and non-employees were granted time-based stock options which vest ratably over a period of either five or seven years.
As of September 30, 2013, Caesars Interactive had 12,625 shares available for awards under the Plan. The Plan was amended and restated during the third quarter of 2013 to, among other things, increase the shares available under the Plan. The following is a summary of Caesars Interactive’s stock option and warrant activity for the nine months ended September 30, 2013:

	Shares	Weighted Average Exercise Price	Fair Value (1)	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2013	12,916	$1,999.7	$386.2	7.2
Granted (employee time-based stock options)	4,160	$5,560.5	$2,629.0
Exercised (employee time-based stock options)	(365)	$1,586.5	$82.1
Canceled (employee time-based stock options)	(1,265)	$2,500.0	$724.9
Outstanding at September 30, 2013	15,446	$2,965.0	$969.7	7.3
Vested and expected to vest at September 30, 2013	13,648	$2,943.3	$956.8	7.3
Exercisable at September 30, 2013	7,590	$1,610.3	$147.1	5.7
(1) Represents the average grant date fair value per option, using a Monte Carlo simulation model.
When information is available, Caesars Interactive uses historical stock option and warrant holder behavioral data to estimate the option or warrant exercise and termination rates used in the option-pricing model. As CIE does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, it was calculated through the Monte Carlo model assuming that the options and warrants will be disposed of either post-vesting but prior to a liquidity event, at the date of a liquidity event or after a liquidity event. Expected volatility was based on the historical volatility of the common stock of CIE’s competitor peer group for a period approximating the expected life. Caesars Interactive has no current intention to pay

GROWTH PARTNERS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

dividends on its common stock. The risk-free interest rate within the expected term was based on the U.S. Treasury yield curve in effect at the time of grant. Valuation assumptions for Caesars Interactive’s stock options and warrants for the indicated periods are presented below:

Nine Months Ended September 30, 2013
Expected range of volatility	51.1 - 61.3%
Expected dividend yield	—%
Expected range of term (in years)	3.3 - 7.7
Risk-free interest rate range	0.6 - 2.2%
As of September 30, 2013, there was approximately $17.5 million of total unrecognized compensation expense related to Caesar Interactive’s stock options to employees and $1.6 million of total unrecognized compensation expense related to warrants to non-employees. The non-employee amount includes $0.5 million of unrecognized compensation expense as of September 30, 2013 related to warrants to purchase Caesars Entertainment stock that has been pushed-down to the combined condensed financial statements from CEOC as the warrants vest upon services related to the CIE business. As of September 30, 2013, this cost is expected to be recognized over a remaining -average period of 3.0 years.
For the nine months ended September 30, 2013, the compensation cost that has been charged against earnings for stock options and warrants was approximately $5.0 million, which was included in Property, general, administrative and other in the Combined Condensed Statements of Operations. As of September 30, 2013, there was $23.5 million recognized in Deferred credits and other in the Combined Condensed Balance Sheets related to liability-classified stock options and warrants.
Restricted Shares and Restricted Stock Units
Certain key employees of a subsidiary of Caesars Interactive have been granted restricted shares, which vest on the third anniversary of grant as long as the employee remains employed through this anniversary date. On September 30, 2013, certain key Caesars Interactive employees were granted restricted stock units (RSUs), which are subject to either a ratable five-year vest or a seven-year vesting period such that 25% of the awards vest ratably over four years, 25% vest ratably over five years, 25% vest ratably over six years and 25% vest ratably over seven years. The remaining RSUs granted on September 30, 2013 are subject to a five-year vesting period such that 20% of the awards vest in each year starting with and subsequent to the first anniversary of the grant date. Restricted shares and RSUs (“restricted stock”) are equity-classified instruments and are measured at their fair value at the date of grant for accounting purposes.
On June 2, 2013, Growth Partners entered into a binding letter agreement for the separation of employment of a senior management team member of a subsidiary of Caesars Interactive. Under this memorandum of understanding, this individual has agreed to forfeit his unvested options and exercise his vested options, and Growth Partners has agreed to purchase from this individual, at an agreed upon price, the shares he acquires pursuant to the exercise of his options, plus previously owned Management Shares and restricted stock, subject to the execution of a final definitive agreement.
The following is a summary of Caesars Interactive’s restricted stock activity for the nine months ended September 30, 2013:

	Shares	Fair Value (1)	Weighted Average Remaining Contractual Term (years)
Outstanding (non-vested) at January 1, 2013	2,831	$905.4	1.5
Granted (RSUs)	3,120	$5,470.0	6.6
Outstanding (non-vested) at September 30, 2013	5,951	$3,298.4	3.8
(1) Represents the weighted-average grant date fair value per option, using a Monte Carlo simulation model.
As of September 30, 2013, there was approximately $18.8 million of total unrecognized compensation cost related to restricted shares, which is expected to be recognized over a remaining period of 3.7 years.
For the nine months ended September 30, 2013, total compensation expense that was recorded in earnings for restricted shares, including amounts incurred in connection with the resignation of a senior management member, was approximately $7.2 million. This expense is included in Property, general, administrative and other in the Combined Condensed Statements of Operations.

GROWTH PARTNERS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Management Shares
In October 2011, certain key Caesars Interactive employees purchased common stock of Caesars Interactive Entertainment (“Management Shares”). Management Shares are equity-classified instruments for accounting purposes.
In January 2013, CIE offered to purchase a portion of the Management Shares owned by certain members of CIE management at a price of $5,221 per share. Aggregate consideration paid by Caesars Interactive for all shares purchased in the transaction amounted to $2.7 million.
In July 2013, CIE offered to purchase a portion of the Management Shares owned by certain members of CIE management at a price of $5,446.49 per share. Aggregate consideration paid by Caesars Interactive for all shares purchased in the transaction amounted to $7.2 million.
Note 15 — Property, General, Administrative and Other
Property, general, administrative and other expense consisted of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Advertising	$16.4	$9.5	$43.4	$26.9
Payroll costs	8.5	5.9	27.1	17.6
Management fee	4.2	4.0	13.1	12.1
Utilities	3.5	2.7	8.1	6.6
License, franchise tax and other	3.4	2.8	10.3	9.3
Research and development	3.0	4.7	20.3	9.9
Rental expense	2.8	1.9	7.6	5.7
Corporate allocations	2.7	1.3	7.6	5.2
Stock-based compensation	1.8	6.8	12.2	11.6
Professional services	1.8	1.4	4.4	4.6
Other	12.4	9.8	30.6	32.2
	$60.5	$50.8	$184.7	$141.7
Note 16 — Leases
Growth Partners leases both real estate and equipment used in its operations and classifies those leases as either operating or capital leases for accounting purposes. As of September 30, 2013, Growth Partners had no material capital leases and the remaining lives of its operating leases ranged from one to 85 years with various automatic extensions.
A subsidiary of Caesars Baltimore Investment Company, LLC entered into a ground lease agreement with the City of Baltimore in relation to its casino construction project in Baltimore in October 2012. The subsidiary took possession and started the lease term in July 2013. This agreement will significantly increase the future expected rent obligations. The total minimum lease payments relating to the aforementioned lease are $197.0 million and have been reflected in the operating lease table below.
Rental expense associated with operating leases is charged to expense in the year incurred. Rental expense for operating leases and other month-to-month cancellable leases are included in Operating expenses in the Combined Condensed Statements of Operations and amounted to $6.6 million and $3.1 million for the quarter ended September 30, 2013 and 2012 and $12.7 million and $9.3 million for the nine months ended September 30, 2013 and 2012, respectively.

GROWTH PARTNERS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As of September 30, 2013, Growth Partners' future minimum rental commitments under its non-cancellable operating leases are as follows:

(In millions) Year	Non-cancellable operating leases
2013 (remaining 3 months)	$2.4
2014	10.5
2015	18.1
2016	19.8
2017	21.8
2018	22.8
Thereafter	718.2
Total minimum rent commitments	$813.6
Note 17 — Employee Benefits
Caesars Entertainment maintains a defined contribution savings and retirement plan in which employees of both CIE and the management companies of Planet Hollywood and Horseshoe Baltimore may participate. The plan, among other things, provides for pretax and after-tax contributions by employees. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings. In April 2012, Caesars Entertainment reinstated a limited employer match. Growth Partners’ reimbursement for Caesars Entertainment’s contribution expense for the quarters ended September 30, 2013 and 2012 was $0.1 million in each quarter and for the nine months ended September 30, 2013 and 2012 was $0.5 million and $0.3 million, respectively.
Caesars Entertainment also maintains deferred compensation plans, stock-option plans, and an executive supplemental savings plan under which certain employees of the management company of Planet Hollywood’s management may defer a portion of their compensation. The expenses charged by Caesars Entertainment to Planet Hollywood for employees’ participation in these programs are included in Property, general, administrative and other in the Combined Condensed Statements of Operations.
Certain employees of Caesars Entertainment are covered by union sponsored, collectively bargained, health and welfare multiemployer benefit plans. Planet Hollywood’s reimbursement for Caesars Entertainment’s contributions and charges for these plans were $2.2 million and $2.1 million for the quarters ended September 30, 2013 and 2012, respectively. The reimbursements were $6.6 million and $6.2 million for the nine months ended September 30, 2013 and 2012, respectively. These expenses are included in Property, general, administrative and other in the Combined Condensed Statements of Operations.
Note 18 — Segments
For financial reporting purposes, Growth Partners has two reportable segments: (1) Interactive Entertainment; and (2) Casino Properties and Developments. The Interactive Entertainment segment consists of social and mobile games that are housed on various global social and mobile third-party platforms, licensing of the WSOP trade name to third parties for use in social and mobile games and online real money gaming, and the licensing of the WSOP trade name, television rights and sponsorship for WSOP live tournaments. The Interactive Entertainment segment also includes use of the WSOP and Caesars brands for regulated online real money gaming in the United Kingdom, Italy and France. The Casino Properties and Developments segment consists of Growth Partners' interests in a certain joint venture in a gaming facility in Baltimore, Maryland, and the Planet Hollywood business, which consists of hotel, related food, beverage, entertainment, and parking amenities as well as gaming facility operations. Amounts not aggregated with either the Interactive Entertainment reportable segment or the Casino Properties and Development segment relate to the Investments in notes from related party and related tax impacts, and are reported separately in the Other column in the tables below.

GROWTH PARTNERS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Revenue attributed to the reportable segments is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Interactive Entertainment
Social and mobile games	$74.7	$51.7	$212.0	$142.5
WSOP and online real money gaming	4.2	4.9	9.5	10.9
	78.9	56.6	221.5	153.4
Casino Properties and Developments
Casino	42.1	42.0	126.7	126.5
Food and beverage	21.9	17.5	64.9	52.3
Rooms	24.1	22.4	73.7	69.6
Other	7.2	4.8	20.8	14.5
Less: casino promotional allowances	(11.8)	(12.6)	(37.0)	(36.5)
	83.5	74.1	249.1	226.4
Net revenues	$162.4	$130.7	$470.6	$379.8

Total assets were not included in the segment information above as the segment level balance sheet information is not reviewed by Growth Partners' chief operating decision maker.

GROWTH PARTNERS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following Segment earnings before interest income/expense, income taxes, depreciation and amortization (“EBITDA”) information is presented based on the reporting segments:

	Quarter Ended September 30, 2013				Quarter Ended September 30, 2012
(In millions)	Interactive Entertain- ment	Casino Properties and Developments	Other	Total	Interactive Entertain- ment	Casino Properties and Developments	Other	Total
Income from operations	$21.9	$8.4	$—	$30.3	$12.3	$7.5	$—	$19.8
Depreciation and amortization	4.8	6.7	—	11.5	1.8	6.3	—	8.1
Loss on extinguishment of debt	—	(0.3)	—	(0.3)	—	—	—	—
Other (expense)/income, net	—	—	—	—	0.6	—	—	0.6
Segment EBITDA	26.7	14.8	—	41.5	14.7	13.8	—	28.5
Depreciation and amortization	(4.8)	(6.7)	—	(11.5)	(1.8)	(6.3)	—	(8.1)
Interest expense, net of interest capitalized	(0.8)	(15.0)	—	(15.8)	(0.6)	(9.4)	—	(10.0)
Interest income - related party	—	—	44.9	44.9	—	—	37.0	37.0
(Provision for)/benefit from income taxes	(5.4)	2.6	(15.7)	(18.5)	(4.4)	0.7	(13.5)	(17.2)
Net income/(loss)	$15.7	$(4.3)	$29.2	$40.6	$7.9	$(1.2)	$23.5	$30.2

	Nine Months Ended September 30, 2013				Nine Months Ended September 30, 2012
(In millions)	Interactive Entertain- ment	Casino Properties and Developments	Other	Total	Interactive Entertain- ment	Casino Properties and Developments	Other	Total
(Loss)/income from operations	$(5.8)	$37.8	$—	$32.0	$33.7	$29.5	$—	$63.2
Depreciation and amortization	12.6	19.7	—	32.3	5.2	19.0	—	24.2
Loss on extinguishment of debt	—	(0.5)	—	(0.5)	—	—	—	—
Other income/(expense), net	0.1	0.2	—	0.3	1.5	—	—	1.5
Segment EBITDA	6.9	57.2	—	64.1	40.4	48.5	—	88.9
Depreciation and amortization	(12.6)	(19.7)	—	(32.3)	(5.2)	(19.0)	—	(24.2)
Interest expense, net of interest capitalized	(1.9)	(34.2)	—	(36.1)	(3.6)	(28.3)	—	(31.9)
Interest income - related party	—	—	128.0	128.0	—	—	106.4	106.4
Benefit from/(provision for) income taxes	8.0	(0.8)	(44.8)	(37.6)	(9.9)	(0.5)	(38.6)	(49.0)
Net income	$0.4	$2.5	$83.2	$86.1	$21.7	$0.7	$67.8	$90.2

GROWTH PARTNERS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following geographical segment information is presented based on the geographical region of each subsidiary’s country of domicile:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Revenues
United States	$108.3	$79.0	$313.2	$237.3
Israel	54.1	51.7	157.4	142.5
Net revenues	$162.4	$130.7	$470.6	$379.8

(In millions)	September 30, 2013	December 31, 2012
Land, property and equipment, net
United States	$449.1	$417.9
Israel	4.3	2.5
Total land, property and equipment, net	$453.4	$420.4
Note 19 — Related Party Transactions
WSOP Trade Name
In 2009, Caesars Interactive acquired the WSOP trademarks and associated rights from CEOC for $15.0 million. At the same time, Caesars Interactive entered into a Trademark License Agreement with CEOC, pursuant to which CEOC acquired an exclusive, perpetual, royalty-free license to use the WSOP trademarks in connection with hosting the WSOP tournaments, operating WSOP branded poker rooms and selling certain WSOP branded retail items. This agreement remains in effect indefinitely, unless earlier terminated pursuant to the agreement’s terms.
In 2011, Caesars Interactive entered into a series of transactions pursuant to which Caesars Interactive effectively repurchased the exclusive rights to host the WSOP tournaments from CEOC for $20.5 million. The 2009 Trademark License Agreement remains in effect with respect to WSOP branded poker rooms and retail items, but the rights to host WSOP tournaments are owned by Caesars Interactive. As part of the 2011 transactions, Caesars Interactive entered into a Trademark License Agreement with CEOC pursuant to which Caesars Interactive granted CEOC the right to host the WSOP tournaments at the Rio Hotel in Las Vegas or at such other property agreed to by the parties, in exchange for a $2.0 million per year fee. Simultaneously, Caesars Interactive entered into a Circuit Event Agreement with CEOC pursuant to which Caesars Interactive granted CEOC the right to host a certain number of WSOP circuit events at various properties of CEOC for a price of $75,000 per event. Both agreements are in effect until September 1, 2016, unless earlier terminated pursuant to the agreements’ respective terms. Revenues under this agreement associated with the WSOP circuit events amounted to $1.2 million and $1.0 million for the nine-months ended September 30, 2013 and 2012, respectively. Growth Partners' first revenues associated with the royalty fee of $2.0 million for the right to host the WSOP Tournaments occurred during 2012 which is included in WSOP and online real money gaming revenues in the Combined Condensed Statements of Operations.
Cross Marketing and Trademark License Agreement
In 2011, Caesars Interactive entered into a Cross Marketing and Trademark License Agreement with Caesars World, Inc., Caesars License Company, LLC, Caesars Entertainment and CEOC. In addition to granting Caesars Interactive the exclusive rights to use various brands of Caesars Entertainment in connection with social and mobile games and online real money gaming in exchange for a 3% royalty, this agreement also provides that CEOC will provide certain marketing and promotional activities for Caesars Interactive, including participation in Caesars Entertainment’s Total Rewards loyalty program, and Caesars Interactive will provide certain marketing and promotional activities for Caesars Entertainment and CEOC. The agreement also provides for certain revenue share arrangements where Caesars Interactive pays CEOC for customer referrals. This agreement is in effect until December 31, 2026, unless earlier terminated pursuant to the agreement’s terms. For the three months ended September 30, 2013 and 2012, Caesars Interactive paid $0.2 million and $0.1 million, respectively, and paid $0.6 million and $0.3 million for the nine months ended September 30, 2013 and 2012 respectively pursuant to the terms of the Cross Marketing and Trademark License Agreement.
Reimbursement and Consulting Arrangement with Stephenson Management Inc.
Stephenson Management Inc. (“Stephenson”), a holding company controlled by Caesars Interactive’s Chief Executive Officer, Mitch Garber, was the owner of a private aircraft. When Mr. Garber travels for a business purpose for Caesars

GROWTH PARTNERS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Interactive, Stephenson assumes all of the operating expenses of the aircraft, and Caesars Interactive reimburses Stephenson for the approximate cost of the prevailing price of a commercial airline ticket for Mr. Garber and any other employee or business related passenger on the flight.
In addition, CEOC and Stephenson are parties to a Consulting Agreement, dated as of January 26, 2009, pursuant to which Stephenson provides consulting services to CEOC in respect of online and other assets controlled by CEOC. Stephenson is paid CAD$20,350 each calendar month, which consists of $15,000 converted at a fixed exchange rate of CAD$1.18 to $1.00 and a gross up to cover the required Canadian Goods and Services Tax and the required Provincial Sales Tax in Canada.
The reimbursement of Stephenson ceased during the year ended December 31, 2012.
Allocated general corporate expenses
Upon the October 21, 2013 closing of the Transactions, CGP LLC entered into a management services agreement with CEOC pursuant to which CEOC and its subsidiaries provide certain services to CGP LLC. The agreements, among other things:

•
contemplate that CEOC will provide certain services related to payroll, accounting, risk management, tax, finance, recordkeeping, financial statement preparation and audit support, legal, treasury functions, regulatory compliance, insurance, information systems, office space and corporate and other centralized services;

•	allow the parties to modify the terms and conditions of CEOC’s performance of any of the services and to request additional services from time to time; and

•	provide for payment of a service fee to CEOC in exchange for the provision of services, plus a margin of 10%.

In addition, the shared service agreement pursuant to which CEOC provides similar services to Caesars Interactive and the management agreements pursuant to which CEOC provides similar services to Planet Hollywood and Horseshoe Baltimore that were in place prior to the Transactions continue to remain in force.
The Combined Condensed Statements of Operations reflect an allocation of both expenses incurred in connection with these shared services agreements and directly billed expenses incurred through Caesars Entertainment and CEOC. General corporate expenses have been allocated based on a percentage of revenue, or on another basis (such as headcount), depending upon the nature of the general corporate expense being allocated. For the quarter ended September 30, 2013 and 2012, Growth Partners recorded allocated general corporate expenses (including at times a 10% surcharge) and directly billed expenses totaling $7.7 million and $6.5 million, respectively. For the nine months ended September 30, 2013 and 2012, these expenses totaled $20.4 million and $19.4 million, respectively. The net payable balances for allocated and directly billed expenses is recorded in Payables to related party in the Combined Condensed Balance Sheets and was $45.2 million as of September 30, 2013 and $18.2 million as of December 31, 2012.
Management Fees
PHW Manager, LLC (“PHW Manager”), a wholly-owned subsidiary of CEOC, manages the operations of the Planet Hollywood. Fees paid to PHW Manager for such services include a base management fee calculated at 3% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 4.5% of EBITDA less the base management fee. For the quarter ended September 30, 2013 and 2012, the fees were $4.2 million and $4.0 million, respectively. These fees totaled $13.1 million and $12.1 million for the nine months ended September 30, 2013 and 2012, respectively. These fees are included in Property, general, administrative, and other expenses in the Combined Condensed Statements of Operations. As of September 30, 2013 and December 31, 2012, the payable balances related to these fees were recorded in Payables to related party in the Combined Condensed Balance Sheets and was $1.5 million and $1.3 million, respectively.
Long-term debt to related party
Caesars Interactive has entered into an unsecured credit facility with Caesars Entertainment (the “Credit Facility”) whereby Caesars Entertainment provided to Caesars Interactive unsecured intercompany loans as approved by Caesars Entertainment on an individual transaction basis. In connection with the May 2011 purchase of 51% of Playtika, the December 2011 purchase of the remaining 49% interest in Playtika and the December 2012 Buffalo Studios acquisition, Caesars Interactive borrowed $126.4 million for Playtika and $42.0 million for Buffalo Studios under the Credit Facility. The outstanding CIE balance on the Credit Facility as of September 30, 2013 and December 31, 2012, was $39.8 million and $46.8 million, respectively. No principal payments are required under the Credit Facility until its maturity date of November 29, 2016. The unsecured intercompany loans bear interest on the unpaid principal amounts at a rate per annum equal to LIBOR plus 5%.

GROWTH PARTNERS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

For the quarter ended September 30, 2013 and 2012, Growth Partners recorded $0.8 million and $0.7 million of interest expense associated with this debt, respectively, and $1.9 million and $3.7 million for the nine months ended September 30, 2013 and 2012, respectively. The Credit Facility does not have any restrictive or affirmative covenants.
During the nine months ended September 30, 2013, CIE made principal payments on the Credit Facility aggregating $7.0 million.
Investments in notes and interest receivable from related party
Growth Partners' investments in notes from related party consist solely of senior notes previously issued by CEOC which were acquired by Caesars Entertainment in transactions unrelated to the Transaction. All investments in notes from related party are classified as available-for-sale and are recorded as non-current assets.
The face value and fair value of the investment in related party notes are summarized below:

(In millions)		Face Value As of		Fair Value As of
Maturity	Stated Interest Rate	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
June 1, 2015	5.63%	$427.3	$427.3	$387.8	$376.0
June 1, 2016	6.50%	324.5	324.5	244.2	210.0
October 1, 2017	5.75%	390.9	390.9	261.9	201.5
February 1, 2018	10.75%	3.9	3.7	3.4	3.1
Total		$1,146.6	$1,146.4	$897.3	$790.6
For additional discussion of fair value measurements, see Note 11 — Fair Value Measurements.
For the notes due February 1, 2018, CEOC has the option, and has elected to exercise such option, to pay interest on the notes with additional notes due February 1, 2018, rather than paying such interest in cash. To the extent CEOC elects to pay the interest “in-kind”, the interest to be paid accrues at a premium of 75 basis points over the stated interest rate. For the nine months ended September 30, 2013 and 2012, Growth Partners received interest in the form of additional notes due February 1, 2018 and recognized interest income of approximately $0.3 million.
Investments included in the Combined Condensed Balance Sheets are summarized as follows:

(In millions)	September 30, 2013	December 31, 2012
Investments in notes from related party
Amortized cost	$689.5	$612.2
Unrealized gains recorded in accumulated other comprehensive income	207.8	178.4
Fair value of investments in notes from related party	$897.3	$790.6
Growth Partners evaluates whether securities in an unrealized loss position could potentially be other-than-temporarily impaired. Growth Partners has concluded that the fair values of the securities presented in the table above were not other-than-temporarily impaired as of September 30, 2013 and December 31, 2012. This conclusion is derived from CEOC's continued satisfaction of the securities’ obligations in accordance with their contractual terms along with the expectation that CEOC will continue to do so. Also contributing to this conclusion is the determination that it is more likely than not that Growth Partners will not be required to sell these securities prior to recovery, an assessment of CEOC's financial condition, and other objective evidence.
For the quarter ended September 30, 2013 and 2012, interest income from related parties includes $17.0 million and $16.8 million of income based on the stated interest rate, $27.8 million and $20.0 million of accretion of discount and the aforementioned $0.1 million and $0.2 million of interest income related to the paid-in-kind notes, respectively. For the nine months ended September 30, 2013 and 2012, interest income from related parties includes $50.7 million and $50.6 million of income based on the stated interest rate, $77.0 million and $55.5 million of accretion of discount and the aforementioned $0.3 million and $0.3 million of interest income related to the paid-in-kind notes, respectively.

GROWTH PARTNERS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Other related party transactions
Revenues earned from WSOP tournament agreements with CEOC were $0.2 million for each quarter ended September 30, 2013 and 2012. For the nine months ended September 30, 2013 and 2012, revenues earned from WSOP tournament agreements with CEOC were $1.2 million and $1.0 million, respectively. Expenses related to Caesars Interactive’s cross marketing and trademark license agreements with CEOC were $0.2 million and $0.1 million for the quarter ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, these expenses were $0.6 million and $0.3 million, respectively.
Note 20 — Subsequent Event

Acquisition
In October 2013, certain wholly owned subsidiaries of Caesars Interactive consummated an agreement with unaffiliated third parties (collectively the “Sellers”) to acquire the workforce, assets and intellectual property (collectively, the “Acquired Assets”) of the Sellers. Total consideration for the Acquired Assets was $18.0 million, of which $10.0 million was paid on October 21, 2013 and $8.0 million is contingent upon achieving certain milestone events. Growth Partners has not yet commenced its purchase price allocation related to the consideration paid for this acquisition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with, and is qualified in its entirety by the audited balance sheet of Caesars Acquisition Company (“CAC”) as of February 25, 2013, its date of formation, and the notes thereto as previously disclosed in CAC’s Registration Statement on Form S-1 as amended (File No. 333-189876) (the "Registration Statement"); the unaudited financial statements of Caesars Acquisition Company as of and for the period from February 25, 2013 through September 30, 2013; the audited financial statements as of and for the year ended December 31, 2012 of the historical combined entities that, subsequent to the October 21, 2013 consummation of the Transactions (as defined below), are now known as Caesars Growth Partners, LLC and the notes thereto as previously disclosed in the Registration Statement; the unaudited combined condensed financial statements of the historical combined entities that are now known as Caesars Growth Partners, LLC as of and for the three and nine months ended September 30, 2013 and 2012, and the notes thereto; and the other financial information included elsewhere in this Form 10-Q.
Basis of Presentation
CAC was incorporated under the laws of the State of Delaware on February 25, 2013 and was formed to directly own 100% of the voting membership units in Caesars Growth Partners, LLC (“CGP LLC”), a joint venture between CAC and Caesars Entertainment Corporation ("Caesars Entertainment"). At September 30, 2013, CAC does not own any assets or have any direct operations. Upon consummation of the Transactions referenced in "Note 1 — Organization and Nature of Business Operations" to the CAC financial statements, CAC serves as CGP LLC’s managing member and sole holder of all of its outstanding voting units, and subsidiaries of Caesars Entertainment hold all of CGP LLC’s outstanding non-voting units. However, based upon the structure of CGP LLC and the related economics, CGP LLC has been determined to be a variable interest entity of which Caesars Entertainment is the primary beneficiary. Therefore, CAC does not consolidate CGP LLC into its financial statements. Instead, CAC accounts for its investment in CGP LLC using a balance sheet approach to the equity method of accounting, referred to as hypothetical liquidation at book value (“HLBV”) accounting.
On October 21, 2013, when the Transactions were completed, CAC did not have any operations and CAC’s only material asset is its membership interest in CGP LLC, which will be accounted for using the HLBV approach to the equity method of accounting. For accounting purposes, the predecessor to CAC is Growth Partners (as defined below). As a result, we believe the financial statements of Growth Partners itself are more relevant to the investor than our financial statements because Growth Partners’ financial statements present the financial position and results of the underlying operations of Growth Partners in greater detail. The historical financial statements of Growth Partners are the combined financial statements of entities and assets that were contributed to or acquired by CGP LLC on October 21, 2013, which consist of Caesars Entertainment’s equity interests in Caesars Interactive Entertainment, Inc. ("Caesars Interactive" or “CIE”), the equity interests of a subsidiary of PHW Las Vegas, LLC, which holds all of the assets and liabilities of PHW Las Vegas, LLC, including Planet Hollywood, the equity interests of Caesars Baltimore Investment Company, LLC (“CBIC”), which holds an interest in the Maryland Joint Venture, and investments in bonds previously issued by Caesars Entertainment Operating Company, Inc. (“CEOC”), a wholly-owned subsidiary of Caesars Entertainment Corporation.
CAESARS ACQUISITION COMPANY
Initial Capitalization
At its February 25, 2013 date of incorporation, CAC had not issued any shares. CAC has neither engaged in any operations nor generated any revenues or income prior to its date of incorporation in 2013. All fees and expenses incurred to create the CAC entity and structure the Transactions have been funded by Caesars Entertainment. All fees and expenses incurred to create and structure the rights offering component of the Transactions were reimbursed by CGP LLC to Caesars Entertainment upon the October 21, 2013 closing of the Transactions.
Liquidity and Capital Resources
On October 21, 2013, the equity of CAC was made available via a subscription rights offering to the shareholders of Caesars Entertainment, and affiliates of Apollo Global Management, LLC (“Apollo”) and affiliates of TPG Global, LLC (“TPG” and, together with Apollo, the “Sponsors”) exercised their basic subscription rights in full to purchase $457.8 million worth of CAC's Class A common stock at a price of $8.64 per whole share. CAC used the proceeds from the Sponsors' exercise of their rights to purchase 100% of the voting units of CGP LLC.

Capital Spending
CAC is not expected to incur capital expenditures in the normal course of business or to pursue acquisition opportunities other than through CGP LLC. See “Liquidity and Capital Resources" for Growth Partners.
Liquidity and Capital Resources
CAC’s sole source of funds are the proceeds received from the equity offering. To the extent that CAC requires additional funds subsequent to the completion of the equity offering, CAC may borrow funds or issue additional equity. However, as CAC does not have operations of its own, it is expected that CAC will not have a significant need for additional liquidity.
Pursuant to the certificate of incorporation of CAC and the CGP Operating Agreement, after the third anniversary of the closing of the Transactions, Caesars Entertainment and/or its subsidiaries will have the right, which it may assign to any of its affiliates or to any transferee of all non-voting units of CGP LLC held by subsidiaries of Caesars Entertainment, to acquire all or a portion of the voting units of CGP LLC (or, at the election of CAC, shares of CAC’s Class A common stock) not otherwise owned by Caesars Entertainment and/or its subsidiaries at such time. The purchase consideration may be, at Caesars Entertainment’s option, cash or shares of Caesars Entertainment’s common stock valued at market value, net of customary market discount and expenses, provided that the cash portion will not exceed 50% of the total consideration in any exercise of the call right. The purchase price will be the greater of (i) the fair market value of the voting units of CGP LLC (or shares of CAC’s Class A common stock) at such time based on an independent appraisal or (ii) the initial capital contribution in respect of such units plus a 10.5% per annum return on such capital contribution, subject to a maximum return on such capital contribution of 25% per annum, taking into account prior distributions with respect to such units.
The call right may be exercisable in part by Caesars Entertainment (up to three times), but until the call right is exercised in full, any voting units of CGP LLC (or shares of CAC’s Class A common stock) acquired by Caesars Entertainment will be converted into non-voting units of CGP LLC (or non-voting shares of CAC’s Class B common stock). Additionally, the call right may only be exercised by Caesars Entertainment and/or its subsidiaries if, at the time of such exercise, (w) Caesars Entertainment and CAC enter into a resale registration rights agreement with respect to the shares of Caesars Entertainment common stock used as all or a portion of the purchase consideration in connection with the exercise of the call right, (x) the common stock of Caesars Entertainment (i) is registered with the Securities and Exchange Commission, (ii) is listed for trading and trades on a national securities exchange, and (iii) issuable upon exercise of the call right will represent, in the aggregate, not more than one half of the total Caesars Entertainment’s common stock issued and outstanding giving effect to the exercise of the call right, (y) Caesars Entertainment has a minimum liquidity of $1.0 billion and a maximum net debt leverage ratio of 9.00 to 1.00, and (z) no event of default has occurred and is in effect under any financing agreement of Caesars Entertainment or its subsidiaries. Further, in the event that a stockholder vote of Caesars Entertainment is required in connection with the exercise of such call right, receipt of affirmative approval of such vote will be a condition to the exercise of the call right and at the closing of the Transactions, affiliates of the Sponsors will enter into a voting support agreement in favor of any such stockholder approval. In addition, a majority of the independent directors of the board of directors of Caesars Entertainment must approve the exercise of the call right by Caesars Entertainment and/or its subsidiaries. The call right will be transferable to a transferee that also receives a transfer of all the non-voting units of CGP LLC, and exercisable by the transferee upon the same terms and conditions as apply to Caesars Entertainment and its subsidiaries.
Following the fifth anniversary of the closing of the Transactions and until the eighth year sixth month anniversary of the closing of the Transactions, our Board will have the right to cause a liquidation of CGP LLC, including the sale or winding up of CGP LLC, or other monetization of all of its assets and the distribution of the proceeds remaining after satisfaction of all liabilities of CGP LLC to the holders of CGP LLC’s units according to the waterfall described below. On the eighth year and sixth month anniversary of the closing of the Transactions (unless otherwise agreed by Caesars Entertainment and CAC), if our Board has not previously exercised its liquidation right, the CGP Operating Agreement provides that CGP LLC shall, and our Board shall cause CGP LLC to, effect a liquidation.
Upon a liquidation, partial liquidation or sale of material assets, all net cash and other assets not monetizable of CGP LLC shall, subject to applicable gaming regulatory laws, be distributed as follows: (i) first, to all units held by CAC until amounts distributed equal return of CAC’s initial capital contribution plus a 10.5% per annum of return on such capital contribution (such return to begin accruing on the proceeds in excess of the purchase price of Planet Hollywood, Horseshoe Baltimore and 50% of the related management fees only upon the investment of such excess proceeds by CGP LLC); (ii) second, to all units held by Caesars Entertainment and/or its subsidiaries until Caesars Entertainment catches up to its respective amount distributed in provision (i) (including the 10.5% per annum of return on the initial capital contribution) and (iii) third, to all holders of units pro rata.
The structure pursuant to which CGP LLC will effect a liquidating distribution, sale of CGP LLC or other similar transaction that provides liquidity to the holders of CGP LLC’s units as described above will be determined by a special-

purpose Liquidation Committee that will include representatives from Caesars Entertainment and CAC. In connection with any liquidation of CGP LLC, CAC will have an approval right over any sale or other monetization of assets of CGP LLC that would not exceed the greater of (x) the book value of CGP LLC, and (y) the value of CGP LLC as determined by an appraiser selected by CAC.
GROWTH PARTNERS
Overview
CGP LLC used a portion of the cash proceeds from its October 21, 2013 sale of voting units to CAC to purchase from Caesars Entertainment (i) the equity interests of a subsidiary of PHW Las Vegas, LLC, which holds all of the assets and liabilities formerly held directly by PHW Las Vegas, LLC, including Planet Hollywood Resort and Casino, (ii) its equity interest in the Caesars Baltimore Investment Company, LLC, (“CBIC”), which is the entity that indirectly holds interests in Horseshoe Baltimore in Maryland ("Maryland Joint Venture" or "Horseshoe Baltimore"), and (iii) a 50% interest in the management fee revenues of PHW Manager, LLC, which manages Planet Hollywood, and of Caesars Baltimore Management Company LLC, which holds a management agreement to manage Horseshoe Baltimore. We refer to these transactions as the “Purchase Transaction” and the acquired net assets the “Purchased Assets”. The Purchase Transaction is deemed to be a transaction among entities under common control. Therefore, CGP LLC will account for the Purchase Transaction using the historical carrying values of the Purchased Assets. In addition, CGP LLC is liable to reimburse Caesars Entertainment and CAC for certain fees and expenses incurred in connection with this transaction, and will use the remainder of the proceeds from the sale of voting units to CAC for general corporate purposes, including to make strategic investments.
Also on October 21, 2013, Caesars Entertainment contributed to CGP LLC, in exchange for non-voting units, (i) Caesars’ equity interests in CIE, representing approximately 89% of the total issued and outstanding shares of CIE prior to giving effect to any options or warrants that are exercisable and (ii) approximately $1.1 billion in aggregate principal amount of the CEOC Notes. We refer to these transactions as the “Contribution Transaction” and these assets as the “Contributed Assets”. The Contribution Transaction is deemed to be a transaction among entities under common control. Therefore, CGP LLC will account for the Contribution Transaction using the historical carrying values of the Contributed Assets.
In connection with the Purchase Transaction and the Contribution Transaction, CGP LLC entered into agreements with Caesars Entertainment and its subsidiaries to provide certain corporate shared services and back-office support and business advisory services to CAC and CGP LLC and its subsidiaries. We refer to the Purchase Transaction, Contribution Transaction and the entering into such agreements collectively as the “Transactions”. The historical combined financial statements of the entities and assets that were contributed to or purchased by CGP LLC are herein referred to as “Growth Partners”.
For financial reporting purposes, Growth Partners has two reportable segments: (i) Interactive Entertainment and (ii) Casino Properties and Developments. Growth Partners’ Interactive Entertainment segment consists of CIE, which is comprised of three distinct, but complementary businesses that reinforce, cross-promote and build upon each other: social and mobile games, the World Series of Poker (“WSOP”) and regulated online real money gaming. Growth Partners’ Casino Properties and Developments segment consists of Planet Hollywood and the Maryland Joint Venture. The Horseshoe Baltimore is under construction and is expected to open in the third quarter of 2014. Therefore, the results of operations for Horseshoe Baltimore are primarily comprised of pre-opening and financing-related activities.
Performance Metrics — Interactive Entertainment Social and Mobile Games
For the three and nine months ended September 30, 2013, the CIE business generated 95% and 96% of its revenues from its social and mobile games business. CIE measures the performance of its social and mobile games business by using several key financial metrics, including revenue, and operating metrics, including Daily Active Users, Monthly Active Users, Monthly Unique Users, Average Revenue per User and Monthly Unique Payers. These operating metrics help CIE to understand and measure the engagement levels of its players, the size of its audience and its reach.
On December 27, 2012, CIE consummated the acquisition of substantially all of the assets of Buffalo Studios LLC ("Buffalo Studios"), a social and mobile games developer based in Santa Monica, California. Aggregate cash consideration paid for this acquisition was approximately $45.2 million, excluding amounts payable in early 2014 resulting from contingent consideration.
In August 2013, CIE acquired an online gaming development team based in the Ukraine. Assets acquired and liabilities assumed in these transactions were not material to Growth Partners’ financial statements. Additionally, in October 2013, CIE acquired the workforce, assets and intellectual property of an online gaming development group.
Daily Active Users. CIE defines Daily Active Users ("DAU") as the number of individuals who played one of its games during a particular day on a particular platform. Under this metric, an individual who plays two different games on the same day is counted as two Daily Active Users. Similarly, an individual who plays the same game on two different platforms (e.g., web and mobile) or on two different social networks on the same day would be counted as two Daily Active Users. Average Daily Active Users for a particular period is the average of the Daily Active Users for each day during that period. CIE uses Daily Active Users as a measure of audience engagement.
Monthly Active Users. CIE defines Monthly Active Users ("MAU") as the number of individuals who played a particular game in the 30-day period ending with the measurement date on a particular platform. Under this metric, an individual who plays two different games in the same 30-day period is counted as two Monthly Active Users. Similarly, an individual who plays the same game on two different platforms (e.g., web and mobile) or on two different social networks in a 30-day period would be counted as two Monthly Active Users. Average Monthly Active Users for a particular period is the average of the Monthly Active Users at each month-end during that period. CIE uses Monthly Active Users as a measure of total game audience size.
Monthly Unique Users. CIE defines Monthly Unique Users ("MUU") as the number of unique individuals who played any of its games on a particular platform in the 30-day period ending with the measurement date. An individual who plays more than one of CIE’s games in a given 30-day period would be counted as a single monthly unique user. However, because CIE cannot always distinguish unique individuals playing across multiple platforms, an individual who plays any of its games on two different platforms (e.g., web and mobile) in a given 30-day period may be counted as two Monthly Unique Users in the event that CIE does not have data that allows it to identify and separate the player. Because many of CIE’s players play more than one game in a given 30-day period, Monthly Unique Users are always lower than Monthly Active Users in any given time period. Average Monthly Unique Users for a particular period is the average of the Monthly Unique Users at each month-end during that period. Starting in 2012, CIE began tracking Monthly Unique Users as a measure of total audience reach across its network of games.
Average Revenue per User. CIE defines Average Revenue per User ("ARPU") as (i) the total revenue in a given period, (ii) divided by the number of days in that period, (iii) divided by the average Daily Active Users during the period. CIE believes that Average Revenue per User provides useful information to investors and others in understanding and evaluating its results in the same manner as the management and Board. CIE uses Average Revenue per User as a measure of overall monetization across all of its players through the sale of virtual goods.
Monthly Unique Payers. CIE defines Monthly Unique Payers ("MUP") as the number of unique individuals who purchased virtual currency in any of its games on a particular platform in the 30-day period ending with the measurement date. An individual who makes multiple purchases of virtual currency on more than one of CIE’s games on a particular platform in a given 30-day period would be counted as a single Monthly Unique Payer. However, because CIE cannot always distinguish unique individuals purchasing virtual currency across multiple platforms, an individual who makes a purchase of virtual currency on any of CIE’s games on two different platforms (e.g., web and mobile) in a given 30-day period may be counted as two Monthly Unique Payers in the event that CIE does not have data that allows it to identify and separate the paying user. Average Monthly Unique Payers for a particular period is the average of the Monthly Unique Payers at each month-end during that period. CIE uses Monthly Unique Payers as a measure of monetization across all of its players through the sale of virtual goods.

The table below shows the results of CIE’s social and mobile games business, using the financial and operating metrics described above, for the periods indicated. Revenues are presented in millions of dollars, user statistics are presented in thousands of users, and average revenues per user is presented in dollars.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total Revenues	$74.7	$51.7	$212.0	$142.5
Web	$39.0	$27.6	$109.3	$81.7
Mobile	$35.7	$24.1	$102.7	$60.8
Average DAUs(1)	4,803	4,730	5,005	4,590
Web(1)	2,549	3,257	2,824	3,569
Mobile(1)	2,254	1,473	2,181	1,021
Average MAUs(1)	16,354	17,200	17,003	17,091
Web(1)	8,433	11,773	9,586	13,029
Mobile(1)	7,921	5,427	7,417	4,062
Average MUUs	14,615	15,553	15,203	15,809
Average MUPs	200	214	194	201
ARPU(1)	$0.17	$0.14	$0.16	$0.14
Web(1)	$0.17	$0.12	$0.14	$0.11
Mobile(1)	$0.17	$0.19	$0.17	$0.24
(1)Operating metrics include numbers from Buffalo Studios prior to CIE’s December 2012 acquisition of substantially all of the net assets of Buffalo Studios.
Consistent with the social and mobile business model, only a small portion of CIE’s social and mobile games players pay for virtual goods. During the three and nine months ended September 30, 2013, CIE’s social and mobile games business had approximately 200 thousand and 194 thousand average Monthly Unique Payers, respectively, or 1.4% and 1.3% of the total number of average Monthly Unique Users on the social and mobile platforms during this period, purchase virtual goods, respectively. Because the opportunity for social interactions and player generated promotion through playing platforms increases as the overall number of players increase, CIE believes that maintaining and growing its total number of players, including the number of players who may not purchase virtual goods, is important to the success of its business. The sale of virtual goods, however, constitutes the primary source of revenue for CIE’s social and mobile games business. The degree to which game players choose to pay for virtual goods in the games is driven by CIE’s ability to create content that enhances the game-play experience. CIE’s revenue and overall financial performance are affected by the number of players and the effectiveness of its monetization of players through the sale of virtual goods.
CIE’s user metrics are impacted by several factors that cause them to fluctuate on a quarterly basis. Growth in the performance metrics is largely attributable to growth of the Slotomania and Bingo Blitz games on mobile platforms and increased popularity of the Caesars Casino game, combined with effective marketing efforts and new content. Future growth in audience and engagement will depend on CIE’s ability to retain current players, attract new players, launch new games and expand into new markets and distribution platforms.
The initial introduction of Slotomania into the mobile space, and the phased launch across multiple platforms and geographies resulted in a significant average revenue per user in the early stages of roll-out, declining to a more normalized average revenue per user once the rollout of Slotomania had reached several platforms in a significant number of geographies. Overall, CIE expects average revenue per user to be slightly higher on the mobile platforms based upon the relative ease of the tablet payment process and the overall user demographics of tablet users, when compared to the purchase process and user demographics of web platforms.
For the three and nine months ended September 30, 2013, approximately 33% of CIE’s social and mobile games revenue was generated from outside of the United States in both periods. CIE’s ability to grow its social and mobile games revenue outside of the United States in the future will depend on a number of factors, including, among others, the growth in the number of overall international players, localization of content and the availability of payment options. The table below shows the revenue generated from CIE’s social and mobile games business by geographic region for the periods listed and assumes that deferred revenues are spread proportionately across all geographies.

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
North America	$50.1	$29.3	$141.1	$82.2
South America	0.6	0.3	1.6	0.8
Europe	8.1	6.6	24.6	19.6
Asia/Pacific	15.7	15.3	44.0	39.4
Africa and Rest of the World	0.2	0.2	0.7	0.5

Combined Operating Results

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Revenues	$162.4	$130.7	$470.6	$379.8
Income from operations	30.3	19.8	32.0	63.2
Net income attributable to Growth Partners	43.8	29.5	90.4	89.2
Revenues of Growth Partners for the three months ended September 30, 2013 increased by $31.7 million when compared with the same period in 2012, driven by the December 2012 acquisition of substantially all of the assets of Buffalo Studios in the Interactive Entertainment segment, and by increased food and beverage revenues within the Casino Properties and Developments segment. Income from operations for the three months ended September 30, 2013 and 2012 was $30.3 million and $19.8 million, respectively, also driven by these same factors.
Revenues of Growth Partners for the nine months ended September 30, 2013 increased by $90.8 million when compared with the same period in 2012, driven by the 2012 acquisition of substantially all of the net assets of Buffalo Studios in the Interactive Entertainment segment, and by increased food and beverage revenues within the Casino Properties and Developments segment. Income from operations for the nine months ended September 30, 2013 and 2012 was $32.0 million and $63.2 million, respectively, driven by a fair value adjustment of $48.9 million related to contingent consideration for the acquisition of Buffalo Studios. Absent this charge, income from operations for the nine months September 30, 2013 would have increased by $17.7 million when compared with the same period in 2012 driven by the combination of the acquisition of Buffalo Studios and the income impact of increased food and beverage revenues.
Reportable Segments Operating Results
Interactive Entertainment

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Revenues	$78.9	$56.6	$221.5	$153.4
Income/(loss) from operations	21.9	12.3	(5.8)	33.7
Adjusted Segment EBITDA(1)	29.8	22.7	70.5	57.0

(1) See “Reconciliations of Adjusted Segment EBITDA to Net Income” for a reconciliation of Adjusted Segment Earnings Before Interest Income/Expense, Income Taxes, Depreciation and Amortization ("EBITDA") to net income.

Interactive Entertainment revenues increased by $22.3 million for the three months ended September 30, 2013 compared to the same period in 2012, primarily as a result of the December 2012 acquisition of substantially all of the net assets of Buffalo Studios and its social and mobile games applications, including Bingo Blitz. Income from operations for the three months ended September 30, 2013 and 2012 was $21.9 million and $12.3 million, respectively, increasing as a result of the December 2012 acquisition of Buffalo Studios, combined with reduced stock compensation expense in 2013 as compared to 2012.
Interactive Entertainment revenues increased by $68.1 million for the nine months ended September 30, 2013 compared to the same period in 2012, primarily as a result of the 2012 acquisition of Buffalo Studios. Loss from operations for the nine months ended September 30, 2013 was $5.8 million, compared with income from operations for the same period in 2012 of $33.7 million. The decrease was driven by a fair value adjustment of $48.9 million related to contingent consideration for the acquisition of Buffalo Studios. Absent this charge, income from operations for the nine months ended September 30, 2013 would have increased by $9.4 million when compared with the same period in 2012. The increase in income from operations for 2013 when compared to 2012 was primarily attributable to the acquisition of Buffalo Studios, the impact of which was partially offset by increased stock compensation expense in 2013.
Casino Properties and Developments

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Revenues	$83.5	$74.1	$249.1	$226.4
Income from operations	8.4	7.5	37.8	29.5
Adjusted Segment EBITDA(1)	13.6	13.2	57.7	47.4
(1) See “Reconciliations of Adjusted Segment EBITDA to Net Income” for a reconciliation of Adjusted Segment EBITDA to net income.
We measure the performance of our Casino Properties and Developments segment in part through tracking of trips by rated customers, which means a customer whose gaming activity is tracked through Caesars Entertainment’s Total Rewards system, referred to as “trips”, and spend per rated customer trip, referred to as “spend per trip”. A trip is created by a Total Rewards card holder engaging in one or more of the following activities while at our property: (1) hotel stay, (2) gaming activity or (3) a comp redemption, which means the receipt of a complimentary item given out by our casino. Customer spend means the cumulative rated theoretical spend (which is the amount of money expected to be retained by the casino based upon the mathematics underlying the particular game as a fraction of the amount of money wagered by the customer) across all game types for a specific customer. The average combined hold is the percentage of the amount wagered across all game types (including table games and slot machines) that the casino retained.

Casino Properties and Developments net revenues increased in the three months ended September 30, 2013 when compared with the same period in 2012 resulting primarily from increased revenues associated with food and beverage offerings. Casino revenues for the three months ended September 30, 2013 were virtually flat when compared with the same period in 2012. Total trips decreased in the three months ended September 30, 2013 when compared with the same period in 2012 driven by decreases in trips by lodgers (customers who stayed in our hotel property). Trips by non-lodgers (customers not staying in our hotel) during the third quarter of 2013 increased when compared with the third quarter of 2012. Total spend per trip increased, and average combined gross hold increased from 11.9% in the third quarter of 2012 to 12.0% in third quarter of 2013. Cash average daily room rates for the three months ended September 30, 2013 increased to $108 from $99, or approximately nine percent, when compared to the same period of 2012, primarily resulting from the introduction of resort fees. Total occupancy percentages decreased from an average daily occupancy of 95.0% in the third quarter of 2012 to 93.9% in third quarter in 2013. Revenue per available room (“RevPar”) for the three months ended September 30, 2013 and 2012 was $104 and $97, respectively.

Food and beverage revenues for the three months ended September 30, 2013 and 2012 were $21.9 million and $17.5 million, respectively. This increase was driven largely by the opening of a newly branded restaurant combined with increased banquet business.

Casino Properties and Developments net revenues increased in the nine months ended September 30, 2013 when compared with the same period 2012. Total trips increased in the nine months ended September 30, 2013 when compared with the same period in 2012 driven by increases in trips by non-lodgers. Trips by lodgers during the first nine months of 2013 decreased when compared with first nine months of 2012. Total spend per trip increased, despite average combined gross hold decreasing from 12.0% in the first nine months of 2012 to 11.7% in the same period of 2013. Cash average daily room rates for the first nine months of 2013 increased to $111 from $105, or approximately six percent, when compared to the same period in 2012 primarily resulting from the introduction of resort fees. Total occupancy percentages increased from an average daily occupancy of 94.3% in the first nine months of 2012 to 94.7% in the same period of 2013. RevPar for the nine months ended September 30, 2013 and 2012 was $107 and $101, respectively.
Food and beverage revenues for nine months ended September 30, 2013 and 2012 were $64.9 million and $52.3 million, respectively. This increase was driven largely by the opening of a newly branded restaurant combined with increased banquet business.
Income from operations increased in both the three and nine months ended September 30, 2013 when compared with the same periods in 2012 primarily due to the income impact of increased revenues.
We often provide incentives for customers to stay and play at our properties. We provide such incentives to our customers based on a number of factors such as marketing plans, competitive factors, economic conditions, and regulations. These incentives come in a variety of different forms including free and discounted product, gaming credits, food and beverage, hotel rooms credits, and other forms. The retail value of accommodations, food and beverage, and other services furnished to casino guests is included in gross revenue and then deducted as promotional allowances. Hence, net revenues as discussed above exclude all promotional allowances. We believe our allocation of promotional allowances to be within industry standards and appropriate for the Planet Hollywood brand and competitive environment.
Other Factors Affecting Net Income

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Interest expense, net of interest capitalized	$(15.8)	$(10.0)	$(36.1)	$(31.9)
Interest income - related party	44.9	37.0	128.0	106.4
Loss on early extinguishment of debt	(0.3)	—	(0.5)	—
Other income/(expense), net	—	0.6	0.3	1.5
Provision for income taxes	(18.5)	(17.2)	(37.6)	(49.0)
Net loss/(income) attributed to non-controlling interests	3.2	(0.7)	4.3	(1.0)
Interest expense, net of interest capitalized
Interest expense, net of interest capitalized, was up in both the third quarter of 2013 when compared with the third quarter of 2012, and for the first nine months of 2013 compared to the same period in 2012.
CIE borrowed funds from Caesars Entertainment in May 2011 and December 2011 to fund the original acquisition of Playtika Ltd. ("Playtika") and the subsequent purchase of the remaining minority interest in Playtika, respectively. Throughout 2012, CIE made significant payments of principal on this related party debt. In December 2012 funds were again borrowed from Caesars Entertainment to fund the acquisition of substantially all of the assets of Buffalo Studios. Interest expense, net of interest capitalized, was $0.8 million and $0.6 million during the three months ended September 30, 2013 and 2012, respectively. The average balance outstanding for the first nine months of 2013 was lower than the same period in 2012, resulting in interest expense, net of interest capitalized, of $1.9 million and $3.6 million for the nine months ended September 30, 2013 and 2012, respectively.
Interest expense associated with the Planet Hollywood secured loan increased from $9.4 million in third quarter of 2012 compared to $9.8 million in the third quarter of 2013 and again in the first nine months of 2012 from $28.3 million to $29.0 million in the first nine months of 2013. Increases to the expense resulted from increased amortization of debt discount.
In July 2013, Growth Partners entered into the Baltimore Credit Facility. Interest expense associated with this facility was $5.2 million in third quarter and nine months ended September 30, 2013.
Interest expense associated with contingent consideration and capital lease obligations was not material to any period presented.
Interest income-related party
Growth Partners generates interest income on its portfolio of approximately $1.1 billion of aggregate principal amount of CEOC Notes. The CEOC Notes have fixed interest rates ranging from 5.63% to 10.75% and maturities ranging from 2015 to 2018. The increase in interest income in both the third quarter of 2013 when compared with the third quarter of 2012, and for the first nine months of 2013 compared to the same period in 2012 is primarily the result of increased accretion of discount originally recorded as a result of purchasing the senior notes at market prices significantly below face value.
Loss on early extinguishment of debt
The Planet Hollywood secured loan contains excess cash flow provisions which require mandatory prepayment of debt when certain conditions are met. The mandatory prepayments made during the quarter and nine months ended September 30, 2013 did not result in a material impact on the accompanying financial statements.
Other income, net
Other income for the third quarter and the nine months ended September 30, 2012 consists primarily of $0.1 million and $0.3 million in foreign exchange gain resulting from our Playtika operations based in Israel, $0.2 million and $0.8 million in income received from a third-party in connection with our joint agreement to promote, advocate and support the enactment of a

California online poker law, and a $0.3 million and $0.3 million gain resulting from the fair value measurement of a warrant granted to Rock Gaming Mothership LLC ("Rock Gaming") for the purchase of CIE’s common stock, respectively.
Provision for income taxes
The provision for income taxes represent the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes as if Growth Partners filed separate U.S. federal, state, and foreign income tax returns. The provision for income taxes for the periods presented differ from expected federal tax rate of 35% primarily due to tax benefits from foreign operations offset by nondeductible stock based compensation and nondeductible expenses including lobbying expenditures and professional fees.
The effective tax rate for the three months ended September 30, 2013 and 2012 was 31.3% and 36.3% respectively. The effective tax rate for the nine months ended September 30, 2013 and 2012 was 30.4% and 35.2% respectively. The primary cause for the difference from the federal statutory rate of 35% is due to tax benefits from foreign earnings taxed at lower rates and from a favorable tax ruling in Israel received in February 2013.
Net loss/(income) attributed to non-controlling interests
For all periods presented, non-controlling interest was primarily attributable to the Maryland Joint Venture.
Reconciliations of Adjusted Segment EBITDA to Net Income
Growth Partners uses Adjusted Segment EBITDA (earnings before interest income/expense, income taxes, depreciation and amortization) as a supplemental measure of its performance. EBITDA is comprised of net income before (i) interest expense, net of capitalized interest, (ii) interest income, (iii) provision for income taxes, and (iv) depreciation and amortization expense. Adjusted Segment EBITDA is comprised of EBITDA, further adjusted for certain items that Growth Partners does not consider indicative of its ongoing operating performance.
Adjusted Segment EBITDA, as calculated in this 10-Q, may not be comparable to similarly titled measures reported by other companies within the industry. In evaluating Adjusted Segment EBITDA, you should be aware that in the future Growth Partners may incur expenses that are the same or similar to some of the adjustments in this presentation. Growth Partners’ presentation of Adjusted Segment EBITDA should not be construed as an inference that its future results will be unaffected by unusual or unexpected items.
Adjusted Segment EBITDA is a non-GAAP financial measure commonly used in the interactive entertainment and gaming industry and should not be construed as an alternative to net income/(loss) as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity as determined in accordance with GAAP. We have included the Adjusted Segment EBITDA of Growth Partners because Growth Partners’ management uses Adjusted Segment EBITDA to measure performance and allocate resources, and we believe that Adjusted Segment EBITDA provides potential indirect investors in Growth Partners, through direct investment in CAC, with additional information consistent with that used by the management of Growth Partners.

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Adjusted Segment EBITDA
Interactive Entertainment	$29.8	$22.7	$70.5	$57.0
Casino Properties and Developments	13.6	13.2	57.7	47.4
	43.4	35.9	128.2	104.4
Reconciliation
Stock-based compensation(a)	(1.8)	(6.8)	(12.2)	(11.6)
Lobbying expense(b)	(1.0)	(0.9)	(2.1)	(2.9)
Acquisition and integration costs(c)	(0.3)	(0.9)	(0.5)	(3.6)
Fair value of contingent consideration(d)	—	—	(48.9)	—
Loss on early extinguishment of debt	(0.3)	—	(0.5)	—
Write-downs, reserves, recoveries, and project opening costs(e)	1.5	0.6	(0.2)	1.1
Other (expense)/income, net	—	0.6	0.3	1.5
EBITDA	41.5	28.5	64.1	88.9
Depreciation and amortization	(11.5)	(8.1)	(32.3)	(24.2)
Interest expense, net of interest capitalized	(15.8)	(10.0)	(36.1)	(31.9)
Interest income - related party	44.9	37.0	128.0	106.4
Provision for income taxes	(18.5)	(17.2)	(37.6)	(49.0)
Net income	$40.6	$30.2	$86.1	$90.2

(a)Amounts represent non-cash stock-based compensation expense.
(b)Amounts represent expenses incurred in the Interactive Entertainment segment in connection with active participation in lobbying efforts for the approval of online poker and the finalization of the supporting internet gaming regulations, primarily in the United States.
(c)Amounts include certain one-time costs incurred by the Interactive Entertainment segment associated with the 2012 acquisition of substantially all of the assets of Buffalo Studios and the 2011 acquisition of Playtika.
(d)This amount represents the change in fair value of contingent consideration for the acquisition of Buffalo Studios.
(e)For the three month and the nine month period ended September 30, 2012, the amounts primarily represent development costs incurred in connection with the Maryland Joint Venture and income earned under an agreement with a time share partner, which expired in March 2012. For the three month and the nine month period ended September 30, 2013, the amount primarily represents project opening costs related to the construction and planned casino operations of Horseshoe Baltimore.
Liquidity and Capital Resources
Capital Spending
Growth Partners incurs capital expenditures in the normal course of business, performs ongoing refurbishment and maintenance at Planet Hollywood, and performs ongoing maintenance and enhancements to its social and mobile games to maintain their quality standards. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by operating activities. Growth Partners may also pursue acquisition opportunities for additional businesses or social or mobile games that meet its strategic and return on investment criteria.
Growth Partners’ planned development projects, if they go forward, will require significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion, and the commencement of operations of development projects are contingent upon, among other things, negotiation of final agreements and receipt of requisite approvals from the applicable political and regulatory bodies. Excluding amounts spent for the purchases of businesses, Growth Partners’ capital spending for the nine months ended September 30, 2013 and 2012 totaled $50.3 million and $11.1 million, respectively. The majority of the 2013 capital spending relates to Horseshoe Baltimore.
Growth Partners’ near term capital requirements for Horseshoe Baltimore are expected to be funded by the Baltimore Credit Facility, as defined and further discussed in the Capital Resources section below.
Liquidity
Growth Partners’ primary sources of liquidity are the cash flows generated from its operations, interest income generated from its investments in the CEOC Notes, borrowings under CIE’s credit facility with Caesars Entertainment and currently available cash and cash equivalents. Growth Partners’ cash and cash equivalents totaled $203.1 million and $155.6 million at September 30, 2013 and December 31, 2012, respectively. In addition, Growth Partners had short-term investments of $5.0 million and $7.5 million at September 30, 2013 and December 31, 2012, respectively. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows. Long-term obligations are expected to be paid through operating cash flows, refinancing of existing debt or the issuance of new debt, or, if necessary, additional investments from its equity holders. Growth Partners’ operating cash inflows are used for operating expenses, debt service costs, working capital needs and capital expenditures in the normal course of business.
Growth Partners’ restricted cash totaled $261.0 million and $30.6 million at September 30, 2013 and December 31, 2012, respectively. Restricted cash and cash equivalents include amounts restricted under the terms of the Baltimore Credit Facility and Planet Hollywood debt agreement. The Planet Hollywood debt agreement requires that Growth Partners maintain certain reserves for payment of property taxes, insurance, interest and ongoing furniture, fixtures and equipment purchases or property development. The classification between current and long-term is dependent upon the intended use of each particular reserve.
 At September 30, 2013 and December 31, 2012, Caesars Interactive had cash balances in its subsidiary located in Israel of $28.0 million and $16.2 million, respectively. Growth Partners may use the cash in the Playtika subsidiary to repay debt payable to related parties, fund operations at Playtika, or pursue international acquisitions or repatriate the cash to CIE. Although Growth Partners does not intend to repatriate earnings from its foreign subsidiaries in the foreseeable future, if circumstances change and they were to repatriate cash at Playtika to CIE, Growth Partners would likely incur additional taxes.
As of September 30, 2013 and December 31, 2012, CIE had $39.8 million and $46.8 million, respectively of book value of indebtedness outstanding and payable to Caesars Entertainment, and Planet Hollywood had $471.9 million and $459.8 million, respectively, of book value of indebtedness outstanding and payable to third-party lenders. In addition, at September 30, 2013, Horseshoe Baltimore had $218.5 million of book value of indebtedness outstanding and payable to third-party lenders. Cash paid for interest for the nine months ended September 30, 2013 and 2012 was $26.0 million and $15.3 million, respectively.
Growth Partners’ ability to fund its operations, pay its debt obligations and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond its control, and disruptions in capital markets could impact Growth Partners’ ability to secure additional funds through financing activities. Growth Partners believes that its cash and cash equivalents balance and its cash flows from operations will be sufficient to meet its normal operating requirements during the next 12 months and the foreseeable future and to fund capital expenditures.
Capital Resources
CIE has entered into an unsecured credit facility with Caesars Entertainment whereby Caesars Entertainment provided to CIE unsecured intercompany loans as requested by CIE and approved by Caesars Entertainment on an individual transaction basis. The outstanding balance on this credit facility was $39.8 million and $46.8 million as of September 30, 2013 and December 31, 2012, respectively. No principal payments are required on the unsecured intercompany loans until their maturity date of November 29, 2016. The unsecured intercompany loans bear interest on the unpaid principal amounts at a rate per annum equal to London Inter-Bank Offered Rate ("LIBOR") plus 5%. This credit facility does not have any restrictive or affirmative covenants.
In March 2012, Rock Gaming and CIE entered into an agreement pursuant to which Rock Gaming purchased approximately 6,155 shares of CIE common stock for $30.4 million in cash and agreed to purchase additional shares of CIE common stock on or before July 2, 2012. CIE used the proceeds from this sale to prepay a portion of the then outstanding balance on the credit facility.
In June 2012, CIE and Rock Gaming modified the agreement with Rock Gaming such that CIE issued to Rock Gaming approximately 382 shares of CIE common stock and a promissory note for $28.5 million in exchange for $30.4 million in cash. The promissory note is convertible into approximately 5,773 shares of CIE common stock. In November 2012, CIE issued to Rock Gaming an additional promissory note for $19.2 million in exchange for $19.2 million in cash. The additional promissory note is convertible into approximately 3,140 shares of CIE common stock. The ability to convert the promissory notes into shares is subject to the satisfaction of certain specified criteria and both promissory notes are classified as long-term in our Combined Condensed Balance Sheets at September 30, 2013 and December 31, 2012.
On February 19, 2010, CEOC acquired 100% of the equity interests of PHW Las Vegas, LLC, which owned Planet Hollywood. In connection with the acquisition by CEOC, PHW Las Vegas, LLC assumed a $554.3 million, face value, senior secured loan, and a subsidiary of CEOC cancelled certain debt issued by PHW Las Vegas, LLC's predecessor entities. The outstanding amount is secured by the assets of PHW Las Vegas, LLC.
In connection with the acquisition of Planet Hollywood by Caesars Entertainment in 2010 and the assumption of debt, PHW Las Vegas, LLC entered into the Amended and Restated Loan Agreement (the “Planet Hollywood Loan Agreement”) with Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2007-TFL2 (“Lender”). On October 26, 2011, Caesars exercised its option to extend the Planet Hollywood senior secured loan to 2013. The loan contains an additional extension option which, if exercised, would extend its maturity until April 2015. The conditions to extend the maturity date are (i) no default or event of default on the date that notice of the extension is given and on the first extended maturity date of December 9, 2013, (ii) notice of the election of the extension, (iii) the purchase of an interest rate cap (or provision of an acceptable alternative letter of credit or other support) with a strike price such that the Debt Service Coverage Ratio is at least 1.10:1.00 as of the first extended maturity date and (iv) the ratio of (a) the Adjusted Net Cash Flow (defined as gross income from operations less operating expenses less 3% of gross income from operations) for the trailing twelve calendar month period to (b) the outstanding principal balance of the loan as of the first extended maturity date is not less than nine percent. Growth Partners intends and expects to have the ability to satisfy the conditions to extend the maturity to April 2015.
The book values of outstanding debt under the Planet Hollywood Loan Agreement were $471.9 million and $459.8 million at September 30, 2013 and December 31, 2012, respectively, and bear interest on the unpaid principal balance at a rate per annum equal to LIBOR plus 2.859%.
CBAC Borrower, LLC (“CBAC”), a joint venture among Caesars Baltimore Investment Company, LLC, a wholly-owned indirect subsidiary of CEOC (“Caesars Baltimore”), Rock Gaming Mothership LLC, CVPR Gaming Holdings, LLC, STRON-MD Limited Partnership and PRT Two, LLC, entered into a credit agreement on July 2, 2013 (the “Baltimore Credit Facility”) in order to finance the acquisition of land in Baltimore, Maryland and the construction of the Horseshoe Baltimore and a garage (collectively, the “Baltimore Development”). The Baltimore Credit Facility provides for (i) a $300.0 million senior secured term facility with a seven-year maturity, which is comprised of a $225.0 million facility that was funded upon the closing of the Baltimore Credit Facility, a $37.5 million delayed draw facility available from the closing of the Baltimore Credit Facility until the 12-month anniversary of the closing and a $37.5 million delayed draw facility available until the 18-month anniversary of the closing and (ii) a $10.0 million senior secured revolving facility with a five-year maturity. The Baltimore Credit Facility is secured by substantially all material assets of CBAC and its wholly-owned domestic subsidiaries. In connection with the foregoing, Caesars Baltimore and the other joint venture partners each provided, on a several and not joint basis, a completion guarantee with respect to the Baltimore Development, which guarantees completion of the construction of the Baltimore Development, availability of contemplated working capital and the discharge, bonding or insuring over of certain liens in connection with the Baltimore Development. The maximum liability of Caesars Baltimore under its completion guarantee is approximately $9.1 million.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report on Form 10-Q contains or may contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” or “pursue,” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements and are found at various places throughout this Quarterly Report on Form 10-Q. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, and future financial results, wherever they occur in this Quarterly Report on Form 10-Q, are based on our current expectations about future events and are necessarily estimates reflecting the best judgment of CAC’s management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.
Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified, and, consequently, the actual performance of CAC may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described from time to time in the Company’s reports filed with the Securities and Exchange Commission (including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein):

•
CAC and CGP LLC’s dependence on Caesars Entertainment and its subsidiaries to provide support and services, as well as CGP LLC’s dependence on Caesars Entertainment’s senior management’s expertise and its participation in Caesars Entertainment’s Total Rewards loyalty program;

•	the effects of a default by Caesars Entertainment on certain debt obligations;

•	Caesars Entertainment’s interests may conflict with CGP LLC’s interests and may possibly keep all potential development opportunities for itself;

•	the adverse effects if Caesars Entertainment or any of its subsidiaries were to file for bankruptcy;

•
the effects if a third party successfully challenges Caesars Entertainment or its affiliates ownership of, or right to use, the intellectual property owned or used by subsidiaries of Caesars Entertainment, which CIE licenses for use in its businesses;

•	CIE’s reliance on subsidiaries of Caesars Entertainment to obtain online gaming licenses in certain jurisdictions, such as New Jersey;

•
the adverse effects on CAC’s ability to comply with certain obligations imposed by federal securities law and certain debt arrangements if it is determined that Deloitte & Touche LLP was not independent of Caesars Entertainment or CGP LLC;

•	the difficulty of operating CGP LLC’s business separately from Caesars Entertainment and managing that process effectively could take up a significant amount of management’s time;

•	CGP LLC’s business model and short operating history;

•
CGP LLC’s ability to realize the anticipated benefits of current or potential future acquisitions and the ability to timely and cost-effectively integrate companies that CGP LLC acquires into its operations;

•	the additional capital that CGP LLC may require to support business growth may not be available on acceptable terms;

•	the adverse effects of extensive governmental regulation and taxation policies, which are applicable to CGP LLC, are enforced;

•	the effects of local and national economic, credit and capital market conditions on the economy in general, and on the gaming industry in particular;

•	the sensitivity of CAC’s business to reductions in discretionary consumer spending;

•	the new and rapidly changing industry in which CGP LLC operates, such as CIE's social and mobile games business and internet gaming business;

•	any failure to protect CGP LLC’s trademarks or other intellectual property, such as CIE's ownership of the "World Series of Poker" trademark;

•	abnormal gaming holds (“gaming hold” is the amount of money that is retained by the casino from wagers by customers);

•
the effects of competition, including locations of competitors and operating and market competition, particularly the intense competition Planet Hollywood faces from other hotel casino resorts in Las Vegas and Horseshoe Baltimore faces from other regional casinos and resorts;

•	the uncertainty surrounding whether CIE’s games, such as Slotomania, will retain their popularity;

•	CIE’s ability to launch new games on new and emerging platforms;

•	CIE’s reliance on a small portion of its total players for nearly all of its revenue from its social and mobile games;

•	CAC’s ability to expand into international markets in light of additional business, regulatory, operational, financial and economic risks associated with such expansion;

•
evolving regulations concerning the social and mobile games industry as well as data privacy, including, but not limited to, the effect of U.S. and foreign laws, some of which are unsettled and still developing;

•	the low barriers to entry and intense competition of social and mobile games industry could have adverse effect on CIE and CGP LLC;

•	evolving U.S. and foreign laws could subject CIE to claims and prevent CIE from providing its current games to players or to modify its games;

•	the effect on CGP LLC's business strategy if real money online poker is not legalized in states other than Delaware, Nevada or New Jersey in the United States or is legalized in an unfavorable manner;

•
construction factors, including delays, increased costs of labor and materials, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues; and

•	political and economic uncertainty created by terrorist attacks and other acts of war or hostility.

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. CAC disclaims any obligation to update the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated or, if no date is stated, as of the date of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
CAESARS ACQUISITION COMPANY
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As CAC will only hold an investment in CGP LLC accounted for using the HLBV form of the equity method of accounting, we do not believe that CAC has significant market risk exposure.
CAC will not purchase or hold any derivative financial instruments for hedging or trading purposes.
GROWTH PARTNERS
Growth Partners' primary exposure to market risk is expected to be interest rate risk associated with our investments. Upon consummation of the Transactions, our investment in debt securities, which will be classified as available-for-sale and reported at fair value, will include investments in notes issued by a subsidiary of Caesars Entertainment. As these investments are not diversified across industries or companies, Growth Partners is subject to a significant concentration of credit risk.
Planet Hollywood has an interest rate cap agreement for a notional amount of $517.7 million at a LIBOR cap rate of 7.0%, which matures on December 9, 2013. Caesars Interactive has an unsecured credit facility with Caesars Entertainment for a notional amount of $39.8 million at a rate of LIBOR plus 5%, which matures on November 29, 2016. Assuming a constant outstanding balance for our variable rate debt with both third parties and with related parties for the next twelve months, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by $5.6 million. At September 30, 2013, the weighted average USD LIBOR rate on our variable rate debt was 0.24%. A hypothetical reduction of this rate to 0% would decrease interest expense for the next twelve months by $1.3 million.
Growth Partners does not purchase or hold any derivative financial instruments for trading purposes.
Growth Partners generates a significant portion of its social and mobile games revenue outside the United States. Foreign currency transaction gains and losses were not material to Growth Partners’ results of operations for the three months ended and the nine months ended September 30, 2013 and 2012. For the three month and nine month period of September 30, 2013 and 2012, Growth Partners recognized $77.5 thousand and $69.9 thousand, and $133.3 thousand and $135.6 thousand, respectively, in foreign currency transaction losses associated with social and mobile games revenues generated in currencies other than U.S. dollars. Growth Partners’ exposure to this foreign currency exchange risk is minimized by the relatively short payment cycles, which is typically every two weeks for payments from Facebook and monthly for payments from Apple.
Growth Partners’ other foreign currency risk primarily relates to the operating expenses of CIE’s offices in Montreal, Tel Aviv, and the Ukraine. In addition, Growth Partners has currency risk associated with certain license agreements denominated in currencies other than U.S. dollars. In the aggregate, expenses related to operating non-U.S. offices and revenues earned under all non-U.S. dollar denominated agreements were not material to Growth Partners’ results for the periods presented.

Item 4.	Controls and Procedures
Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2013. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, CAC or Growth Partners may be subject to legal proceedings and claims in the ordinary course of business.
Multiple lawsuits have been filed against CBAC Gaming, LLC (“CBAC”), the City of Baltimore, the Maryland Department of the Environment ("MDE") and other parties in relation to the proposed location and the development of Horseshoe Baltimore. These cases allege violations of various environmental laws, violations of zoning laws and public nuisance, among other claims. Although CAC and Growth Partners believe that they have adequate defenses to these claims, an adverse judgment could result in additional costs, delays in construction, or injunctions.
In November 2012, the MDE granted approval of the Maryland Joint Venture’s amended Response Action Plan ("RAP") under MDE’s Voluntary Cleanup Program that named the Maryland Joint Venture, rather than the City of Baltimore, as the party that will implement the RAP and redevelop the proposed location of Horseshoe Baltimore. On February 20, 2013, a group of local residents working with the non-profit Inner Harbor Stewardship Foundation (the “Foundation”) filed a complaint in the Maryland Circuit Court challenging the legality of the MDE’s approval of the amended RAP. In the case, known as Ruth Sherrill, et al. v. State of Maryland Department of the Environment, et al., the Plaintiffs claimed that the amended RAP was approved without complying with the public notice and participation requirements of Maryland law. The Plaintiffs sought additional public notice and participation, and to obtain an injunction on, among other things, any construction activities at the site pending the resolution of the case. On March 14, 2013, the court denied the plaintiffs’ motion for a Temporary Restraining Order and Preliminary Injunction (“TRO”). The plaintiffs’ appeal of the TRO ruling has been dismissed. On April 22, 2013, Plaintiffs filed an Amended Complaint adding a public nuisance claim to their original Complaint. The Maryland Joint Venture filed a motion to dismiss the Plaintiffs’ Amended Complaint and a hearing was held on the motion on June 14, 2013. The Amended Complaint was dismissed on November 6, 2013.
The Sherrill plaintiffs issued a notice of intent to file a citizen suit under 42 U.S.C. §§ 6972(a)(1)(A) and (a)(1)(B) of the Resource Conservation and Recovery Act. This notice of intent indicates an intention to sue CBAC, the City of Baltimore, Whiting-Turner, the general contractor for the construction of the Horseshoe Casino, and the Maryland Chemical Company, the former owner and operator of the site. The citizen suit was filed on September 19, 2013, but did not name Whiting-Turner. The defendants filed motions to dismiss on October 15, 2013 for lack of subject matter jurisdiction and failure to state a claim to which plaintiffs responded on November 1, 2013.
The decision of the Board of Municipal Zoning Appeals to grant variances for the site for Horseshoe Baltimore was appealed by separate parties on the basis of alleged procedural irregularities. The appeals were dismissed for lack of standing on October 11, 2013.
On August 1, 2013, ten individuals claiming to represent a class of similarly situated individuals filed a complaint in the U.S. District Court for the Northern District of Maryland against the Maryland Department of the Environment, the City of Baltimore, the U.S. Environmental Protection Agency, CBAC Gaming, LLC, Whiting-Turner Contracting Company, and Urban Green Environmental, LLC. The 11 count complaint alleges that the RAP for the proposed location of Horseshoe Baltimore is inadequate and approved without appropriate public participation. Plaintiffs seek declaratory and injunctive relief, compensatory and punitive damages, and claim violations of civil rights laws and the Clean Water Act, civil conspiracy, and a variety of torts. The plaintiffs also sought a temporary restraining order, which the District Court denied on August 9, 2013. Plaintiffs advised the Court that they intended to amend their complaint within 30 days but did not attempt to do so until October 30, 2013.  The Amended Complaint added 27 plaintiffs and named MDE, the City and the Baltimore Development Corporation, and CBAC as defendants.  It was rejected by the Clerk’s Office on November 4, 2013 due to plaintiffs’ failure to also file a redline comparison with the original Complaint.
From time to time, the City of Baltimore may be subject to legal proceedings asserting claims related to the site. At this time, CAC and Growth Partners have not been named as parties to these proceedings. However, an unfavorable outcome for the City of Baltimore could lead to construction delays if it were determined that corrective action was required and could not be implemented successfully offsite.
Four residents of Baltimore City and County issued a notice of intent to file a citizen suit under 33 U.S.C. § 1365(b) of the Clean Water Act against the City of Baltimore as owner of the site for water pollution alleged to originate there. A lawsuit was filed on behalf of two of the residents on July 2, 2013. The City moved to dismiss the complaint on August 28, 2013. One of the plaintiffs withdrew from the case on October 10, 2013.
Two residents of Baltimore City filed suit against the City of Baltimore, as owner of the site, alleging that the City is in violation of Maryland water pollution laws as a result of groundwater contamination alleged to be migrating from the site. The City was served with the complaint on June 12, 2013. An amended complaint was filed on July 19, 2013, which the City moved to dismiss on August 6, 2013. Plaintiffs dismissed the complaint without prejudice on September 12, 2013.

Item 1A.	Risk Factors

Below, we are providing, in supplemental form, the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in our Registration Statement on Form S-1, as amended (File No. 333-189876) (the “Registration Statement”), provide additional disclosure and context for these supplemental risks and are incorporated herein by reference.
Any violation of the Foreign Corrupt Practices Act or other similar laws and regulations could have a negative impact on us.
CGP LLC is subject to risks associated with doing business outside of the United States, which exposes CGP LLC to complex foreign and U.S. regulations inherent in engaging in a cross-border business and in each of the countries in which CGP LLC and its businesses transacts business. CGP LLC is subject to regulations imposed by the Foreign Corrupt Practices Act ("FCPA") and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Internal control policies and procedures and employee training and compliance programs that Caesars Entertainment and CIE have implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law. If the employees, contractors or agents of Caesars Entertainment, Planet Hollywood and CIE fail to comply with applicable laws or company policies governing its international operations, CGP LLC may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that we have violated the FCPA could have a material adverse effect on CGP LLC’s financial condition. Compliance with international and U.S. laws and regulations that apply to CGP LLC’s international operations increase CGP LLC’s cost of doing business in foreign jurisdictions. CGP LLC and its businesses also deal with significant amounts of cash in its operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws (“AML”) or regulations, on which in recent years, governmental authorities have been increasingly focused, with a particular focus on the gaming industry, by any of our resorts could have a negative effect on our results of operations. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. On October 11, 2013, a subsidiary of Caesars Entertainment, Desert Palace, Inc. (the owner of Caesars Palace), received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury (“FinCEN”), stating that FinCEN is investigating Caesars Palace for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Additionally, Caesars Entertainment has been informed that a federal grand jury investigation related to these matters is on-going. We intend to cooperate fully with both the FinCEN and grand jury investigations. Based on proceedings to date, we are currently unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On October 21, 2013, Caesars Entertainment Corporation (“Caesars”) distributed to its stockholders as of the record date (October 17, 2013) subscription rights to purchase common stock of Caesars Acquisition Company (“CAC”) in connection with a rights offering (the “Offering”), as previously described in CAC’s Registration Statement on Form S-1 (File No. 333-189876).
On October 21, 2013, (i) CAC, Caesars Growth Partners, LLC (“Growth Partners”) and Caesars and its subsidiaries consummated the Contribution Transaction (as defined below), (ii) affiliates of Apollo Global Management, LLC (“Apollo”) and affiliates of TPG Global, LLC (“TPG” and, together with Apollo, the “Sponsors”) exercised their basic subscription rights in full to purchase $457.8 million worth of CAC’s Class A common stock at a price of $8.64 per whole share and CAC used such proceeds to acquire all of the voting units of Growth Partners and (iii) Growth Partners used the proceeds to consummate the Purchase Transaction (as defined below). In connection with the Purchase Transaction and the Contribution Transaction, CAC and Growth Partners entered into agreements with Caesars Entertainment Operating Company, Inc. (“CEOC”) and its

subsidiaries to provide certain corporate services and back-office support and business advisory services to CAC, Growth Partners and their subsidiaries as described below (such agreements collectively, together with the Purchase Transaction and Contribution Transaction, the “Transactions”). Hamlet Holdings LLC, the members of which are comprised of an equal number of individuals affiliated with each of the Sponsors, beneficially owns approximately 66.3% of our common stock pursuant to an irrevocable proxy providing Hamlet Holdings with sole voting and sole dispositive power over those shares.
In connection with the consummation of the Transactions on October 21, 2013, Caesars contributed all of the shares of Caesars Interactive Entertainment, Inc.’s (“CIE”) outstanding common stock held by a subsidiary of Caesars and approximately $1.1 billion in aggregate principal amount of senior notes (the “CEOC Notes”) previously issued by CEOC that are owned by another subsidiary of Caesars in exchange for non-voting units of Growth Partners (collectively, the “Contribution Transaction”, and these assets, the “Contributed Assets”). The Contributed Assets had an agreed aggregate value of approximately $1.304 billion after certain value-related adjustments for the CEOC Notes. This agreed valuation is subject to potential increase by up to $225.0 million based on earnings from CIE’s social and mobile games business exceeding a specified amount in 2015, which would be conveyed to Caesars or its subsidiaries in the form of additional non-voting units of Growth Partners or Class B common stock of CAC. If prior to July 21, 2014, Growth Partners sells or agrees to sell all of its interests in CIE (or any of its component parts) to any third party other than Caesars, then Caesars will receive concurrent with the closing of such sale, that number of additional non-voting units of CAC that would have been issued to Caesars if the value of CIE (or any of its component parts) at the time of contribution to Growth Partners were increased by the difference between such third party sale price and the applicable valuation price of $525 million as it relates to CIE (or any of its component parts).
Additionally, on October 21, 2013, Growth Partners used $360.0 million of proceeds received from CAC to purchase from subsidiaries of Caesars (i) the Planet Hollywood Resort and Casino Located in Las Vegas, Nevada (“Planet Hollywood”),(ii) Caesars’ joint venture interests in a casino to be developed by CBAC Gaming, LLC (the “Maryland Joint Venture”) in Baltimore, Maryland (the “Horseshoe Baltimore”) and (iii) a 50% interest in the management fee revenues for both of those properties (collectively, the “Purchase Transaction”, and these assets, the “Purchased Assets”). A subsidiary of Growth Partners assumed the $510.0 million of the outstanding secured term loan related to Planet Hollywood (the “PHW Loan”) in connection with the Purchase Transaction.
After the third anniversary of the closing of the Transactions, Caesars will have the right (the “Call Right”), which it may assign to any of its affiliates or to any transferee of all non-voting units of Growth Partners held by Caesars, to acquire all or a portion of the voting units of Growth Partners (or, at our option, shares of CAC’s Class A common stock) not otherwise owned by Caesars and/or its subsidiaries at such time. On the eighth year and six month anniversary of the closing of the Transactions (unless otherwise agreed by Caesars and CAC), if the board of directors of CAC has not previously exercised its liquidation right, Growth Partners shall, and the board of directors of CAC shall cause Growth Partners to, effect a liquidation.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

Federal Investigation
In recent years, governmental authorities have been increasingly focused on anti-money laundering (“AML”) policies and procedures, with a particular focus on the gaming industry. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. On October 11, 2013, a subsidiary of Caesars Entertainment, Desert Palace, Inc. (the owner of Caesars Palace), received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury (“FinCEN”), stating that FinCEN is investigating Caesars Palace for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Additionally, Caesars Entertainment has been informed that a federal grand jury investigation related to the Company’s anti-money laundering practices and procedures is ongoing. Caesars Entertainment is fully cooperating with both the FinCEN and grand jury investigations. Based on proceedings to date, Caesars Entertainment is currently unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.

2014 Annual Meeting of Stockholders
We currently plan to hold our 2014 Annual Meeting of Stockholders (the “2014 Annual Meeting”) on May 8, 2014 with a location and time to be determined. The record date for determining the stockholders entitled to receive notice of, and to vote at, the 2014 Annual Meeting is expected to be the close of business on March 17, 2014. Because we did not hold an annual meeting of stockholders last year, we are informing our stockholders of the following deadlines for stockholder proposals.
In order to be considered timely, a stockholder proposal submitted in accordance with Rule 14a-8 under the Exchange Act, for inclusion in our proxy materials for the 2014 Annual Meeting, must have been received by our Corporate Secretary no later than January 15, 2014, which we believe is a reasonable time before we begin to print and send our proxy materials.
Stockholders also have the right under our Bylaws to nominate director candidates and make other stockholder proposals by following specified procedures. For a stockholder proposal for the 2014 Annual Meeting that is not intended to be included in our proxy statement under Rule 14a-8 of the Exchange Act, including director nominations, the stockholder must (1) provide the information required by our Bylaws and (2) have their notice delivered to or mailed and received at the principal executive offices of the Corporation not less than ninety (90) days nor more than one hundred twenty (120) days prior to the first anniversary of the preceding year’s annual meeting (which anniversary date, in the case of the first annual meeting following the closing of the Corporation’s initial public offering, shall be deemed to be April 15, 2014). Based upon our Bylaws, stockholders should timely deliver notice to our Corporate Secretary not earlier than December 16, 2013 and not later than January 15, 2014.
Proposals shall be sent to our principal executive offices at One Caesars Palace Drive, Las Vegas, NV 89109, Attention: Corporate Secretary.
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
Apollo Global Management, LLC (“Apollo”) has provided notice to us that, as of October 24, 2013, certain investment funds managed by affiliates of Apollo beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC (“CEVA”). Under the limited liability company agreement governing CEVA, certain investment funds managed by affiliates of Apollo hold a majority of the voting power of CEVA and have the right to elect a majority of the board of CEVA. CEVA may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth below pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) and Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Apollo has informed us that CEVA has provided it with the information below relevant to Section 13(r) of the Exchange Act. The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by CEVA and its consolidated subsidiaries. We have not independently verified or participated in the preparation of the disclosure below.
“Through an internal review of its global operations, CEVA has identified the following transactions in an Initial Notice of Voluntary Self-Disclosure that CEVA filed with the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”) on October 28, 2013. CEVA’s review is ongoing. CEVA will file a further report with OFAC after completing its review.
The internal review indicates that, in December 2012, CEVA Freight Italy Srl (“CEVA Italy”) provided customs brokerage and freight forwarding services for the export to Iran of two measurement instruments to the Iranian Offshore Engineering Construction Company, a joint venture between two entities that are identified on OFAC’s list of Specially Designated Nationals (“SDN”). The revenues and net profits for these services were approximately $1,260.64 USD and $151.30 USD, respectively. In February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.
These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter.”

Item 6.    Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	First Amended and Restated Certificate of Incorporation of Caesars Acquisition Company, dated October 21, 2013.	X

3.2	Amended and Restated Bylaws of Caesars Acquisition Company, adopted October 21, 2013.	X

†10.1	First Amendment to Amended and Restated Caesars Interactive Entertainment, Inc. Management Investor Rights Agreement, dated as of September 28, 2013.	—	S-1/A	—	10.24	10/4/2013

†10.2	Form of Indemnification Agreement between CAC and its directors and officers.	—	S-1/A	—	10.14	10/11/2013

10.3	Transaction Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC, Caesars Entertainment Corporation, HIE Holdings, Inc., Harrah’s BC, Inc., PHW Las Vegas, LLC, PHW Manager, LLC, Caesars Baltimore Acquisition Company, LLC and Caesars Baltimore Management Company, LLC.	—	8-K	—	10.1	10/24/2013

10.4	Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of October 21, 2013.	—	8-K	—	10.2	10/24/2013

10.5	Management Services Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC and Caesars Entertainment Operating Company, Inc.	—	8-K	—	10.3	10/24/2013

10.6	Registration Rights Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC and certain subsidiaries of Caesars Entertainment Corporation.	—	8-K	—	10.4	10/24/2013

10.7	Registration Rights Agreement, dated as of October 21, 2013, between Caesars Entertainment Corporation and Caesars Acquisition Company.	—	8-K	—	10.5	10/24/2013

10.8	Omnibus Voting Agreement, dated as of October 21, 2013, among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC, Caesars Entertainment Corporation and Caesars Acquisition Company.	—	8-K	—	10.6	10/24/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.9
Tax Matters Agreement, dated as of October 21, 2013, by and among Caesars Entertainment Corporation, a Delaware corporation, and Caesars Interactive Entertainment, Inc., a Delaware corporation, and all of its direct and indirect subsidiaries.
X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 20, 2013.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 20, 2013.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 20, 2013.	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 20, 2013.	X

*101
The following financial statements from the Company’s Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Loss, (iv) Consolidated Condensed Statement of Stockholders’ Equity, (v) Consolidated Condensed Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.
X
_______________

*	Furnished herewith.
†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ACQUISITION COMPANY

November 20, 2013	By:	/S/ CRAIG ABRAHAMS
Chief Financial Officer