Form 10-K
period 2013-12-31
Caesars Acquisition Co
filed 2014-03-28
CIK 1575879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant’s telephone number, including area code:
(702) 407-6000
_________________________
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on Which Registered
Class A Common stock, $0.001 par value	NASDAQ Global Select Market
Securities registered pursuant to section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant consummated the initial public offering of its Class A common stock on November 19, 2013. The registrant’s Class A common stock began trading on NASDAQ Global Select Market on November 19, 2013. As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s Class A common stock.
As of March 25, 2014, the registrant had 135,771,882 shares of Class A Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form10-K. Such Proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2013.

CAESARS ACQUISITION COMPANY

We have proprietary rights to a number of trademarks used in this Annual Report on Form 10-K that are important to our business, including, without limitation, World Series of Poker ("WSOP"), Slotomania and Bingo Blitz. In addition, Caesars Entertainment Corporation, our joint venture partner in Caesars Growth Partners, LLC, has proprietary rights to, among others, Caesars, Caesars Entertainment and Total Rewards. We have omitted the registered trademark (®) and trademark (™) symbols for such trademarks named in this Annual Report on Form 10-K.

PART 1
Item 1. Business
Overview
Caesars Acquisition Company
Caesars Acquisition Company (the "Company," "CAC," "we," "our" and "us"), a Delaware corporation, was formed on February 25, 2013 to make an equity investment in Caesars Growth Partners, LLC ("CGP LLC"), a joint venture between CAC and subsidiaries of Caesars Entertainment Corporation ("CEC" or "Caesars Entertainment"), and following the transactions described below, directly owns 100% of the voting membership units of CGP LLC, a Delaware limited liability company. CGP LLC was formed on July 16, 2013 for the purpose of acquiring certain businesses and assets of Caesars Entertainment and to pursue high-growth operating assets.
On October 21, 2013, the joint venture was formed between subsidiaries of Caesars Entertainment and CAC through the execution of the series of transactions described below (which are collectively referred to as the "Transactions"):

(i)
The Class A common stock of CAC was made available via a subscription rights offering by Caesars Entertainment to its shareholders as of October 17, 2013 (the "Rights Offering"), whereby each subscription right entitled its holder to purchase from CAC one share of CAC's Class A common stock or the right to retain such subscription right;

(ii)
Affiliates of Apollo Global Management, LLC ("Apollo") and affiliates of TPG Global, LLC ("TPG" and, together with Apollo, the "Sponsors") exercised their basic subscription rights in full and purchased $457.8 million worth of CAC's Class A common stock at a price of $8.64 per whole share;

(iii)	CAC used the proceeds from the exercise of the basic subscription rights in clause (ii) above to purchase 100% of the voting units of CGP LLC;

(iv)
CGP LLC subsequently used $360.0 million of the proceeds received from CAC in clause (iii) above to purchase from Caesars Entertainment Operating Company, Inc. ("CEOC"), a wholly-owned subsidiary of Caesars Entertainment (we refer to the following assets as the "Purchased Assets"):

a.	the equity interests of PHWLV, LLC ("PHWLV"), which holds the Planet Hollywood Resort & Casino in Las Vegas ("Planet Hollywood");

b.
the equity interests of Caesars Baltimore Investment Company, LLC (the "Maryland Joint Venture"), the entity that indirectly holds interests in the owner of the Horseshoe Baltimore Casino ("Horseshoe Baltimore") in Maryland, a licensed casino development project expected to open in the third quarter of 2014; and

c.
a 50% interest in the management fee revenues of PHW Manager, LLC, which manages Planet Hollywood, and Caesars Baltimore Management Company LLC, which holds an agreement to manage the Horseshoe Baltimore.

(v)
Caesars Entertainment contributed all of the shares of Caesars Interactive Entertainment, Inc.'s ("Caesars Interactive" or "CIE") outstanding common stock held by a subsidiary of Caesars Entertainment and approximately $1.1 billion in aggregate principal amount of senior notes held by a subsidiary of Caesars Entertainment (the "CEOC Notes" and, together with the shares of CIE, the "Contributed Assets") to CGP LLC, in exchange for all of CGP LLC’s non-voting units.

Prior to the consummation of the Transactions, Planet Hollywood was owned by PHW Las Vegas, LLC ("PHW Las Vegas"). On October 21, 2013, in connection with and prior to the closing of the Transactions, PHW Las Vegas contributed and assigned to PHWLV, a wholly-owned subsidiary of PHW Las Vegas, and PHWLV accepted and assumed from PHW Las Vegas, all of its assets and liabilities of PHW Las Vegas, including Planet Hollywood.
The closing of the Rights Offering for subscription rights not previously exercised by the Sponsors, and for any over-subscription privileges including over-subscription privileges exercised by the Sponsors, occurred on November 18, 2013 and CAC distributed a total of 135,771,882 shares of Class A common stock to the holders of subscription rights who validly exercised their subscription rights and paid the subscription price in full. CAC received aggregate gross proceeds from the Rights Offering of approximately $1,173.1 million. Effective November 19, 2013, our common stock trades on the NASDAQ Global Select Market under the symbol "CACQ."
Pursuant to the terms of the Transactions, CGP LLC is obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from CIE's social and mobile games business exceeds a specified threshold amount in 2015. The number of units to be issued is capped at a value of $225 million divided by the value of the non-voting units at the date of the Transactions.
CGP LLC reimbursed Caesars Entertainment and CAC for approximately $24.8 million for fees and expenses incurred in connection with the Transactions.
CAC serves as CGP LLC’s managing member and sole holder of all of its outstanding voting units. CAC does not own any other material assets or have any operations other than through its interest in CGP LLC. Certain subsidiaries of Caesars Entertainment hold all of CGP LLC’s outstanding non-voting units.
Asset Sale Transaction Agreement
On March 1, 2014, CAC entered into a Transaction Agreement (the "Agreement") by and among, Caesars Entertainment, CEOC, Caesars License Company, LLC ("CLC"), Harrah’s New Orleans Management Company ("HNOMC"), Corner Investment Company, LLC ("CIC"), 3535 LV Corp. ("3535 LV"), Parball Corporation ("Parball"), JCC Holding Company II, LLC ("JCC Holding"), CAC and CGP LLC. The Agreement was fully negotiated by and between a Special Committee of CEC’s Board of Directors (the "CEC Special Committee") and a Special Committee of CAC’s Board of Directors (the "CAC Special Committee"), each comprised solely of independent directors, and was recommended by both committees and approved by the Boards of Directors of CEC and CAC. The CEC Special Committee, the CAC Special Committee and the Boards of Directors of CEC and CAC each received fairness opinions from firms with experience in valuation matters, which stated that, based upon and subject to (and in reliance on) the assumptions made, matters considered and limits of such review, in each case as set forth in the opinions, the Purchase Price (as defined below) was fair from a financial point of view to CEC and CGP LLC, respectively.
Pursuant to the terms of the Agreement, CGP LLC (or one or more of its designated direct or indirect subsidiaries) agreed to acquire from CEOC or one or more of its affiliates, (i) The Cromwell (f/k/a Bill’s Gamblin’ Hall & Saloon), The Quad Resort & Casino ("The Quad"), Bally’s Las Vegas and Harrah’s New Orleans (each a "Property" and collectively, the "Properties"), (ii) 50% of the ongoing management fees and any termination fees payable under the Property Management Agreements to be entered between a Property Manager (as defined below) and the owners of each of the Properties (the "Property Management Agreements"); and (iii) certain intellectual property that is specific to each of the Properties (together with the transactions described in (i) and (ii) above, the "Asset Sale Transaction") for an aggregate purchase price of $2.0 billion (the "Purchase Price"), less outstanding debt to be assumed in the Asset Sale Transaction, and also subject to various pre-closing and post-closing adjustments in accordance with the terms of the Agreement.
The Asset Sale Transaction is subject to certain closing conditions, including the receipt of gaming and other required governmental approvals, accuracy of representations and warranties, compliance with covenants and receipt by CEC and the CEC Special Committee of certain opinions with respect to CEOC. In addition, the consummation of the Asset Sale Transaction by CAC is subject to CAC’s receipt of financing on terms and conditions satisfactory to CAC and CGP LLC. The Agreement provides that, at the closing of the Asset Sale Transaction (the "Closing"), the owner of each Property will enter into a Property Management Agreement with the applicable Property Manager, pursuant to which, among other things, the Property Managers will provide management services to the applicable Property and CLC will license enterprise-wide intellectual property used in the operation of the Properties.
The Agreement contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties, covenants and obligations, and certain other designated matters, which in certain circumstances are subject to specified limitations on the amount of indemnifiable damages and the survival period in which a claim may be made. Additional indemnification obligations of CEC and the Sellers (as defined in the Agreement) include amounts expended for new construction and renovation at The Quad in excess of the $223 million budgeted for renovation expenses (up to a maximum amount equal to 15% of such budgeted amount and subject to certain exceptions) and certain liabilities arising under employee benefit plans. In addition to the aforementioned indemnification obligations, the Agreement requires that CEOC ensure that the remaining amounts required to construct and open The Cromwell be fully-funded by CEOC, including providing a minimum amount of House Funds (as defined in the Agreement) in connection with the opening of The Cromwell. CEC and certain of its affiliates will indemnify CAC, CGP LLC and certain of their affiliates for a failure to open the hotel and casino at The Cromwell by a specified date and for failure to open the restaurant and nightclub at The Cromwell by a specified date.
The Property Management Agreements will be entered into at Closing by and between each of the four property management entities (each a "Property Manager" and collectively, the "Property Managers"), each of which (other than HNOMC, which is the existing manager of Harrah’s New Orleans) will be formed as a wholly-owned subsidiary of CEOC, and each of the respective owners of the Properties (the "Property Owners"). The ongoing management fees payable to each of the Property Managers consist of (i) a base management fee of 2% of net operating revenues with respect to each month of each year during the term of such agreement and (ii) an incentive management fee in an amount equal to 5% of EBITDA for each operating year. CEOC will guarantee the obligations of the Property Managers under each of the Property Management Agreements.

Pursuant to the terms of the Agreement, the parties have agreed to use reasonable best efforts to establish a new services joint venture (the "Services JV") which will be jointly owned by CEOC, Caesars Entertainment Resort Properties LLC ("CERP"), and CGP LLC and certain of their respective subsidiaries. The purpose of the Services JV includes the common management of the enterprise-wide intellectual property, which will be licensed by the Services JV to, among other parties, each of the Property Owners, and shared services operations across the portfolio of CEOC, CERP and CGP LLC properties. The principal anticipated terms of the Services JV contemplated by the Transaction Agreement include the following: (i) CEOC will provide the Services JV with a non-exclusive, irrevocable, royalty-free license that includes the intellectual property that CEOC and its subsidiaries own but are used in the operation of CERP and CGP LLC assets under shared services agreements, or known as Enterprise Assets. CEOC and its subsidiaries will continue to own the assets licensed; (ii) Contribution to the Services JV by CGP LLC and CERP of cash in an amount to be determined; and (iii) Services JV will use cash contributions for capital expenditures relating to the maintenance, operation and upkeep of the Enterprise Assets and the acquisition of any new additional assets or services in connection with providing enterprise services to its members. The users of the services will reimburse Services JV for its share of any allocated expenses of Services JV attributable to such user, consistent with existing arrangements. The ultimate terms of the Services JV are subject to finalization and required regulatory approvals. Following the Closing, at CGP LLC's request and subject to receipt of any required regulatory approvals, the Property Management Agreements will be assigned to the Services JV which will thereafter perform the obligations of the Property Managers (in which case CEOC’s guarantee of the obligations under the assigned Property Management Agreements will be released).
The Agreement is subject to termination if the Closing is not completed by June 30, 2014, which date may be extended until August 31, 2014 in certain circumstances.
The representations and warranties set forth in the Agreement have been made only for the purposes of such agreement and were solely for the benefit of the parties to the Agreement, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures, may have been made for the purposes of allocating contractual risk between the parties to the Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors.
The foregoing description of the Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement which was filed with the SEC on March 3, 2014 as an Exhibit to Form 8‑K.
In connection with the Transaction, on March 1, 2014, Caesars Growth Properties Holdings, LLC ("CGPH"), a wholly-owned subsidiary of CGP LLC, entered into a commitment letter (the "Commitment Letter") with Citigroup Global Markets Inc., Citibank, N.A., Citicorp USA, Inc., Citicorp North America, Inc. ("Citi"), Credit Suisse AG ("CS"), Deutsche Bank AG New York Branch and Cayman Islands Branch ("DB") and UBS AG, Stamford Branch ("UBS," together with Citi, CS and DB, the "Lenders"), pursuant to which, subject to the conditions set forth therein, the Lenders committed to provide $1.325 billion in senior secured credit facilities (a $1.175 billion senior secured term facility and a $150 million senior secured revolving facility) and $675 million in second lien indebtedness to consummate the Asset Sale Transaction and to refinance Planet Hollywood’s existing indebtedness, on or prior to the Closing Date.
Caesars Growth Partners, LLC
CAC's sole material asset is its interest in CGP LLC. As a result, we believe the financial statements of the businesses and assets contributed to or acquired by CGP LLC in the Transactions are relevant to the investor because these statements present the financial position and results of operations of CGP LLC in greater detail. For accounting purposes, the historical financial statements of the businesses and assets contributed to or acquired by CGP LLC prior the Transactions are considered the predecessor to CAC.
CGP LLC is a casino asset and entertainment company focused on acquiring and developing a portfolio of high-growth operating assets and equity and debt investments in the gaming and interactive entertainment industries. Certain subsidiaries of Caesars Entertainment own all of the outstanding non-voting units of CGP LLC and are the majority economic owners of CGP LLC, and therefore have a large direct stake in CGP LLC's financial performance and growth potential. Through its relationship with Caesars Entertainment, CGP LLC has the ability to access Caesars Entertainment’s proven management expertise, brand equity, Total Rewards loyalty program and structural synergies. With 45 million members, the Total Rewards loyalty program is considered to be one of the leading loyalty rewards programs in the casino entertainment industry, as evidenced by Caesars Entertainment receiving COLLOQUY's Master of Enterprise Loyalty Award in September 2012 and again in September 2013 - the first company to ever win the award more than once.
Through its two segments – Interactive Entertainment and Casino Properties and Developments – CGP LLC is focused on acquiring or developing assets with strong value creation potential and leveraging interactive technology with well-known online brands. CGP LLC's Interactive Entertainment segment consists of CIE, which has three businesses: social and mobile games, the Word Series of Poker ("WSOP") and regulated online real money gaming. CGP LLC's Casino Properties and Developments segment consists of Planet Hollywood, the Horseshoe Baltimore and a 50% interest in the management fee revenues to be received by CEOC in connection with the management of Planet Hollywood and Horseshoe Baltimore. In addition, CGP LLC owns a portfolio of debt investments consisting of the CEOC Notes. The CEOC Notes are expected to provide CGP LLC with additional cash flow to fund future investment and acquisition opportunities.
When we consider new investment and acquisition opportunities, except for any expansion, add-on or additional investment in respect of any existing gaming property of CGP LLC or its subsidiaries, or except for any potential future investment or acquisition by CIE, we will be required to submit them to Caesars Entertainment. A committee of the board of directors of Caesars Entertainment comprised of disinterested directors will make the determination on behalf of Caesars Entertainment to (1) pursue any potential projects itself or (2) decline the project for itself, after which CGP LLC may elect or decline to pursue the project. Although not required, we anticipate that any future investment and acquisition opportunities undertaken by CGP LLC will be managed by Caesars Entertainment and its subsidiaries. The CGP Operating Agreement includes a framework with respect to the structuring of compensation related to future projects between Caesars Entertainment and CGP LLC. In the event Caesars Entertainment declines an opportunity and CGP LLC undertakes the opportunity, CGP LLC is expected to retain a 50% interest in the management fee to be received by Caesars Entertainment, unless otherwise agreed, and CGP LLC will acquire 100% of the new investment opportunity.
Interactive Entertainment
CGP LLC owns approximately 90.2% of CIE as of December 31, 2013, which could be reduced in June 2014 to approximately 84.5% upon conversion of the $47.7 million convertible promissory note issued by CIE to Rock Gaming LLC ("Rock Gaming") (subject to required regulatory approval), in each case not giving effect to any options, warrants, restricted stock units and restricted stock.
Details of CIE’s three businesses follow below.
Social and Mobile Games. CIE has become one of the world’s leading interactive social and mobile casino-themed game providers. CIE’s current portfolio of games includes Slotomania, which was one of the top ten highest grossing casino-themed games on the Facebook, Apple iOS, and Android platforms as of December 31, 2013, according to App Annie and www.facebook.com/appcenter. Additionally, in December 2012, CIE acquired substantially all of the assets of Buffalo Studios LLC ("Buffalo Studios"), including the application Bingo Blitz, which is a leading bingo game on Facebook, Android and Apple iOS. CIE’s launches of the Caesars Casino application on Facebook in January 2012 and the Caesars Slots application on mobile platforms in the third quarter of 2013 were the earliest visible instances of how CIE intends to leverage its relationship with Caesars Entertainment in the future. In May 2013, CIE acquired the World Series of Poker social and mobile game assets and intellectual property from Electronic Arts and re-launched a new version of the game in December 2013.
Regulated Online Real Money Gaming. CIE has built the foundation for regulated U.S. online real money gaming environment. While online real money gaming has not been legalized at the federal level, Nevada has approved interactive gaming regulations allowing for intrastate online poker, and Delaware and New Jersey have each passed online real money gaming laws, for both poker and casino games. In February 2014, Nevada and Delaware leaders signed the Multi-State Internet Gaming Agreement, establishing a legal framework for the first authorized interstate Internet gambling.
The World Series of Poker. CIE has derived considerable benefit from growing and building upon its ownership and management of the WSOP franchise. The WSOP, which was founded in 1970, had 79,471 entrants in its flagship annual tournament in Las Vegas in 2013. The WSOP also benefits from a television contract with ESPN through 2017 and sponsorship agreements with a number of leading brands. CIE also has a WSOP branded social and mobile game available on the Facebook platform, on the Amazon Kindle, Android devices, all Apple iOS devices and a branded game with Microsoft for the Xbox Live platform. CIE is positioning the WSOP brand to be one of the leading poker sites in Nevada and New Jersey, and in other states, if any, that legalize online real money poker in the future.
CIE obtained a license in Nevada to operate online poker and launched WSOP.com in September 2013. A subsidiary of CIE applied for and received its internet gaming permit and launched online poker and online casino games in New Jersey in November 2013 under the WSOP, Caesars and Harrah's brands. CIE is actively participating in the U.S. lobbying effort for other states to follow Nevada, Delaware and New Jersey’s lead, and is also supportive of a Federal framework. Outside of the United States, CIE began offering real money online gaming in the UK under the WSOP and Caesars brands in 2009. In tandem with its lobbying efforts in the United States, CIE recently secured the use of two online real money poker software platforms for use primarily in the U.S. market: 888 poker software ("888") through a licensing agreement and Barrière Poker through a source code assignment and co-development agreement. CIE has launched on the 888 platform in Nevada under the WSOP brand and in New Jersey under the WSOP.com and Harrahscasino.com brands. In addition, CIE licensed the Amaya casino platform for the launch of Caesarscasino.com in New Jersey.

Products
Social and Mobile Games
CIE designs its portfolio of games to appeal to the interests of the broad group of people who like to play casino-themed social and mobile games. CIE’s social games leverage the global connectivity and distribution of Facebook, other social networks, such as VKontakte, Mail.ru and Odnoklassniki.ru in Russia, as well as mobile platforms such as Apple's iOS and Google's Android. The social design of CIE’s games is at the core of how the players experience its games. CIE’s games encourage players to quickly connect with their friends when they start a game and to build and enhance these relationships throughout the game experience.
CIE's social and mobile games are free to play, focus on casino related themes and attract a community of players that is demographically and geographically diverse. CIE analyzes the data generated by its players' game play and social interactions to guide the creation of new content and features. CIE uses this ongoing feedback to maintain compelling games and to enhance the player experience. CIE operates games as a live service and believes that the quality, ongoing creation of fresh content, unique promotional elements, new product features and social connectivity of its games are the keys to its repeated success.
While CIE's social and mobile games are free to play, they are designed to inspire and enable the players to compete against their friends and the broader online community. Players can choose to advance in CIE's games, and thereby unlock additional games or stages, by acquiring virtual goods through game play or by purchasing services or completing surveys from other participating online providers, receiving virtual goods as gifts from friends or purchasing virtual goods. Virtual goods are digital representations of real world goods, such as virtual coins in Slotomania, Bingo Blitz, Caesars Casino and the World Series of Poker social and mobile game. We believe CIE's players’ acquisition, gifting and purchase of virtual goods create social interaction that increases players’ engagement with CIE's games and with each other.
Consistent with CIE's business model, only a small portion of CIE's social and mobile game players pay for virtual goods. For 2013, CIE had approximately 203 thousand average Monthly Unique Payers (as defined below) or 1.4% of the total number of average Monthly Unique Users (as defined below) on its social and mobile platforms during this period purchase virtual goods. The sale of virtual goods constitutes CIE's primary source of revenue for its social and mobile games businesses. While it is expected that the number of unique paying players will continue to constitute a small portion of CIE's overall players as its business grows, CIE plans to increase content selection, introduce new game features and continue to evolve the loyalty programs in CIE's titles to increase the sales of virtual goods.
Descriptions of some of CIE's leading games are provided below:
Slotomania, CIE's free-to-play social slot-style game was launched in December 2010 on Facebook. According to www.facebook.com/appcenter, Slotomania is the most popular slot-themed game on Facebook, and was a top-ten grossing casino-themed game in over 45 markets worldwide as of December 31, 2013. In addition to Facebook and Apple iOS, Slotomania is available via Android, Yahoo! Games, Amazon App Store, Google+, Slotomania.com, Spil Games, three Russian social networks and Yahoo! Japan. Slotomania is also available on Facebook in 12 languages.
Bingo Blitz, one of CIE’s free-to-play social bingo-style games which was launched in October 2010 on Facebook, invites players to win, buy, or acquire power ups, coins, and experience points to achieve bingos and complete virtual good collections. Players can choose from an array of bingo rooms themed in the style of various themes including cities and countries from around the world, and compete both solo and in teams to unlock all of the collection items and bingo rooms. Bingo Blitz is available via Apple iOS, Android, and the Amazon App Store.
Caesars Casino, CIE's first branded free-to-play social casino-themed game, currently provides players with the choice between games based on classic slot, blackjack and roulette themes. A beta version was launched in January 2012, and in April 2012, CIE integrated the Total Rewards loyalty program into Caesars Casino to allow its customers to earn Total Rewards loyalty program credits when purchasing virtual goods on Facebook. In the third quarter of 2013, the Caesars Casino application launched on mobile platforms, including the Apple iOS mobile platform, under the Caesars Slots brand.
The World Series of Poker is a social and mobile poker game on Apple iOS, Android, Amazon and Facebook. CIE acquired the rights to this game from Electronic Arts as part of terminating its prior brand license agreement. CIE continues to add additional features and functionality to this game and re-launched a new version of the game in December 2013.
Regulated Online Real Money Gaming
In Nevada, CIE received its operator’s license in December 2012 and launched WSOP.com in September 2013. In November 2013, CIE started offering three regulated online real money gaming websites in New Jersey that are using and promoting the Caesars and WSOP brands: www.CaesarsCasino.com, www.HarrahsCasino.com and www.WSOP.com.

CIE is also currently offering three regulated online real money gaming websites in the UK that are using and promoting the Caesars and WSOP brands. These three websites—www.wsop.co.uk, www.caesarscasino.co.uk and www.caesarsbingo.co.uk—primarily focus on poker, casino and bingo related games, respectively.
CIE's real money gaming software license agreements with 888 and Amaya underpin its operation and preparation for further legalized real money gaming in the United States. 888 provides the front and back office services for CIE's U.S. poker offering, thereby allowing CIE to focus where it is strongest, which is branding and marketing, including the online acquisition and retention of customers. In March 2013, 888 received a software provider license in Nevada. CIE launched its WSOP.com real money gaming business in Nevada on 888’s platform and launched its online real money gaming business in New Jersey on 888's platform for the WSOP.com and Harrahscasino.com offerings after having received its internet gaming permit in New Jersey in November 2013. In addition, Caesarscasino.com was launched on Amaya's casino platform. The combination of these agreements provides CIE with two software alternatives and the ability to employ a multi-brand and multi-platform strategy if CIE so chooses.
The World Series of Poker
CIE markets the WSOP brand through three distinct platforms: live events, licensing and sponsorships.
Live Events. The signature WSOP live event, the WSOP Las Vegas, was established in 1970 and has occurred annually at the Rio Hotel and Casino in Las Vegas for the past eight years, with an arrangement for the tournament to stay at the Rio through 2016. The 2013 WSOP Las Vegas drew 79,471 entrants from over 100 countries in its championship "bracelet" events and approximately 75,000 additional entries for side tournaments.
CIE's current contract with ESPN provides that the WSOP Las Vegas will be carried on ESPN and ESPN2 through 2017, with at least 32 hours of original programming annually. CIE receives advertising air-time within all aired episodes on every ESPN platform.
Since 2005, the WSOP Las Vegas has been complemented by WSOP circuit events, a regular season of poker tournaments running from August to May each year (the "WSOP Circuit Events"). For the 2012/2013 season, the tour included 19 stops in the United States and one in Canada with approximately 80,000 participants in the circuit. The 2013/2014 season has grown to include 20 tour stops in the United States and two events in Canada. CIE believes there will be more than 80,000 participants in the WSOP Circuit Events during the 2013/2014 season. ESPN broadcasts the National Championship with plans to debut the 2014 edition in July 2014. The WSOP Circuit Events and the National Championship give the WSOP brand year-round North American relevance and customer acquisition opportunities.
The WSOP Europe event was established in 2007 and was originally held in London, England. In 2011, the WSOP Europe was relocated just outside Paris, France which was in conjunction with CIE’s relationship for online gaming with Groupe Lucien Barrière, a leading land-based casino company in France and an affiliate of Barrière Poker. The WSOP Europe occurs each fall and has been broadcast by ESPN since 2008. The WSOP Europe has been crucial in establishing the WSOP brand in European jurisdictions where online poker is regulated.
Established in 2012 by CIE in conjunction with Crown Limited, the World Series of Poker Asia-Pacific ("WSOP APAC") is the second live tournament brand extension internationally for the WSOP. The Inaugural WSOP APAC was held from April 4 to April 15, 2013 in Melbourne, Australia at the Crown Entertainment Complex, site of the successful Aussie Millions poker tournament. WSOP APAC offered five WSOP gold bracelets, a high-roller tournament and the Caesars Cup invitational event. ESPN broadcasted six hours of WSOP APAC programming in more than 100 countries, including Australia, New Zealand and the United States. The WSOP APAC event is expected to occur every two years.
Licensing. CIE licenses the WSOP brand for consumer products, allowing CIE to expand its brand through mainstream channels. WSOP licensed products, from playing cards and poker chips to lifestyle apparel are sold in such retailers as Target and Lids. Eight states have also sold WSOP branded instant-win lottery tickets since 2009. In addition, WSOP launched a branded poker offering with Microsoft for their Xbox Live platform in September 2013.
Sponsorships. CIE is pursuing promotional partnerships with a variety of brands. Event sponsors in 2013 included Miller Lite, Red Bull, Frito-Lay and Jack Link’s. These partnerships typically include marketing activities promoting the WSOP brand as well as retail promotions awarding entry to WSOP events. In addition, broadcasts of WSOP events often carry advertisements for the sponsored products, further integrating the WSOP brand. CIE has the exclusive rights to sell camera-visible brand placements within its television and live Internet broadcast programming.
Information Technology
Social and Mobile Games
The technology stack used to support CIE's social and mobile games platforms was designed to support its growth by having elasticity to adapt and conform to the varying demands and inherent changes in CIE’s business. CIE's goal is to ensure that its technology infrastructure has full redundancy capability. The code base and logic that has been developed for CIE’s games has been custom-built and deployed across its technology stack to ensure that the core components within each engine of its games are able to be easily repeated as CIE releases new games. One of the key features of how CIE develops its games is the ease of portability to a wide variety of social and mobile games networks and platforms. CIE’s art development and graphic design teams use sophisticated graphics to ensure the players of its games have a high quality experience.
Regulated Online Real Money Gaming
Since 2009, CIE has been working with 888 and its business-to-business arm, Dragonfish, in the regulated UK market. Dragonfish provides CIE with 888’s online gaming platform in addition to a suite of back-office operational services such as customer service, technical support and e-payments. The Nevada Gaming Commission has approved CIE's relationship with Dragonfish for operation of the WSOP website in the UK. See "Gaming Regulation Overview—Internet and Land-Based Poker Tournaments —UK Operations" and "Gaming Regulation Overview—Internet and Land-Based Poker Tournaments —Nevada Regulations" in Exhibit 99.2 of this annual report. CIE has extended its licensing agreement with 888 in the U.S. through a Platform Development and Service Agreement entered into with 888 in January 2012 and amended in August 2013 (as amended, the "Platform Agreement"). Together with 888, CIE received regulatory certification in Nevada for the September 2013 launch of WSOP.com. The Platform Agreement provides that 888 will develop and service a WSOP-branded online real money gaming platform for use in any United States jurisdiction where online real money gaming becomes legalized. 888 receives a portion of the revenue derived from that platform and will be reimbursed for certain expenses up to a certain amount. Set-up costs funded by CIE will be reimbursed to CIE by 888 by reduction of its future revenue share payments. Additionally, 888 assumed all platform development costs incurred in the adaptation of the platform for New Jersey. While CIE is responsible for procuring, retrofitting, and hosting the general infrastructure for the datacenter premises for the New Jersey platform, 888 set-up and now operates the datacenter. The Platform Agreement also obligates 888 to provide front and back office services for CIE’s United States online real money poker offering. The term of the Platform Agreement expires in September 2018. 888’s application as an Internet Gaming Service Provider has been approved by the Nevada State Gaming Control Board (the "Nevada Board") and New Jersey Division of Gaming Enforcement ("DGE").
CIE has been further developing its propriety platform. Since the passage of legislation in Nevada and New Jersey for online gaming, CIE has been focused on the development of an interactive poker platform and will introduce casino games as part of the offering. CIE is steadily pursuing this strategy with the long-term goal of launching interactive poker and casino platforms where legal in the United States. The combination of these two platforms provides CIE with flexibility, redundancy and the ability to employ a multi-brand strategy if CIE so chooses. In addition, on September 20, 2013, a subsidiary of CIE and an affiliate of Amaya entered into a platform and services agreement pursuant to which Amaya will provide online casino platform services in New Jersey in exchange for a share of net gaming revenue for the Caesars Casino brand. Pursuant to applicable law, New Jersey gaming authorities issued Amaya a transactional waiver following a favorable determination in connection with a preliminary investigation and authorized Amaya to engage in Internet gaming activities. A plenary license will be issued to Amaya after the full investigation of Amaya is completed.
Marketing
CIE has been able to build a large community of players through the viral and sharing features provided by social networks, the ease of finding top applications in the various mobile "App Stores" and the social innovations of its games. Moreover, CIE leverages its expertise from the online gaming industry to drive significant traffic, such as working with marketing affiliates, trading traffic with other game developers and using banner exchanges. In the future, we expect that the network effects of CIE's many game offerings and its cross marketing relationship with Caesars Entertainment will be additional channels to acquire players. CIE is also committed to connecting with its players. CIE has fan pages, generally on Facebook, for each of CIE's games to connect with its players. CIE also uses traditional advertising activities such as online advertising spending with Facebook and the use of third-party media buyers. In Nevada and New Jersey, we believe the WSOP database of poker players and Total Rewards database of casino players will be important acquisition channels in addition to traditional techniques such as television and online advertising. CIE's WSOP events are primarily marketed through media features and news coverage.
Total Rewards loyalty program customers are able to earn Reward Credits by purchasing virtual coins in Caesars Casino and Caesars Slots social games. Total Rewards loyalty program members can redeem Reward Credits for amenities at Caesars Entertainment’s facilities or other items such as merchandise, gift cards and travel.
Casino Properties and Developments
CGP LLC's portfolio of casino-related assets consists of Planet Hollywood and an investment in a casino project under development in Baltimore, Maryland, the Horseshoe Baltimore. In addition, CGP LLC is entitled to a 50% interest in the management fee revenues received by certain subsidiaries of CEOC in connection with the management of Planet Hollywood and Horseshoe Baltimore. Planet Hollywood and the interest in the Planet Hollywood management agreement provide a current base of cash flow to supplement CGP LLC’s ongoing development opportunities, including its investment in the Maryland Joint Venture.
Details of CGP LLC’s existing operating and development projects are shown in the table below.

Property	Location	Status	Ownership
Planet Hollywood Resort and Casino	Las Vegas, NV	Operating	100%
Horseshoe Baltimore	Baltimore, MD	Under development	52%	[1]

(1)
Represents an indirect ownership in the Maryland Joint Venture, through a 58.5% ownership in CR Baltimore Holdings LLC, the developer of the Maryland Joint Venture, which in turn has an 88.6% direct interest in the Maryland Joint Venture. Following the closing of the CVPR Sale described below, CGP LLC’s indirect economic ownership of the Maryland Joint Venture will be approximately 41.4%.

Planet Hollywood Resort & Casino
Planet Hollywood, which was originally constructed in 2001 and renovated in 2007, is a casino resort located on the Las Vegas Strip in Las Vegas, Nevada. Planet Hollywood was acquired by Caesars Entertainment in February 2010 and is managed by a subsidiary of CEOC and therefore benefits from Total Rewards, one of the leading loyalty rewards programs in the casino entertainment industry. Planet Hollywood benefits from its prime location on a 35-acre site on the east side of the Las Vegas Strip and is part of a contiguous strip of casinos owned by Caesars Entertainment, with which it shares certain services and costs.
Planet Hollywood includes a 2,500-room hotel, which offers deluxe guestrooms and suites. The facility also has an outdoor pool area and an approximately 32,000-square foot spa that is leased to a third party. In addition, the facility adjoins to a retail mall, the Miracle Mile Shops, with 170 retailers and 15 restaurants, and a 1,200 room timeshare tower operated by Hilton Grand Vacations. The adjoining mall and timeshare tower, as well as the additional amenities featured at Planet Hollywood, stimulate additional traffic through the Planet Hollywood complex, including the casino and its amenities.
Planet Hollywood’s 64,500 square foot casino features approximately 1,100 slot machines and 90 table games. The casino offers a diverse selection of the most popular slot and video poker machines in a wide variety of denominations, and is also home to a race-and-sports-books facility. The casino's live table games include traditional blackjack, craps and roulette, in addition to a variety of other popular games, such as Baccarat and Pai Gow Poker. Planet Hollywood’s casino also offers daily poker tournaments in an 11 table World Series of Poker-branded poker room, as well as a variety of live poker games including Texas Hold 'Em and other casino poker games.
Planet Hollywood complements this product offering with both a high limit table game area featuring 14 high limit table games as well as a high limit slot area featuring over 63 high denomination slot machines. Additional amenities, such as an exclusive enclosed lounge and VIP cage access, target the needs of the Planet Hollywood VIP customer base.
Planet Hollywood also features the following amenities:

•
thirteen food and beverage outlets, seven of which are operated pursuant to leases with third parties, including a restaurant leased to P.F. Chang’s, a 24-hour casual dining facility known as Planet Dailies, Koi (a high end Japanese restaurant), Strip House (a high-end steak house), Yolos (a Mexican-themed restaurant), Earl of Sandwich (a casual sandwich shop), Pink's (a classic hot dog and hamburger restaurant), and the remaining six of which are owned and operated by Planet Hollywood, including Gordon Ramsay BurGR, Pin-up Pizza, a buffet, a poolside snack bar, and two Starbucks outlets;

•	the EXTRA Lounge, the Heart Bar and the Playing Field Lounge are owned and operated by Planet Hollywood and the Koi Lounge operated by third parties;

•	gift and merchandise shops operated by the Marshall Retail Group;

•
over 80,000 square feet of convention, trade show and meeting facilities, including a 37,000-square foot main ballroom, 10,000 square feet of pre-function space and 15,000 square feet of breakout space in 18 separate rooms; and

•
a 7,500-seat theater (recently rebranded as The AXIS Powered by Monster at Planet Hollywood Resort & Casino) which is owned by Planet Hollywood and has a booking and marketing partnership with Live Nation, the world’s largest concert promoter, is used for award shows, live music events and is currently home to Britney Spears’ show "A Piece of Me," and a 1,300-seat theater (known as the Showroom), which is part of Planet Hollywood, home to a nightly show and high-profile headline entertainers and leased to BZ Clarity Theatrical-LV, LLC.

Adjoining the property is also:

•
the Miracle Mile Shops, which is a themed entertainment shopping mall with approximately 475,000 square feet of retail space housing over 170 retailers, and an approximately 5,800-space parking facility used by Planet Hollywood and the Miracle Mile Shops, both of which are owned by a third-party; and

•
the 52-story "Elara" timeshare tower, formerly owned by Westgate and, as of 2011, owned by LV Tower 52, LLC ("LV Tower"), a third-party, and operated as part of the Hilton Grand Vacations™ timeshare network. LV Tower leases certain kiosk space from Planet Hollywood for marketing purposes inside the casino and plaza, and has negotiated certain other marketing rights in the casino and hotel. Pursuant to agreements relating to consideration that was part of the historic development of the overall complex, Planet Hollywood receives certain payments from LV Tower based on percentages of timeshare sales and revenue from timeshares rented as hotel space, until all the timeshares are sold.

Planet Hollywood targets a growing younger demographic segment that values the offerings of the non-gaming entertainment that complements the casino’s gaming activities. CGP LLC's flexible capital structure will allow it to invest in Planet Hollywood and elevate its guests' experiences by offering premium, Hollywood-themed entertainment and non-gaming options that remain fresh and relevant.
In July 2013, Planet Hollywood terminated its lease with a third-party to retake possession of the larger performance theater space in Planet Hollywood known as the AXIS at Planet Hollywood Resort & Casino (formerly known as "PH Live at Planet Hollywood"). In connection with that transaction, Planet Hollywood refurbished the theater and entered into a two-year performance agreement with Britney Spears pursuant to which Ms. Spears will perform a total of 96 shows at the refurbished theater starting in December 2013.
In December 2013, Caesars Entertainment announced a strategic partnership with the world's leading promoter of live entertainment, Live Nation Entertainment, for The Axis which will feature new amenities including an innovative dance floor and VIP table seating concept that allows guests a one-of-a-kind concert experience. The partnership forged with Caesars at The AXIS marks Live Nation's first significant alliance with a venue of this size in Las Vegas. This partnership provides Caesars access to Live Nation's vast artist network, while Live Nation expands its footprint in the Las Vegas market.
Horseshoe Baltimore, Maryland
CGP LLC owns an interest in the Maryland Joint Venture, a joint venture with an affiliate of Rock Gaming and other local investors. CBAC Borrower LLC ("CBAC Borrower"), a subsidiary of the Maryland Joint Venture, holds a license to operate Horseshoe Baltimore, a casino in the City of Baltimore.
Caesars Entertainment is leading the development of the Horseshoe Baltimore, and a subsidiary of CEOC will serve as the manager of Horseshoe Baltimore. In connection with the consummation of the Transactions, CGP LLC purchased a 50% interest in the management fee revenue received by a subsidiary of CEOC in connection with the management of Horseshoe Baltimore. The property is anticipated to be an integrated casino with an 110,000 square-foot casino floor holding 2,500 video lottery terminals ("VLTs"), 108 table games and 25 poker tables. In addition to the gaming space, CGP LLC anticipates the casino facility at Horseshoe Baltimore will contain a 10,000 square foot meeting facility, seven restaurants and/or bars, and a Diamond Lounge for its highest-value gaming customers. The Maryland Joint Venture is also developing an adjacent 3,500-space parking garage which will facilitate ease of access to the casino for its customers. The project is anticipated to open in the third quarter of 2014 at a cost of approximately $400 million. The Maryland Joint Venture is funded with approximately $107.5 million of total equity and approximately $340 million in debt. CGP LLC's share of the equity ownership is approximately 52%. CGP LLC, together with another member of the Maryland Joint Venture, have an agreement in principle to sell approximately 17.9% of the equity interest in the Maryland Joint Venture to CVPR Gaming Holdings, LLC, an existing, third-party member of the Maryland Joint Venture (the "CVPR Sale"). The CVPR Sale is subject to regulatory approval. Following the closing of the CVPR Sale, CGP LLC's equity contribution and indirect ownership in the Maryland Joint Venture will be approximately 41.4%, through its continued 58.5% indirect ownership in CR Baltimore Holdings LLC, which after the sale will own approximately 70.7% of the Maryland Joint Venture. See Note 19 — Subsequent Events contained in the CGP LLC audited financial statements included in Exhibit 99.1 of this Annual Report.
As of December 31, 2013, Caesars Entertainment had contributed $55.7 million of cash equity in the Maryland Joint Venture and may have to contribute up to an additional $22.3 million of capital contributions under the terms of the Maryland Joint Venture's operating agreement. CGP LLC has assumed all of Caesars Entertainment's uncalled capital commitments. On July 2, 2013, CBAC Borrower obtained the Baltimore Credit Facility, as further defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report that provides for up to $310 million of project financing for the development of Horseshoe Baltimore. Concurrently with the closing of the Baltimore Credit Facility, CBAC Borrower also entered into the Baltimore FF&E Facility, as further defined in Note 7 - Debt of the CGP LLC Audited

Financial Statements included in Exhibit 99.1 of this Annual Report that provides for up to $30.0 million of equipment financing.
See Item 1A. Risk Factors—Risks Related to CGP LLC's Casino Properties and Developments Business for the status of certain legal proceedings that could adversely affect the Horseshoe Baltimore casino.
CEOC Notes
CGP LLC owns $1.1 billion of aggregate principal amount of the CEOC Notes. The CEOC Notes have fixed cash-pay interest rates ranging from 5.625% to 6.50% and maturities ranging from 2015 to 2017. The indentures governing the CEOC Notes limit CEOC’s (and most of its subsidiaries’) ability to (i) create liens on certain assets to secure debt, (ii) engage in sale and lease-back transactions and (iii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets.
In connection with the Transactions, the aggregate fair market value of the subscription rights issued by Caesars Entertainment in the amount of approximately $21.1 million was restored to Caesars Entertainment through a return of all 10.75% paid-in kind senior notes and certain 5.75% senior notes previously issued by CEOC from CGP LLC to CEC.
Intellectual Property
The development of Intellectual Property ("IP") is part of CIE’s overall business strategy, and we regard our IP to be an important element of our success. While the CIE business as a whole is not substantially dependent on any one patent or combination of patents or other intellectual property, we seek to establish and maintain our proprietary rights in our business operations and technology through the use of patents, copyrights, trademarks, and trade secret laws. CIE files applications for patents, copyrights, and trademarks in the United States and in foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements.
CIE's IP includes the WSOP, Slotomania, Playtika and Bingo Blitz brands and associated trademarks, copyrights, logos, software code, audio-visual elements, graphics, original music, story lines, interfaces, technology and trade secrets that CIE uses to develop and offer games on multiple platforms. CIE seeks to establish and maintain its proprietary rights in its business operations and technology through the use of copyrights, trademarks, trade secrets and other IP rights. CIE files applications for and obtains copyrights and trademarks in the United States and in foreign countries where it believes filing for such protection is appropriate. CIE also seeks to maintain its trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements.
CIE, either directly or indirectly through its subsidiaries, owns 120 trademarks registered with the U.S. Patent and Trademark Office, including the World Series of Poker, WSOP, Slotomania, Playtika and Bingo Blitz trademarks, for a variety of goods and services. CIE also owns one or more registered trademarks in many jurisdictions globally, including the World Series of Poker, WSOP, World Series of Poker Europe, Slotomania and Playtika trademarks.
CIE has additional applications pending in the U.S. and certain foreign countries and is continually adding new filings as it deems appropriate. CIE has not applied for patents or the registration of all of its copyrights or trademarks, as the case may be, and may not be successful in obtaining the patents, copyrights and trademarks for which it has applied. Despite efforts to protect their proprietary rights, parties may infringe CIE's patents and use information that they regard as proprietary and their rights may be invalidated or unenforceable. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. In addition, others may be able to independently develop substantially equivalent intellectual property.
PHW Las Vegas, LLC is party to a licensing agreement with Planet Hollywood Resorts International, LLC and Planet Hollywood Memorabilia, Inc. (together, the "PH Licensors"), which are affiliates of Robert Earl, the original founder of the Planet Hollywood brand. The licensing agreement grants to PHW Las Vegas, LLC rights to use certain trademarks, domain names and intellectual property and to display and exhibit certain memorabilia owned by the PH Licensors. The initial term of the agreement is 35 years and the parties may by mutual agreement extend the term for two successive terms of ten years each. The license agreement was assigned to PHWLV as described above.
CAC and CGP LLC are parties to a management services agreement with CEOC in which, among other terms, CAC, CGP LLC and their subsidiaries are granted rights to use the Caesars trademark for corporate identification purposes. The term of the agreement is until such time as CAC and CGP LLC elect to terminate the agreement, upon mutual written consent of the parties, upon consummation of either the call right or the liquidation right, or at the election of the non-defaulting party upon the occurrence of an uncured default.

Competition
Interactive Entertainment
The social and mobile games industry is intensely competitive and rapidly evolving. Moreover, the casino-themed game segment has become one of the most competitive social and mobile games sectors due to the attractive underlying qualities of the segment, including, among others, high Average Revenue per User (as defined below), familiar game mechanics and longer than average game life spans. CGP LLC faces significant competition in all aspects of this business. Specifically, CIE competes for the leisure time, attention and discretionary spending of its players with other social and mobile games developers on the basis of a number of factors, including, among others, the quality of player experience, brand awareness, reputation and access to distribution channels.
We believe CIE competes favorably in all of these areas. However, other developers of social and mobile casino-themed games could develop more compelling content that competes with CIE's games and adversely affect CIE's ability to attract and retain players and their entertainment time. These competitors, including companies about whom CIE may not be currently aware, may take advantage of social networks, access to a large user base and their network effects to grow rapidly.
CIE’s competitors include:

•
Game Developers for Facebook and Other Social Networks: CIE faces competition from a number of competitors who develop social games for use on Facebook and other social networks. These competitors, some of which have significant and/or greater financial, technical and other resources, greater name recognition and have longer operating histories, may create similar games to reach CIE's players. Some of these competitors include Zynga (the maker of Zynga Poker), King (the maker of CandyCrush Saga), IGT (the maker of Doubledown Casino), WMS (the maker of Jackpot Party Casino) and Bash Gaming (the maker of Bingo Bash, who recently signed a definitive agreement to be acquired by GSN Games). Because CIE’s games are free to play, CIE competes primarily on the basis of player experience rather than price. CIE could face additional competition if large companies with a significant online presence, such as Google, Microsoft or Facebook, choose to enter or expand in the casino-themed social and mobile games segment.

•
Game Developers for Mobile: The mobile games sector is characterized by frequent product introductions, rapidly emerging mobile platforms, new technologies and new mobile application storefronts. Some of CIE's competitors in the mobile games market include Electronic Arts, Gameloft Inc., Glu Mobile and Zynga.

•
Regulated Online Real Money Gaming: In Nevada, CIE competes with Ultimate Gaming (provider of UltimatePoker.com) and South Point Hotel & Casino (provider of RealGaming.com). In New Jersey, CIE competes with a number of competitors including, among others, Borgata, Trump, Golden Nugget, Tropicana, 888, bwin.party, Gamesys and Betfair. CIE may also face competition from some or all of these competitors and other competitors in other U.S. jurisdictions that legalize online poker or online real money gaming in the future. We expect additional competitors in online real money gaming in Nevada and New Jersey in the future.

•
Poker Tournaments: The WSOP competes with several poker tournaments in the United States, Europe and Asia-Pacific. Some of these competitors include the World Poker Tour (owned by bwin.party) and PokerStars’ European Poker Tour.

•
Game Developers for Consoles and Other Platforms: CIE's players also play other games on PCs and consoles, some of which include social features that compete with CIE’s social games and have community functions where players can compete against and play with other gamers. Some of the competitors who develop these games include Activision, Inc., Electronic Arts and Microsoft.

•
Other Forms of Media and Entertainment: CIE competes more broadly for the leisure time and attention of its players with providers of other forms of Internet and mobile entertainment, including social networking, online casual entertainment and music. To the extent existing or potential players choose to read, watch or listen to online content or streaming video or radio, these content services pose a competitive threat.

Casino Properties and Developments - Planet Hollywood
The Las Vegas hotel/casino industry is highly competitive. Hotels on the Las Vegas Strip compete with other hotels on and off the Las Vegas Strip, including hotels in downtown Las Vegas. In addition, several large projects in Las Vegas are currently expected to open in the near future such as SLS Las Vegas, a 1,600 room hotel and casino, which is expected to open in Fall 2014, and the Genting Group has announced plans to develop a 3,500 room hotel and 175,000 square foot casino called Resorts World Las Vegas, which is expected to open in 2016; both of which are on the northern end of the Strip near Circus Circus. When opened, these hotel/casinos may target the same customers as Planet Hollywood does. Planet Hollywood also competes with casinos located on Native American tribal lands. The proliferation of gaming in California and other areas located in the same region as Planet Hollywood could have an adverse effect on Planet Hollywood's financial condition and results of operations.
Planet Hollywood also competes, to some extent, with other hotel/casino facilities in Nevada and Atlantic City, hotel/casino and other resort facilities elsewhere in the country and other forms of gaming on both a local and national level, including state lotteries, on-and off-track wagering and card parlors. In addition, certain states recently have legalized, and others may legalize, casino gaming in specific areas. The continued proliferation of gaming venues could have a significant and adverse effect on Planet Hollywood’s businesses. In particular, the legalization of casino gaming in or near major metropolitan areas from which Planet Hollywood traditionally attracts customers could have a material adverse effect on its business.
The expansion of legalized gaming into new jurisdictions throughout the United States will also increase competition.
Seasonality
We believe that CIE's business is subject to some degree of seasonality based on the playing habits of CIE's players. While the growth in CIE's business to date has largely muted the impact seasonal fluctuations have on its business, as the growth of CIE’s business stabilizes, it may be that seasonal fluctuations become more evident across CIE's business.
We believe that the Planet Hollywood business is subject to seasonality based on the weather in Las Vegas and the travel habits of visitors. For instance, the volume of business generated by Planet Hollywood is generally lower during the summer.
Seasonality may cause CGP LLC's working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. These factors, among other things, make forecasting more difficult and may adversely affect CGP LLC's ability to manage working capital and to predict financial results accurately, which could adversely affect the market price of our Class A common stock.
Employees
As of December 31, 2013, CAC and CGP LLC did not have any employees. As December 31, 2013, CIE had 634 full-time employees, of whom 518 were involved in research and product development, located throughout the United States, Israel, Canada, the Ukraine and Belarus. Planet Hollywood does not have any employees as its operations are managed by PHW Manager, LLC, a subsidiary of CEOC.
Governmental Regulation
The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Our gaming facilities and online real money platforms are subject to extensive regulation under the laws, rules, and regulations of the jurisdiction in which the gaming facility or online real money platform is located. These laws, rules, and regulations generally concern the responsibility, financial stability, and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.2 to this Form 10-K.
Our businesses are subject to various foreign, federal, state, and local laws and regulations, in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, smoking, environmental matters, employees, currency transactions, taxation, zoning and building codes, construction, land use, and marketing and advertising. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results. See Item 1A. Risk Factors for additional discussion.
Available Information
Our Internet address is www.caesarsacquisitioncompany.com. We make available free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). We also make available through our website all filings of our executive officers and directors on Forms 3, 4, and 5 under Section 16 of the Exchange Act. These filings are also available on the SEC’s website at www.sec.gov. Our Code of Business Conduct and Ethics is available on our website under the "Investor Relations" link. We will provide a copy of these documents without charge to any person upon receipt of a written request addressed to Caesars Acquisition Company, Attn: Corporate Secretary, One Caesars Palace Drive, Las Vegas, Nevada 89109. Reference in this document to our website address does not constitute incorporation by reference of the information contained on the website.

Item 1A. Risk Factors
Risks Related to CGP LLC's Continued Dependence on Caesars Entertainment
CAC and CGP LLC are dependent on CEOC and its subsidiaries to provide corporate services, back-office support and business advisory services through the CGP Management Services Agreement. CAC and CGP LLC cannot operate without the services provided by subsidiaries of Caesars Entertainment and will be adversely affected if the CGP LLC Management Services Agreement is terminated.
Pursuant to the CGP LLC Management Services Agreement, CEOC and its subsidiaries provide corporate services, back-office support and business advisory services to CAC and CGP LLC. Neither CAC nor CGP LLC have any employees and CAC and CGP LLC have a very short history of operating casinos and online entertainment. Therefore, the business and operations of CAC and CGP LLC are dependent on the services provided by Caesars Entertainment and its subsidiaries, and following the implementation of the new services joint venture, the Services joint venture, and CAC and CGP LLC cannot operate without these services. If the quality of the services provided by Caesars Entertainment and its subsidiaries, and subsequently the new services joint venture, deteriorates, or if the terms under which Caesars Entertainment and its subsidiaries, and subsequently the new services joint venture, provide such services change in a manner that is adverse to CGP LLC, it could have a material adverse effect on CAC and CGP LLC's business, financial condition and operating results.
In addition, if the CGP LLC Management Services Agreement were to be terminated, or if Caesars Entertainment or its subsidiaries, and subsequently the new services joint venture, were to suffer significant liquidity or operational difficulties, becoming incapable of providing support and management services (or unable to provide such services at agreed upon levels) to CAC or CGP LLC or cease operations altogether, CAC and/or CGP LLC would no longer have access to the operational support and management expertise provided by Caesars Entertainment and its subsidiaries and it could have a material adverse effect on CAC and CGP LLC’s business, financial condition and operating results. Any failure by CAC or CGP LLC to obtain the operational and management support of Caesars Entertainment and its subsidiaries, and subsequently the new services joint venture, and particularly any failure by CGP LLC to obtain Caesars Entertainment’s expertise in operating casinos or maintain access to the Total Rewards loyalty program, would adversely affect CAC and/or CGP LLC's business, financial condition and operating results.
The implementation of a new services joint venture is subject to regulatory and other approvals, which may be delayed or which may not be received. In addition, we will not control such services joint venture, and the interests of our co-investors may not align with our interests.
In connection with the Acquisition Agreement described under Item 1. Business, we recently announced the formation of a new services joint venture (“Services, LLC”), the purpose of which includes the common management of intellectual property owned by CEOC. CEOC and Caesars Entertainment Resort Properties, LLC (“CERP”), each a wholly-owned subsidiary of CEC, and certain subsidiaries of CGP will be equal investors in Services, LLC, and, upon the implementation of Services, LLC, subsidiaries of CGP will rely on Services, LLC to provide them with intellectual property licenses and property management services, among other services. We and CGP will not control Services, LLC, and in the event that our interests do not align with those of CEOC or CERP, the interests of CEOC or CERP may be met before ours. The implementation of Services, LLC’s contemplated activities is subject to regulatory and other approvals, which may be delayed or which we may not receive.
CGP LLC is dependent on the expertise of Caesars Entertainment's senior management, who may not be directly invested in CGP LLC's success, which may have an adverse effect on CGP LLC and/or CAC’s business, financial condition and operating results.
CGP LLC relies a great deal on the expertise and guidance of Caesars Entertainment's senior management who do not receive direct compensation from CGP LLC. As a result, Caesars Entertainment's senior management may devote substantially less time to the business and operations of CGP LLC than were they to be employed by CGP LLC. Senior management that is not invested in the success of CGP LLC's business may have an adverse effect on CGP LLC and/or CAC’s business, financial condition and operating results.
Loss of the services of any key personnel from Caesars Entertainment could have a material adverse effect on the business of CGP LLC.
The leadership of Caesars Entertainment's chief executive officer, Mr. Gary Loveman, and other executive officers, has been a critical element of Caesars Entertainment's success. The advisory and management services provided to CGP LLC depend on these key executive officers. The death or disability of Mr. Loveman or other extended or permanent loss of his services, or any negative market or industry perception with respect to him or arising from his loss, could have a material adverse effect on CGP LLC's business. Caesars Entertainment's other executive officers and other members of senior management have substantial experience and expertise in the casino and online entertainment business. The unexpected loss of services of one or more of these individuals could also adversely affect CGP LLC. CGP LLC is not protected by key man insurance or similar life insurance covering members of Caesars Entertainment's senior management, nor does CGP LLC have employment agreements with any of Caesars Entertainments executive officers.
A default by Caesars Entertainment on certain of its debt obligations could adversely affect CGP LLC's business, financial condition and operating results.
Caesars Entertainment is a highly leveraged company and has pledged a significant portion of its assets and the assets of its subsidiaries as collateral under certain of its debt obligations, including the trademarks for which CIE has licensed the right to use, including "Caesars," "Total Rewards" and "Harrah's." The stock of CEOC is also pledged to secure these debt obligations. If Caesars Entertainment or its subsidiaries were to default on these obligations, its lenders could exercise significant influence over CGP LLC's business. CGP LLC is dependent on a number of services from Caesars Entertainment, CEOC, and other subsidiaries of Caesars Entertainment, pursuant to the CGP Management Services Agreement and CIE's Shared Services Agreement. If Caesars Entertainment and/or its subsidiaries file for bankruptcy protection under the U.S. bankruptcy code, their filing may materially and adversely affect CGP LLC’s assets and operations. For example, in the event of a default by Caesars Entertainment, its lenders or their successors may elect to reject the CGP Management Services Agreement as an executory contract in a bankruptcy proceeding. Furthermore, in the event of such a default, Caesars Entertainment's lenders also may seek to reject CIE's cross marketing and trademark license agreement with Caesars Entertainment in connection with a bankruptcy proceeding and, as a result, CIE would no longer have licenses to use certain trademarks owned by Caesars Entertainment or its subsidiaries. The result of this influence and any related disruption in CGP LLC's business could have a material adverse effect on CGP LLC's business, financial condition and operating results.
The value of the CEOC Notes held by CGP LLC would be impaired in the event of a default by Caesars Entertainment on certain of its debt obligations and such impairment could adversely affect the market price of our Class A common stock.
Caesars Entertainment is a highly leveraged company and has significant obligations for interest payments and restrictions due to its indebtedness. If Caesars Entertainment or CEOC is unable to pay the interest when due under their outstanding indebtedness, or otherwise defaults on their debt obligations, the value of the CEOC Notes held by CGP LLC would be impaired. Because the CEOC Notes constitute a significant portion of the value of CGP LLC, an impairment in the value of the CEOC Notes could adversely affect the market price of our Class A common stock.
CGP LLC has an obligation to give a right of first refusal for any development opportunities to Caesars Entertainment, but Caesars Entertainment has no obligation to give any development opportunities to CGP LLC. Caesars Entertainment may keep all potential development opportunities for itself. CGP LLC would need to rely on a separate party to pursue any opportunities without the approval and assistance of Caesars Entertainment.
CGP LLC is required to first provide any potential development opportunities to Caesars Entertainment to be considered by a committee of the Caesars Entertainment board of directors comprised of disinterested directors. CGP LLC can only proceed with such investment or opportunity to the extent such Caesars Entertainment committee declines the opportunity for itself or CEOC. See Item 13. Certain Relationships and Related Transactions, and Director Independence. If the committee provides an opportunity to CGP LLC, we expect that CGP LLC will retain a 50% interest in the management fee to be received by Caesars Entertainment, unless otherwise agreed. However, because each opportunity will be negotiated as a separate transaction, there can be no assurances that CGP LLC and Caesars Entertainment will share equally (or that CGP LLC will share at all) in the management fee. If the committee does not provide the opportunity to CGP LLC, the committee can also decide to keep the opportunity for Caesars Entertainment. No assurances can be provided that the committee will ever provide an opportunity to CGP LLC.
Although certain employees of each of the Sponsors are on the boards of directors of Caesars Entertainment and CAC, the certificates of incorporation of both companies provide that neither the Sponsors nor directors have any obligation to present any corporate opportunity to Caesars Entertainment or CAC. Accordingly, the Sponsors may pursue gaming, entertainment or other activities outside of Caesars Entertainment or CAC and have no obligation to present such opportunity to Caesars Entertainment or CAC; however, if any choose to present such opportunity to Caesars Entertainment or CAC, then such opportunity must follow the rights of first offer.
If the committee declines an opportunity altogether and CGP LLC pursues the opportunity without the support of Caesars Entertainment, CGP LLC will be required to identify and obtain the necessary services from a third-party. No assurances can be provided that CGP LLC will be able to find a third-party to pursue an opportunity without Caesars Entertainment and any services provided may be more expensive than, or of less quality than, those that are provided by Caesars Entertainment, and as a result, could have a material adverse impact on the success of the opportunity.
Caesars Entertainment's interests may conflict with CGP LLC’s interests.
The interests of Caesars Entertainment could conflict with CGP LLC's interests. Caesars Entertainment is in a casino and entertainment business similar to CGP LLC and may, from time to time in the future, pursue for itself acquisitions that would be complementary to CGP LLC's business, in which case, and as a result, those acquisition opportunities would not be available to us. Without access to acquisition opportunities, CGP LLC will be limited in growing its business.
The success of CGP LLC's business depends in part on its continued participation in Caesars' Total Rewards loyalty program. If CIE, and Planet Hollywood are, and Horseshoe Baltimore and the Properties to be acquired will be, unable to access the Total Rewards loyalty program database, it could have a material adverse impact on CGP LLC's business.
The success of CGP LLC's business depends in part on its ability to direct targeted marketing efforts to important casino and hospitality customers. The ability of CGP LLC's business to undertake those marketing efforts depends to a significant extent on its continued participation in the Total Rewards loyalty program owned and maintained by Caesars Entertainment and following its implementation, licensed to Services LLC. In connection with this program, CIE and Planet Hollywood can, and Horseshoe Baltimore and the Properties to be acquired will be able to, develop information which allows them to track casino play and award complimentaries and other promotional opportunities to their customers. Complimentaries and other similar rewards are customarily offered by casino and gaming facilities to their customers and are important incentives to those customers. If CIE, Planet Hollywood, Horseshoe Baltimore and the Properties are unable to access the Total Rewards loyalty program database, it could have a material adverse impact on CGP LLC's business.
CIE licenses its right to use and sublicense various trademarks and service marks from Caesars Entertainment and certain of its affiliates. Accordingly, if a third-party successfully challenges Caesars Entertainment or its affiliates' ownership of, or right to use, the Caesars-related marks or if CIE is unable to stop unauthorized use of such marks, or if Caesars Entertainment or its affiliates use such marks in a way that negatively impacts the value of such marks, CIE's, and therefore CGP LLC's, business or results of operations could be harmed.
CIE has licensed the right to use certain trademarks and service marks owned or used by various affiliates of Caesars Entertainment, including Caesars World, Inc., Caesars License Company, LLC and CEOC. These licensed trademarks and service marks include, among others, "Caesars," "Harrah’s" and "Total Rewards." See Item 13. Certain Relationships and Related Transactions, and Director Independence. CIE's rights to use these trademarks and service marks are among its most valuable assets.
If the existing licensing arrangements were terminated and CIE fails to enter into new arrangements in respect of these marks, CIE could lose its rights to use these marks and the corresponding domain names, which could have a material adverse effect on its business, financial condition and operating results. If a third-party successfully challenges Caesars Entertainment or its affiliates’ ownership of, or right to use, these marks (including, for example, due to Caesars Entertainment or its affiliates’ failure to file for protection of such marks), such a challenge could also have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results. Furthermore, if any of the entities from whom CIE licenses the right to use such marks enters into a bankruptcy proceeding, its rights to use some or all of such marks could be terminated, which could also have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
In addition, these trademarks and service marks are used by Caesars Entertainment and its affiliates around the United States and internationally. Any negative events associated with the use of these marks by Caesars Entertainment or its affiliates may be out of CGP LLC's control, and may negatively impact the "Caesars", "Harrah’s" or "Total Rewards" brands, which could harm CIE's, and therefore CGP LLC's, business and results of operations.
CIE may be reliant on Caesars Entertainment to obtain online gaming licenses in many commercial jurisdictions and if the affiliation is terminated, or costs to maintain such affiliation exceed revenue generated from such affiliation, it would adversely affect CIE's, and therefore CGP LLC's, business and result of operations.
Nevada, Delaware and New Jersey have enacted laws that require online casinos to also have a license to operate a brick-and-mortar casino, either directly or indirectly through an affiliate. If, like Nevada, Delaware and New Jersey, other U.S. jurisdictions enact legislation legalizing real money casino gaming subject to this brick-and-mortar requirement, CIE may be unable to offer online real money gaming in such jurisdictions if CIE does not have or is unable to establish an affiliation with a brick-and-mortar casino in such jurisdiction. If CIE is able to offer online real money gaming in such jurisdictions because of CIE's affiliation with Caesars Entertainment, CIE will be reliant on continuing its relationship with Caesars Entertainment, and there can be no assurances that Caesars Entertainment will continue to maintain such affiliation. If CIE's affiliation with Caesars Entertainment is terminated or the costs to maintain such affiliation exceed revenue generated from online real money gaming, it would adversely affect CIE's, and therefore CGP LLC's, business and result of operations.
A bankruptcy court may conclude that each of the Transactions and the Asset Sale Transaction constitutes a financing rather than a true sale and as a result we would no longer have ownership and control over assets sold or contributed to CGP LLC to the same extent as we do now.
For the years ended December 31, 2013 and 2012, Caesars Entertainment and its consolidated subsidiaries reported a net loss of $2,939.8 million and $1,502.8 million, respectively, and CEOC and its consolidated subsidiaries separately reported a net loss of $2,871.2 million and $1,701.4 million, respectively. Furthermore, Caesars Entertainment and its consolidated subsidiaries, as well as CEOC and its consolidated subsidiaries, have reported significant net losses during the past three fiscal years. In a bankruptcy of Caesars Entertainment or any of its subsidiaries that sold or contributed assets to CGP LLC, including CEOC, the court may conclude that each of the Transactions and the Asset Sale Transaction constitutes a disguised financing rather than a true sale. In such case, the court would deem CGP LLC's assets as belonging to Caesars Entertainment, and consider us to be a lender to Caesars Entertainment or its subsidiaries to the extent of the purchase price CGP LLC paid for those assets. While we should have a claim against Caesars Entertainment and its subsidiaries for the amounts paid to them for the assets, we would no longer have ownership and control over the assets to the same extent as we do now. Moreover, if our claim against Caesars Entertainment and its subsidiaries is considered a financing, no guaranty exists that our claim will be deemed a secured claim entitled to a priority right of repayment from the assets, rather than a general unsecured claim against Caesars Entertainment’s bankruptcy estate that shares pro rata with other creditors in any recovery from the residual value of the bankruptcy estate. Finally, a risk exists that any such claim might be primed in favor of a debtor-in-possession financing, or that the court might equitably subordinate our claim to those of other creditors, recharacterize the claim as equity or otherwise not allow the claim (including on equitable grounds).
A bankruptcy court may substantively consolidate the bankruptcy estates of Caesars Entertainment and its debtor subsidiaries with CGP LLC, which would, among other things, allow the creditors of the bankrupt entities to satisfy their claims from the combined assets of the consolidated entities, including CGP LLC.
Even though CGP LLC has certain bankruptcy remote features that restrict its ability to file for bankruptcy relief, there can be no assurance that a bankruptcy court will not direct CGP LLC's or any of its subsidiaries' substantive consolidation with Caesars Entertainment or a subsidiary of Caesars Entertainment in a bankruptcy case of Caesars Entertainment or such subsidiary even if CGP LLC or its subsidiaries do not themselves file a bankruptcy petition. CGP LLC's or its subsidiaries' substantive consolidation with Caesars Entertainment or its subsidiaries in their bankruptcy cases would, among other things, allow the creditors of the bankrupt entities to satisfy their claims from the combined assets of the consolidated entities, including CGP LLC and its subsidiaries. This may dilute the value of distributions available for recovery to CGP LLC's creditors, and may prevent recovery by our stockholders of any value at all if the combined creditor claims exceed the combined value of the entities. In addition, substantive consolidation with Caesars Entertainment or its subsidiaries’ bankruptcies may subject our assets and operations to the automatic stay, and may impair CGP LLC's ability to operate independently, as well as otherwise restrict our operations and capacity to function as a standalone enterprise.
A Caesars Entertainment or CEOC bankruptcy filing might trigger an independent investigation of the Transactions and the Asset Sale Transaction, and expose our and CGP LLC's contractual relationships with Caesars Entertainment and its subsidiaries to heightened scrutiny.
If Caesars Entertainment or its subsidiaries, including CEOC, file for bankruptcy relief, it may result in an independent investigation of the Transactions and the Asset Sale Transaction, including the formation of Services, LLC. For example, a trustee or examiner may be appointed in the Caesars Entertainment bankruptcy case with the power to investigate the Transactions and the Asset Sale Transaction and determine, with the benefit of hindsight, whether such transactions overall, and their constituent parts (including the formation of Services LLC), were fair and equitable and otherwise beneficial to Caesars Entertainment or any bankrupt subsidiary. Additionally, any committees appointed in such bankruptcy case could conduct a similar investigation. Any such investigations may impose significant costs and expense on us and CGP LLC, and may divert management from its ability to conduct our business. In addition, we would expect that stakeholders of Caesars Entertainment and its subsidiaries, including any committee appointed in such bankruptcy cases, would re-evaluate all of our and CGP LLC's contractual and business relationships with Caesars Entertainment and its subsidiaries, and with Services, LLC. This may result in materially altered terms and conditions that may be economically unfavorable to investors in CAC, and may divert significant management resources.
We may be subject to fraudulent transfer litigation that may require us to return the assets acquired in the Transactions and the Asset Sale Transaction, or their value, to Caesars Entertainment and its subsidiaries.
Creditors of Caesars Entertainment and its subsidiaries may sue us and/or CGP LLC under state or federal bankruptcy law in an effort to recover, for their benefit, the assets we acquired in the Transactions and the Asset Sale Transaction as fraudulent transfers. As a general matter, fraudulent transfer law allows a creditor to recover assets, or their value, from an initial or subsequent transferee if the debtor conveyed the assets with an actual intent to hinder, delay or defraud its creditors, or if the transfer was a constructive fraud. A constructive fraud exists even in the absence of an actual intent to defraud creditors. The principal elements of a constructive fraud are a transfer, made while a debtor was insolvent or that rendered a debtor insolvent, for less than reasonably equivalent value or fair consideration or that left the debtor with less than sufficient capital with which to conduct its business. A court may "collapse" the component steps of the restructuring into a single set of integrated transactions to determine whether the restructuring overall effected a fraudulent transfer. If we and/or CGP LLC are subject to a fraudulent transfer lawsuit, we may have to return the assets or their value to Caesars Entertainment and its subsidiaries or be forced to pay additional amounts therefor.

Services, LLC may be subject to fraudulent transfer or other litigation that may result in its unwinding, or its licensing agreements with CEOC may otherwise be rescinded or terminated.
Creditors of Caesars Entertainment, CEOC and their subsidiaries may commence an action against Services, LLC under state or federal bankruptcy law in an effort to rescind, avoid or otherwise terminate, for their benefit, the licensing agreements CEOC entered into with Services, LLC. Alternatively, if Caesars Entertainment, CEOC or their subsidiaries file bankruptcy, they may reject their licensing agreements with Services, LLC. If Services, LLC can no longer enforce such licensing agreements, it may be unable to perform under its licensing agreements with CGP LLC and its subsidiaries. As a result, among other things, CGP LLC and its subsidiaries may no longer have access to the Total Rewards loyalty program and may no longer be able to use certain intellectual property, such as the Caesars trademark, which could have a material adverse effect on CAC and CGP LLC’s business, financial condition and operating results.
Our operations depend on material contracts with third parties, including Caesars Entertainment, the continued enforcement of which may be adversely impacted by a bankruptcy of Caesars Entertainment or, upon its formation, Services, LLC.
A debtor operating under the protection of the Bankruptcy Code may exercise certain rights that may adversely affect our contractual relations and ability to participate in the Caesars Entertainment system. For example, the protection of the statutory automatic stay which arises by operation of section 362 of the Bankruptcy Code upon the commencement of a bankruptcy case would prohibit us from terminating a contract with Caesars Entertainment or any of its debtor subsidiaries, and upon its formation, a bankruptcy of Services, LLC. The Bankruptcy Code also invalidates clauses that permit the termination of contracts automatically upon the filing by one of the parties of a bankruptcy petition or which are conditioned on a party’s insolvency. Meanwhile in this circumstance, we would ordinarily be required to continue performing our obligations under such agreement. As a practical matter, legal proceedings to obtain relief from the automatic stay and to enforce rights to payments or terminate agreements can be time consuming, costly and uncertain as to outcome.
In addition, under section 365 of the Bankruptcy Code, a debtor may decide whether to assume or reject an executory contract, including the CGP Management Services Agreement, the management contracts for Planet Hollywood, Horseshoe Baltimore and the Properties to be acquired, the shared service agreement with CIE or the CGP Operating Agreement, or upon its formation, any licensing agreement with Services, LLC. Assumption of a contract would permit the debtor to continue operating under the assumed contract; provided that the debtor (i) immediately cures all existing defaults thereunder or provides adequate assurance that such defaults will be promptly cured, (ii) compensates the non-debtor party for any actual monetary loss incurred as a result of the debtor’s default or provides adequate assurance that such compensation will be forthcoming and (iii) provides the non-debtor party with adequate assurance of future performance under the contract. As a general matter, a bankruptcy court approves a debtor’s assumption of a contract as long as assumption appears to be in the best interest of the debtor's estate, the debtor is able to perform and it is a good business decision to assume the contract. Subject to bankruptcy court approval and satisfaction of the "business judgment" rule, a debtor in chapter 11 may reject an executory contract, and rejection of an executory contract in a chapter 7 case may occur automatically by operation of law. If a debtor rejects an executory contract, the non-debtor party to the contract generally has an unsecured claim against the debtor’s bankruptcy estate for breach of contract damages arising from the rejection. On request of any party to such contract, a bankruptcy court may order the debtor to determine within a specific period of time whether to assume or reject an executory contract.
Further, Caesars Entertainment or any of its subsidiaries, as debtors, or upon its formation, Services, LLC, as a debtor, may seek bankruptcy court approval to assume material contracts, including among others, the CGP Management Services Agreement or other valuable license agreements under section 365 of the Bankruptcy Code and may also seek to assign such agreement to a third-party. A debtor may also seek to reject such contracts. If Caesars Entertainment or an applicable debtor subsidiary, or upon its formation, Services, LLC rejects the CGP Management Services Agreement or other license agreements, we may no longer have access to the operational support and management expertise provided by Caesars Entertainment and its subsidiaries, or upon its formation, Services, LLC, with the result that we may lack sufficient support to manage our operations, and may no longer be able to use certain licensed intellectual property, such as certain trademarks.
In addition, Caesars Entertainment, as a debtor, may attempt to reject the CGP Operating Agreement as an executory contract. This might affect our continued existence, and other corporate governance rights. It may also relieve Caesars Entertainment from performing its obligations under CGP LLC's limited liability company agreement, including honoring its obligations under the liquidation right and call right described under Item 13. Certain Relationships and Related Transactions, and Director Independence.
Claims of our stockholders and CGP LLC against Caesars Entertainment or its subsidiaries in a Caesars Entertainment bankruptcy might be equitably subordinated or disallowed.
Bankruptcy law allows the court to equitably subordinate claims to those of other creditors or equity holders based on inequitable conduct. A bankruptcy court may also recharacterize a claim for debt as equity, or not allow a claim for other reasons including on equitable grounds. Claims of insiders, including stockholders, are subject to heightened scrutiny and a court may find inequitable conduct in the form of overreaching or self-dealing transactions. If a claim is subordinated to those of other creditors or equity holders, or recharacterized as equity, the claim will likely receive no distribution from the bankruptcy estate unless the estate has enough assets to satisfy the non-subordinated creditors in full; a claim that is disallowed would not share in recoveries from the estate to the extent of such disallowance. The equitably subordinated or disallowed claim need not necessarily relate to the inequitable conduct. Therefore, a damages claim arising from the rejection of an executory contract may be subordinated or disallowed based on conduct wholly unrelated to the contractual relationship itself. Under these principles, should a court determine that they are triggered in a bankruptcy of Caesars Entertainment or its subsidiaries, claims of our stockholders and CGP LLC, including claims based on notes issued by Caesars Entertainment or CEOC or guarantees by Caesars Entertainment, may not share ratably with claims from other general unsecured creditors or may be disallowed.
The SEC's investigation of a retired Deloitte partner who was formerly the advisory partner on Deloitte's audit engagement for Caesars Entertainment could result in a determination that Deloitte was not independent of Caesars Entertainment, which could also affect Deloitte's independence as it relates to CAC and CGP LLC, which may adversely affect CAC's ability to comply with certain obligations imposed by federal securities law and certain debt agreements.
Deloitte & Touche LLP ("Deloitte") is the independent registered public accounting firm for both Caesars Entertainment and CAC and their audits report on the financial statements of CAC, CGP LLC and Predecessor Growth Partners, included within the annual report on Form 10-K and its exhibits. In April 2013, Deloitte advised Caesars Entertainment that a retired Deloitte partner who was formerly the advisory partner on Deloitte’s audit engagement for Caesars Entertainment during most of 2009 (a period not covered in this filing) is the subject of a formal investigation by the SEC. During 2009, this individual engaged in gaming activities at a Caesars Entertainment casino. Deloitte conducted a review of these gaming activities and this individual’s role as advisory partner and reported to the Audit Committee of Caesars Entertainment its conclusion that the individual’s activities did not at any time impair Deloitte's independence, because, among other considerations, these activities were not inconsistent with the SEC's independence rules and furthermore he had no substantive role in any audit or review concerning Caesars Entertainment. After Caesars Entertainment conducted its own independent review with the assistance of outside counsel, the Caesars Entertainment Audit Committee, in early May 2013, accepted Deloitte's report and concurred with Deloitte's conclusion that Deloitte's independence was and is not impaired.
If regulatory authorities were to determine that Deloitte was not independent of Caesars Entertainment and, as a result, CAC and CGP LLC, such determination may adversely affect Caesars Entertainment’s and CAC’s ability to comply with certain obligations imposed by federal securities laws and certain debt agreements, which would have a material adverse effect on CAC’s business and financial condition.
Risks Related to Caesars Growth Partners, LLC's Business
CGP LLC may not realize all of the anticipated benefits of current or potential future acquisitions.
On March 1, 2014, we entered into a definitive agreement whereby CGP LLC (or one or more of its designated direct or indirect subsidiaries) agreed to acquire from Caesars Entertainment certain of its properties and related assets as more fully described further in Part I, Item 1 — Asset Sale Transaction. The consummation of the Asset Sale Transaction is subject to certain closing conditions, including the receipt of gaming approvals, accuracy of representations and warranties, compliance with covenants and receipt of third-party consents. In addition, the consummation of the Asset Sale Transaction by CAC is subject to CAC's receipt of financing on satisfactory terms, and no reverse break-up fee applies. CGP LLC or CAC may be unable to obtain the necessary approvals or otherwise satisfy the conditions required to consummate the Asset Sale Transaction on a timely basis or at all. The conditions to the consummation of the Asset Sale Transaction could prevent or delay the completion of the Asset Sale Transaction or could result in the Asset Sale Transaction being consummated on terms which differ from those described elsewhere in this report. Further, there are incremental risks and uncertainties related to the Agreement and the Asset Sale Transaction contemplated thereunder, many of which are outside of our control, including the following:

•	the diversion of our management's attention from our ongoing business concerns:

•	the outcome of any legal proceedings that may be instituted against us and/or others relating to the Transactions; and

•	the amounts of the costs, fees, expenses and charges related to the Asset Sale Transaction, whether or not consummated.
CGP LLC's ability to realize the anticipated benefits of acquisitions, including, but not limited to the Asset Sale Transaction, will depend, in part, on its ability to integrate the businesses of such acquired companies with its business. The combination of two independent companies is a complex, costly and time consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected. The difficulties of combining the operations of two companies include, among others:

•	coordinating marketing functions;

•	undisclosed liabilities;

•	unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of purchasing, marketing and administration methods;

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	the diversion of management’s attention from ongoing business concerns;

•	coordinating geographically separate organizations; and

•	obtaining all necessary gaming regulatory approvals.
For instance, CIE has been highly reliant on its acquisition of Playtika Ltd. ("Playtika") and other companies, including Buffalo Studios, to generate revenues. CGP LLC may not realize the expected benefits of future CIE acquisitions, if any, and may not continue to realize the benefits of the Buffalo Studios acquisition, due to one or more of the difficulties listed above or other difficulties associated with the combination of the operations of two or more companies. If CGP LLC is unable to realize in whole or in part the benefits anticipated for any current or future acquisitions, it could have a material adverse effect on its, and therefore CGP LLC's, business, financial condition and operating results.
CGP LLC may require additional capital to support business growth, and this capital might not be available on acceptable terms or at all.
CGP LLC intends to continue to make significant investments to support its business growth and may require additional funds to respond to business challenges, including the need to consummate the Asset Sale Transaction, expand into new markets, develop new games and features or enhance CIE’s existing games, improve its operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, CAC and CGP LLC may need to engage in equity or debt financings to secure additional funds. If CAC raises additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing we or CGP LLC secure in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult to obtain additional capital and to pursue business opportunities, including potential acquisitions. CAC and CGP LLC are newly formed entities and may not be able to obtain additional financing on favorable terms, if at all. For instance, the lack of operating history and relationship with Caesars Entertainment may impede CGP LLC's ability to raise debt or equity financing on acceptable terms, if at all, and there can be no assurances that we could pursue a future offering of securities at an appropriate price to raise the necessary financing. If CAC and CGP LLC are unable to obtain adequate financing or financing on terms satisfactory to them when they require it, their ability to continue to support CGP LLC's business growth and to respond to business challenges could be significantly impaired, which could have a material adverse effect on CGP LLC's, business, financial condition and operating results.
CAC and CGP LLC do not have restrictions on their ability to raise debt and may highly leverage their capital structure, which could adversely affect CGP LLC's ability to pursue certain opportunities.
CAC and CGP LLC are newly formed companies without any restrictions on their ability to raise a significant amount of debt financing and/or alter their capital structures. Should CAC or CGP LLC significantly leverage themselves, CAC or CGP LLC will be subject to considerable interest payment expenses that could adversely affect our ability to obtain additional financing. Further, once CAC has a highly leveraged capital structure, CGP LLC may lose certain advantages it has against competitors that have similar capital structures that makes pursuing new, capital-intensive, opportunities more challenging.
Our historical financial information may not be a reliable indicator of our future results.
The historical financial information we have included in this Form 10-K has been prepared using assumptions and allocations that we believe are reasonable. However, such historical financial information does not necessarily reflect what our financial position, results of operations and cash flows would have been as a stand-alone entity separate from Caesars Entertainment during the periods presented. In addition, the historical information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future.
CGP LLC's business may be subject to seasonal fluctuations which could result in volatility or have an adverse effect on the market price of our Class A common stock.
CGP LLC's business may be subject to some degree of seasonality. For example, in the case of CIE, it may experience seasonality based on the playing habits of its players. As the growth of CIE's business stabilizes, the seasonal fluctuations may become more evident. In the case of Planet Hollywood, weather conditions may deter or prevent customers from reaching Planet Hollywood's facility or undertaking day trips. Such conditions would particularly affect customers who are traveling longer distances to visit Planet Hollywood. We believe the number of customer visits to Planet Hollywood will fluctuate based on the season, with winter months experiencing lower turnout. Seasonality may cause CIE and Planet Hollywood's working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. These factors, among other things, make forecasting more difficult and may adversely affect CIE and Planet Hollywood's ability to manage working capital and to predict financial results accurately, which could adversely affect the market price of our Class A common stock.
There may be a significant degree of difficulty in operating CGP LLC's businesses separately from Caesars Entertainment, and managing that process effectively could require a significant amount of management’s time.
The separation from Caesars Entertainment could cause an interruption of, or loss of momentum in, the operation of CGP LLC's businesses. Management may be required to devote considerable amounts of time to the separation, which will decrease the time they will have to manage their ordinary responsibilities. If management is not able to manage the separation effectively, or if any significant business activities are interrupted as a result of the separation, CGP LLC's businesses and operating results could suffer.
CGP LLC may be unable to achieve some or all of the benefits that it expects to achieve from the separation of its operations from Caesars Entertainment.
As a company with operations separate from Caesars Entertainment, we believe that CGP LLC will benefit from, among other things, allowing its businesses to better focus their financial and operational resources on their specific businesses and be better positioned to dedicate resources to pursue appropriate growth opportunities and execute strategic plans best suited to their business in an efficient manner. We believe the separation will allow the management of CIE and Planet Hollywood to design and implement corporate strategies and policies that are based primarily on the business characteristics and strategic decisions of their respective business, allowing them to more effectively respond to industry dynamics and allowing the creation of effective incentives for their management and employees that are more closely tied to their respective business performance. However, CGP LLC may not be able to achieve some or all of the benefits that we expect it to achieve as a company with operations separate from Caesars Entertainment in the time we expect, if at all.
We will be allocated taxable income from CGP LLC for U.S. federal income tax purposes regardless of whether we receive corresponding cash distributions from CGP LLC to pay our tax liability.
Because CGP LLC is a partnership for U.S. federal income tax purposes, we will be allocated taxable income from CGP LLC for U.S. federal income tax purposes for each fiscal year according to the terms of the CGP Operating Agreement. We will be required to pay U.S. federal income tax on such income at the current U.S. federal corporate income tax rate, regardless of whether CGP LLC makes corresponding cash distributions to us to pay our tax liability. The CGP Operating Agreement provides for quarterly cash tax distributions (other than in connection with a liquidation or certain partial liquidations) to be made to us and Caesars Entertainment, but there is no guarantee that such tax distributions (or other cash distributions from CGP LLC) will be sufficient for us to pay our tax liabilities.
There are no assurances that there will be future development opportunities for CGP LLC or that CGP LLC will obtain a development project other than the Maryland Joint Venture.
CGP LLC's ability to expand into new markets to pursue development opportunities depends on passage of legislation that legalizes gambling in new markets and Caesars Entertainment not exercising its right of first offer. Although in the past few years a number of states have passed legislation permitting the development of gaming facilities, there can be no assurances that such trend will continue, and it is possible that legislatures and public sentiment will turn against permitting the development of gaming facilities. Should the states pass no additional legislation for issuing licenses or permitting the development of gaming facilities, CGP LLC will be unable to pursue development opportunities in new markets. Moreover, even if new markets open up, there can be no assurances that Caesars Entertainment and/or CGP LLC will be successful in the bid process for any new development opportunities; therefore, there can be no assurances that CGP LLC will be able to enter those new markets. Further, there can be no assurances that Caesars Entertainment will not exercise its right of first refusal, thereby depriving CGP LLC of access to any potential development project. See Item 13. Certain Relationships and Related Transactions, and Director Independence.
The bonds of CEOC and other fixed rate securities we hold are sensitive to fluctuations in interest rates and would decrease in value if the interest rate increases.
As of December 31, 2013, CGP LLC holds approximately $1.1 billion in aggregate principal amount of the CEOC Notes with fixed rates of interest. Fixed rate securities are sensitive to fluctuations in market interest rates and if interest rates increase, the fixed rate securities held by CGP LLC will decrease in value. Currently, market interest rates have been at record low rates. Accordingly, an increase in market interest rates from current levels could cause the value of the fixed rate securities to decrease significantly.

CGP LLC and CAC are subject to extensive governmental regulation and taxation policies, the enforcement of which could adversely impact CGP LLC’s business, financial condition and results of operations.
CGP LLC and CAC are subject to extensive gaming regulations and political and regulatory uncertainty. Regulatory authorities in the jurisdictions where CGP LLC operates have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit the gaming or other licenses of CGP LLC's casino properties or developments, impose substantial fines and take other actions, any one of which could adversely impact CGP LLC's business, financial condition and results of operations. In addition, regulatory authorities in one or more jurisdictions may require CGP LLC or CAC to obtain new licenses in connection with the Transactions or due to future changes in regulation. For instance, the Missouri Gaming Commission is requiring that CAC obtain certain licenses after the closing of the Transactions even though CGP LLC does not operate in Missouri. The failure of CAC to obtain a license from the Missouri Gaming Commission could adversely impact Caesars Entertainment’s gaming license in Missouri. If other jurisdictions require CGP LLC or CAC to obtain new licenses in connection with the Transactions or due to future changes in regulation, and CGP LLC or CAC is unable to obtain those licenses, it could adversely impact CGP LLC's business, financial condition and results of operations.
As a result of CIE holding an online gaming license, its operations and activities are subject to various gaming laws and laws in Nevada. We also expect CIE to be subject to these or similar laws as CIE seeks licenses for online real money gaming in the United States. For example, CIE has obtained a license in Nevada as an "operator of an interactive gaming system" and obtained regulatory approval to launch online poker in Nevada in 2013 in a field trial mode with final approval of the product expected on March 20, 2014. In addition, CIE obtained a casino license in New Jersey in November 2013 to operate internet gaming in New Jersey. Among these laws are various "suitability" requirements which could limit CIE's ability to conduct business with certain third parties, make certain acquisitions and otherwise freely conduct its business. The results of such restrictions could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
Furthermore, because we are subject to regulation in each jurisdiction in which we operate, and because regulatory agencies within each jurisdiction review our compliance with gaming laws in other jurisdictions, it is possible that gaming compliance issues in one jurisdiction may lead to reviews and compliance issues in other jurisdictions. For example, recent events in connection with our role with the proposed development of a casino gaming facility by Sterling Suffolk Racecourse, LLC (“Sterling Suffolk”), owner of Suffolk Downs racecourse in East Boston, Massachusetts, have resulted in reviews in several other jurisdictions arising out of a report issued to the Massachusetts Gaming Commission from the Director of the Investigations and Enforcement Bureau for the Massachusetts Gaming Commission (the “Bureau”) in October 2013. That report raised certain issues for consideration when evaluating our suitability as a qualifier in Massachusetts and made a recommendation that we had not met our burden by clear and convincing evidence to establish our suitability. Although we strongly disagree with the director’s recommendation, we withdrew our application as a qualifier in Massachusetts at the request of Sterling Suffolk. Neither we nor our affiliates were found unsuitable by any licensing authority, but other gaming regulatory agencies have asked for information about the issues raised in the report from the Bureau, and we are in the process of providing that information. We cannot assure you that existing or future jurisdictions would not raise similar questions with respect to our suitability arising out of the Bureau’s report, or with respect to matters that may arise in the future, and we cannot assure you that such issues will not adversely affect us or our financial condition.
From time to time, individual jurisdictions have also considered legislation or referendums, such as bans on smoking in casinos and other entertainment and dining facilities, which could adversely impact the operations of CGP LLC's casino property. For example, Maryland law prohibits smoking at the Horseshoe Baltimore. The likelihood or outcome of similar legislation in such jurisdictions and referendums in the future cannot be predicted, though any smoking ban would be expected to negatively impact CGP LLC's financial performance.
The casino entertainment industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of such laws, including increases in tax rates, which would affect the industry. If adopted, such changes could adversely impact CGP LLC's business, financial condition and results of operations.
Acts of terrorism, natural disasters, severe weather and political, economic and military conditions may impede CGP LLC's ability to operate or harm its financial results.
Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. For example, a substantial number of the customers of Planet Hollywood use air travel. As a result of terrorist acts, domestic and international travel was severely disrupted, which resulted in a decrease in customer visits to Las Vegas. We cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, security alerts or war, uprisings, or hostilities in places such as Iraq and Afghanistan, or other countries throughout the world, will continue to directly or indirectly impact CGP LLC's business and operating results. In addition, severe or inclement weather affecting the ability of Planet Hollywood's customers to travel can have a negative impact on its results of operations.

Political, economic and military conditions may directly affect CGP LLC's business by impeding its operations or player demand. In particular, a significant portion of the operations and personnel of Playtika, a subsidiary of CIE and the operator of Slotomania, are located in Israel, a country located in a particularly volatile region. CIE also has approximately 300 employees in Ukraine, a country currently facing political unrest. Any hostilities, or any future armed conflicts, political or economic instability or violence in the Middle East or further disruptions in Ukraine could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
Any violation of the Foreign Corrupt Practices Act or other similar laws and regulations could have a negative impact on us.
CGP LLC is subject to risks associated with doing business outside of the United States, which exposes CGP LLC to complex foreign and U.S. regulations inherent in engaging in a cross-border business and in each of the countries in which CGP LLC and its businesses transacts business. CGP LLC is subject to requirements imposed by the FCPA and other anti-corruption laws that generally prohibit U.S. companies and their affiliates from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the Foreign Corrupt Practices Act ("FCPA") and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Policies and procedures and employee training and compliance programs that CGP LLC has implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law. If the employees, contractors or agents of Caesars Entertainment, Planet Hollywood, Horseshoe Baltimore and CIE fail to comply with applicable laws or company policies governing its international operations, CGP LLC may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that we have violated any anti-corruption laws could have a material adverse effect on CGP LLC's financial condition. Compliance with international and U.S. laws and regulations that apply to CGP LLC's international operations increase CGP LLC's cost of doing business in foreign jurisdictions. CGP LLC and its businesses also deal with significant amounts of cash in its operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws ("AML") or regulations, on which in recent years, governmental authorities have been increasingly focused, with a particular focus on the gaming industry, by any of our resorts could have a negative effect on our results of operations. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. On October 11, 2013, a subsidiary of Caesars Entertainment received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury ("FinCEN"), stating that FinCEN is investigating Desert Palace, Inc. (the owner of Caesars Palace) for alleged violations of the Bank Secrecy Act ("BSA") based on a BSA examination of Caesars Palace previously conducted by the Internal Revenue Service to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Additionally, Caesars Entertainment has been informed that a federal grand jury investigation related to these matters is on-going. We intend to cooperate fully with both the FinCEN and grand jury investigations. Based on proceedings to date, we are currently unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.
Risks Related to CGP LLC’s Interactive Entertainment Business
One game has historically generated the majority of CIE's revenue, and CIE must continue to launch and enhance games that attract and retain a significant number of players in order to grow its revenue and sustain its competitive position.
Historically, CIE has depended on one game for the majority of its revenue and we expect that this dependency will likely continue for the foreseeable future. Specifically, Slotomania accounted for 64% of CIE's social and mobile online game revenue for 2013 and 61% of CIE's total revenue for 2013. CIE's growth depends on its ability to increase interest in its key established game, Slotomania, by continually enhancing the game. Additionally, CIE must launch new games that achieve significant popularity. Each of CIE's games requires significant engineering, marketing and other resources to develop, launch and sustain via regular upgrades and expansions, and such costs on average have increased and are likely to continue to increase in the future. CIE's ability to successfully launch, sustain and expand games and attract and retain players largely depends on its ability to:

•	anticipate and effectively respond to changing player interests and preferences;

•	anticipate and respond to changes in the competitive landscape, including any future legalization of online real money gaming in the United States and other jurisdictions;

•	attract, retain and motivate talented game designers, product managers and engineers;

•	develop, sustain and expand games that are fun, interesting and compelling to play;

•	effectively market new games and enhancements to CIE's existing players and new players;

•	minimize launch delays and cost overruns on new games and game expansions;

•	minimize downtime and other technical difficulties; and

•	acquire high quality assets, personnel and companies.
It is difficult to consistently anticipate player demand on a large scale, particularly as CIE develops new games in new markets, including international markets and mobile platforms. If CIE does not successfully launch and sustain games that attract and retain a significant number of players and extend the life of CIE's existing games, it could have a material adverse effect on CIE's, therefore CGP LLC's, business, financial condition and operating results.
If CIE's top game, Slotomania, does not maintain its popularity, CIE’s results of operations could be harmed.
In addition to creating new games that are attractive to a significant number of players, CIE must extend the life of its existing games, in particular its most successful game, Slotomania. For a game to remain popular, CIE must routinely enhance, expand and/or upgrade the game with new features and content that players find attractive. Such enhancement requires the investment of significant resources, integration into new platforms, introduction of new languages, expansion into new jurisdictions and often presents new marketing and other challenges. CIE may not be able to successfully enhance, expand or upgrade CIE's current library of games. Any decrease in the popularity of CIE's social and mobile games, or any other adverse developments relating to CIE's most popular game, Slotomania, could have a material adverse effect on its, and therefore CGP LLC's, business, financial condition and operating results.
CIE relies on a small portion of its total players for nearly all of its revenue from social and mobile games and if CIE fails to grow or sustain its player base, its results of operations could be adversely affected.
Consistent with the social and mobile games business model, only a small portion of CIE’s social and mobile games players pay for virtual goods. During 2013, CIE’s social and mobile games business had approximately 203 thousand average Monthly Unique Payers, or 1.4% of the total number of CIE's average Monthly Unique Users on its social and mobile platforms. In order to sustain and increase CIE's revenue levels, CIE must attract, retain and increase the number of players that are payers. To retain players, CIE must devote significant resources so that the games they play retain their interest and attract them to CIE's other games. If CIE fails to grow or sustain its player base, or if the rates at which CIE attracts and retain players declines or if the average amount of revenue CIE receives from its players declines, it could have a material adverse effect on CIE's, therefore CGP LLC's, business, financial condition and operating results.
The social and mobile games industry is rapidly growing and changing, which makes it difficult to evaluate CIE's business and prospects.
Social and mobile games, from which CGP LLC and Predecessor Growth Partners derived 95.6% of the revenue for the Interactive Entertainment business for 2013, is a rapidly growing and evolving industry. The growth of the industries and the level of demand and market acceptance of CIE's games are subject to a high degree of uncertainty. CIE's future operating results will depend on numerous factors affecting the social and mobile games industry, many of which are beyond CIE's control, including, among others:

•	the occurrence and manner of legalization of online real money gaming in the United States beyond Nevada, Delaware and New Jersey;

•	continued worldwide growth in the adoption and use of Facebook, other social networks and mobile platforms;

•	changing rules and requirements on social networks, like Facebook and mobile platforms, like Android and Apple iOS;

•	changes in consumer demographics and public tastes and preferences;

•	changing laws and regulations affecting social and mobile games;

•	the availability and popularity of other forms of entertainment;

•	the worldwide growth of personal computer, broadband Internet and mobile device users, and the rate of any such growth; and

•	general economic conditions, particularly economic conditions adversely affecting discretionary consumer spending.
CIE's ability to plan for game development, distribution and promotional activities will be significantly affected by its ability to anticipate and adapt to relatively rapid changes in the tastes and preferences of its current and potential players. New and different types of entertainment may increase in popularity at the expense of social and mobile games. A decline in the popularity of social or mobile games in general, or CIE's games in particular, could have a material adverse effect on its, and therefore CGP LLC's, business, financial condition and operating results.

CIE has a new business model and a short operating history, which makes it difficult to evaluate its prospects and future financial results and may increase the risk that it will not be successful.
CIE's business was formed in May 2009, and CIE's business changed significantly with the acquisition of Playtika in 2011. Consequently, CIE has a short operating history and a new business model, both of which make it difficult to effectively assess its future prospects. Today, CIE’s business model is largely based on offering games that are free to play on social and mobile platforms, regulated online real money gaming in the UK and its WSOP sponsorship and licensing businesses. However, we expect CIE's business model to evolve as other states legalize online poker or online gambling. Moreover, to date, CIE's social and mobile games business only earns revenue from a small portion of its players. In addition, CIE's experience in the complex business of online real money gaming is limited. CIE's future prospects are particularly difficult to assess because it has derived the majority of its historical revenue from its acquisition of Playtika in 2011. You should consider CIE's business and prospects in light of the challenges it faces, any one, or the combination, of which could have material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
The low barriers to entry and intense competition that characterizes the social and mobile games industry could have an adverse effect on CIE's, and therefore CGP LLC's, business financial condition and results of operations.
The social and mobile games industry has low barriers to entry and we expect more companies to enter the sector and a wider range of social and mobile games to be introduced. The industry is also highly competitive. CIE's competitors that develop social and mobile games vary in size and include publicly traded companies such as Zynga Inc. ("Zynga"), Glu Mobile, International Game Technology ("IGT') and Electronic Arts and privately held companies such as Midasplayer.com Limited (operators of King.com). In addition, online game developers and distributors who are primarily focused on specific international markets, such as Tencent Holdings Limited in Asia, and high-profile companies with significant online presences that to date have not developed social and mobile games, such as Amazon.com, Inc., Apple Inc., Facebook, Google Inc. ("Google"), Microsoft and Yahoo! Inc., may decide to develop social and mobile games in the future. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own highly recognized brands and assets into their games, have a more diversified set of revenue sources than CIE currently does and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact the social and mobile games industry. As CIE continues to devote significant resources to developing games for social and mobile platforms, CIE will face significant competition from established companies that may have far greater experience than CIE, including Zynga and Electronic Arts. Moreover, there exists in the social and mobile games industry a significant "first mover" advantage. CIE's ability to compete effectively in respect to a particular style of game may be premised on introducing a game in that style before CIE's competitors. We cannot assure you that CIE will be able to continue to compete effectively or that CIE will be capable of maintaining or further increasing its current market share. CIE's failure to compete successfully in its various markets could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and results of operations.
If CIE fails to effectively manage its growth, CIE's, and therefore CGP LLC's, business and operating results could be harmed.
CIE continues to experience rapid growth in its headcount and operations, which will continue to place significant demands on its management and operational, financial and technological infrastructure. As of December 31, 2013, approximately 56% of CIE's employees had been with CIE for less than one year and approximately 88% for less than two years. Moreover, a number of the individuals CIE relies on for its operations are consultants, not full-time employees on CIE's payroll. As CIE continues to grow, it must expend significant resources to identify, hire, integrate, develop and motivate a large number of qualified employees. If CIE fails to effectively manage its hiring needs and successfully integrate its new hires, CIE's ability to continue launching new games and enhance existing games could suffer.
To effectively manage the growth of CIE's business and operations, it will need to continue spending significant resources to improve its technology infrastructure, its operational, financial and management controls, and its reporting systems and procedures by, among other things:

•	monitoring and updating CIE's technology infrastructure to maintain high performance and minimize down time;

•	enhancing information and communication systems to ensure that CIE's employees and offices around the world are well-coordinated and can effectively communicate with each other; and

•	appropriately documenting CIE's information technology systems and business processes.
If CIE fails to successfully do these things, it could have a material adverse effect on its, and therefore CGP LLC's, business, financial condition and operating results.

CIE's growth prospects will suffer if it is unable to develop successful games for new and emerging platforms.
We expect CIE to devote substantial resources to the development of its social online and mobile games on new and emerging platforms, and its limited experience makes it difficult to know whether CIE will succeed in developing such games that appeal to players or advertisers on such new and emerging platforms. The uncertainties CIE faces include:

•	its experience in developing social games for use primarily on Facebook and Apple iOS may not be relevant for developing games for new and emerging platforms;

•	many new and emerging platforms are located in countries where CIE has no or limited operating experience;

•	new and emerging platforms may require different technological requirements to adapt CIE's games than its current platforms, which may require significant expense;

•	CIE has limited experience working with wireless carriers, new and emerging platform providers and other partners whose cooperation CIE may need in order to be successful; and

•
CIE will need to move beyond payment methods provided by social networks and successfully allow for a variety of payment methods and systems based on new mobile platforms, geographies and other factors.

These and other uncertainties make it difficult to know whether CIE will succeed in developing commercially viable games for new and emerging social and mobile platforms. If CIE does not succeed in doing so, it could have a material adverse effect on its, therefore CGP LLC's, business, financial condition and operating results.
If CIE is unable to maintain a good relationship with Facebook, Apple and/or Google, or if Facebook, Apple or Google were to change their respective terms of service in ways unfavorable to CIE, CIE's business may suffer.
Facebook, Apple iOS and Android are significant distribution, marketing, promotion and payment platforms for CIE's games. In 2013, CIE generated approximately 97% of its social and mobile games revenue and 88% of its social and mobile games users through the Facebook, Apple iOS and Android platforms and we expect CIE to continue to do so for the foreseeable future. CIE is subject to Facebook's, Apple's and Google's respective standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on the Facebook, Apple iOS and Android platforms.
CIE has benefited from Facebook's, Apple's and Google's strong brand recognition and large user bases. If Facebook, Apple iOS and/or Google loses its market position or otherwise falls out of favor with Internet users, CIE would need to identify alternative channels for marketing, promoting and distributing CIE's social and mobile games, which would consume substantial resources and may not be effective. In addition, Facebook, Apple and Google each have broad discretion to change their respective terms of service and other policies, without CIE's consent and without notice, with respect to CIE and other developers, and those changes may be unfavorable to CIE. Facebook, Apple and/or Google may also change their respective fee structures, add fees associated with access to and use of the Facebook, Apple iOS and Android platforms, change how the personal information of their respective users is made available to application developers on the Facebook, Apple iOS or Android platforms, restrict how Facebook, Apple iOS or Android users can share information with friends on their respective platforms, restrict or discontinue access for consumers from certain countries, discontinue or limit access to their respective platforms by CIE and other game developers or develop their own competitive offerings. If any of these events were to materialize, it could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
The loss of the services of key personnel at CIE could have a material adverse effect on its business.
The leadership of CIE's chief executive officer, Mitch Garber, and other executive officers has been a critical element of its success. The death or disability of Mitch Garber or other extended or permanent loss of his services, or any negative market or industry perception with respect to him or arising from his loss, could have a material adverse effect on CIE's, therefore CGP LLC’s, business. CIE's other executive officers and other members of senior management, including Robert Antokol, co-founder of Playtika, have substantial experience and expertise in the social and mobile games industry and have made significant contributions to CIE's growth and success. The unexpected loss of services of one or more of these individuals could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results. CIE is not protected by key man or similar life insurance covering members of its senior management. CIE has employment agreements with certain of its executive officers, but these agreements do not guarantee that any given executive will remain with CIE.
If CIE is unable to attract, retain and motivate employees, it may not be able to compete effectively and may not be able to successfully expand its businesses.
CIE's success and ability to grow are dependent, in part, on its ability to hire, retain and motivate sufficient numbers of talented people, with the increasingly diverse skills needed to serve and expand its business. Such employees, particularly game designers, product managers and engineers, are in high demand, and CIE devotes significant resources to identifying, hiring, training, integrating and retaining these employees. These efforts place significant demands on CIE's resources. Historically, CIE has hired a number of key personnel through strategic acquisitions, such as our acquisition of Playtika, and as competition with other social and mobile games companies increases, CIE may incur significant expenses in continuing this practice. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of CIE's employees could have a material adverse effect on CIE's, therefore CGP LLC’s, business, financial condition and operating results.
Expansion into international markets is important for CIE's growth, and as CIE expands internationally it faces additional business, political, regulatory, operational, financial and economic risks, any of which could increase its costs and hinder its growth.
Continuing to expand CIE's business to attract players in countries other than the United States is a critical element of CIE's business strategy. An important part of targeting international markets is developing offerings that have localized content and are customized for the players in those markets. We expect to continue to devote significant resources to international expansion through acquisitions, the establishment of additional offices and development studios, and increasing CIE's foreign language strategic offerings. CIE's ability to expand its business and to attract talented employees and players in an increasing number of international markets requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Expanding CIE's international focus may subject it to risks that it has not faced before or increase risks that CIE currently faces, including risks associated with:

•	recruiting and retaining talented and capable management and employees in foreign countries;

•	challenges caused by distance, language and cultural differences;

•	developing and customizing games and other offerings that appeal to the tastes and preferences of players in international markets;

•	competition from local game makers with significant market share in those markets and with a better understanding of local player preferences;

•	protecting and enforcing CIE's intellectual property rights;

•	negotiating agreements with local distribution platforms that are economically beneficial to CIE and protective of its rights;

•	the inability to extend proprietary rights in CIE's brand, content or technology into new jurisdictions;

•	implementing alternative payment methods for virtual goods in a manner that complies with local laws and practices and protects CIE from fraud;

•	compliance with applicable foreign laws and regulations, including privacy laws and laws relating to content;

•	compliance with anti-bribery laws, including, without limitation, compliance with the FCPA;

•	credit risk and higher levels of payment fraud;

•	currency exchange rate fluctuations;

•	protectionist laws and business practices that favor local businesses in some countries;

•	foreign tax consequences, including the requirement to pay value added tax, or VAT, in certain jurisdictions;

•	foreign exchange controls or U.S. tax restrictions that might restrict or prevent CIE from repatriating income earned in countries outside the United States; and

•	political, economic and social instability.
Entering new international markets can be expensive, CIE's ability to successfully gain market acceptance in any particular market is uncertain and the distraction of CIE's senior management team could mean that it is unable to capitalize on other strategic opportunities. If CIE is unable to successfully expand into new international markets, it could have a material adverse effect on CIE's, therefore CGP LLC's, business, financial condition and operating results.
The value of CIE's virtual goods is highly dependent on how CIE manages the economies in its games. If CIE fails to manage its game economies properly, its business may suffer.
Players from whom CIE derives revenue purchase virtual goods in CIE's games because of the perceived value of these goods, which is dependent on the relative ease of securing an equivalent good via non-paid means within the game. The perceived value of these virtual goods can be impacted by various actions that CIE takes in the games, including offering discounts for virtual goods, giving away virtual goods in promotions or providing easier non-paid means to secure these goods. If CIE fails to manage its virtual economies properly, players may be less likely to purchase virtual goods, which could have a material adverse effect on its, and therefore CGP LLC's business, financial condition and operating results.
The proliferation of hacking, security breaches, computer malware, "cheating" programs and scam offers that seek to exploit CIE's games and players affects the game-playing experience and may lead players to stop playing CIE's games.
Security breaches, computer malware and computer hacking attacks have become more prevalent in CIE's industry and may occur on its systems in the future. Because of CIE’s prominence in the social and mobile game industry, CIE's affiliation with one of the largest gaming entertainment companies in the world, and because of the prominence of the brands CIE uses in its businesses, including Caesars, WSOP, Slotomania and Bingo Blitz, we believe CIE is a particularly attractive target for hackers. Though it is difficult to determine what harm may exactly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of CIE's network infrastructure to the satisfaction of its players may harm CIE's reputation and its ability to retain existing players and attract new players. CIE is particularly exposed to these risks in its online real money gaming business where players place an especially high value on the proper functioning of CIE's games. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could have a material adverse effect on CIE's, and therefore CGP LLC's business, financial condition and operating results.
Unrelated third parties have developed, and may continue to develop, "cheating" programs and activities that enable players to exploit CIE's games, play them in an automated way or obtain unfair advantages over other players who do play fairly, including through the unauthorized sale of CIE’s virtual goods. These programs and activities harm the experience of players who play fairly and may disrupt the real money operations and virtual economies of CIE's games. CIE devotes significant resources to discover and disable these programs and activities, but if CIE is unable to do so quickly its operations may be disrupted, its reputation damaged and players may stop playing its games. This may lead to lost revenue from paying players, increased cost of developing technological measures to combat these programs and activities, legal claims relating to the diminution in value of CIE's real money gaming credits, virtual currency and increased customer service costs needed to respond to dissatisfied players.
CIE is subject to payment-related risks, such as risk of fraudulent use of credit or debit cards, which could have adverse effects on CIE's business or results of operations due to unusually large or frequent chargebacks from customers.
CIE accepts payments using a variety of methods, including PayPal, credit and debit cards. As CIE continues to introduce new payment options to its players, CIE may be subject to additional regulatory and compliance requirements. CIE also may be subject to the risk of fraudulent use of credit or debit cards, or other payment options. For certain payment methods, including credit and debit cards, CIE pays interchange and other fees, which may increase over time and, therefore, raise operating costs and reduce profitability. CIE relies on third parties to provide payment processing services and it could disrupt CIE’s business if these companies become unwilling or unable to provide these services to CIE. CIE is also subject to rules and requirements governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for CIE to comply. If CIE fails to comply with these rules or requirements, CIE may be subject to fines and higher transaction fees and lose its ability to accept PayPal, credit card, debit card, or other payments from consumers which could have a material adverse effect on its, and therefore CGP LLC's business, financial condition and operating results. In addition, depending on the merchant category code assigned to CIE by the credit card associations, especially for its online real money gaming business, CIE may be subject to a higher percentage of declined transactions which could reduce the amount of money deposited.
Chargebacks occur when customers seek to void credit card or other payment transactions. Cardholders are intended to be able to reverse card transactions only if there has been unauthorized use of the card or the services contracted for have not been provided. In CIE’s business, players occasionally seek to reverse their online real money gaming losses or purchases of virtual goods through chargebacks. Although CIE places great emphasis on control procedures to protect from chargebacks, these control procedures may not be sufficient to protect CIE from adverse effects on its business or results of operations due to unusually large or frequent chargebacks.
Programming errors or flaws in CIE's social and mobile games, or on its regulated online real money gaming websites, could harm CIE's reputation or decrease market acceptance of CIE's games, which could have a material adverse effect on its, and therefore CGP LLC's, business, financial condition and operating results.
CIE’s social and mobile games, and its regulated online real money gaming websites, may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after their launch, particularly as CIE launches new games and rapidly releases new features to existing games under tight time constraints. We believe that if CIE's players have a negative experience with its games, they may be less inclined to continue or resume playing CIE's games or recommend its games to other potential players. Undetected programming errors, game defects and data corruption can disrupt CIE's operations, adversely affect the game experience of CIE's players by allowing players to gain unfair advantage, harm CIE’s reputation, cause

CIE's players to stop playing its games, divert CIE's resources and delay market acceptance of CIE's games, any of which could have a material adverse effect on its, and therefore CGP LLC's, business, financial condition and operating results.
Companies and governmental agencies may restrict access to Facebook, CIE's websites or the Internet generally, which could lead to the loss or slower growth of CIE's player base.
CIE's online players need to access the Internet to play CIE's games. Companies and governmental agencies could block access to the Internet generally or the particular platform on which a player wishes to play CIE's games (e.g., Facebook) for a number of reasons such as security or confidentiality concerns or regulatory reasons, or they may adopt policies that prohibit employees from accessing Facebook, CIE's website, CIE's online gaming websites or other social platforms for work related efficiency reasons. For example, the government of the People’s Republic of China has blocked access to Facebook in China and, according to an article in The Wall Street Journal, Proctor & Gamble recently implemented a policy restricting employee access to a number of popular entertainment websites. If companies or governmental entities block or limit access to Facebook, CIE's website, CIE's online gaming websites or otherwise adopt policies restricting players from playing CIE's games, it could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
Evolving regulations concerning data privacy may result in increased regulation and different industry standards, which could prevent CIE from providing its current games to its players or require CIE to modify its games, thereby harming its business.
The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet and mobile platforms have recently come under increased public scrutiny. The U.S. government, including the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In addition, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with users in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices.
CIE's business, including its ability to operate and expand internationally, could be adversely affected if laws or regulations are adopted, interpreted or implemented in a manner that is inconsistent with CIE's current business practices and that require changes to these practices, the design of CIE's website, games, features or its privacy policy. In particular, the success of CIE's business has been, and we expect will continue to be, driven by CIE's ability to responsibly use the data that CIE's players share with it. Therefore, CIE's business could be harmed by any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of data CIE's players choose to share with it, or regarding the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require CIE to modify its games and features, possibly in a material manner, and may limit CIE's ability to develop new games and features that make use of the data that CIE's players voluntarily share with it.
CIE's business is subject to a variety of other U.S. and foreign laws, many of which are unsettled and still developing and which could subject CIE to claims or otherwise harm its business.
It is possible that a number of laws and regulations may be adopted or construed to apply to CIE in the United States and elsewhere that could restrict the social and mobile industry, including player privacy, advertising, taxation, content suitability, copyright, distribution and antitrust. For example, certain jurisdictions in the United States and elsewhere may deem CIE's social and mobile games to be gambling or marketing gambling to underage persons and therefore in violation of the laws of such jurisdictions. Furthermore, the growth and development of electronic commerce and virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as CIE conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of CIE's industry will increase and that CIE will be required to devote legal and other resources to address such regulation. For example, existing laws or new laws regarding the regulation of currency and banking institutions may be interpreted to cover real money gaming credits, virtual currency or virtual goods. If that were to occur CIE may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on CIE meeting certain capital and other requirements and CIE may be subject to additional regulation and oversight, all of which could significantly increase CIE’s operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding these activities may lessen the growth of social or mobile games or online real money gaming services and impair CIE's, and therefore CGP LLC's, business, financial condition, and operating results.
Any failure to protect CIE's trademarks or other intellectual property could have a negative impact on the value of CIE's brand names and adversely affect its business.
The development of intellectual property is part of CIE’s overall business strategy and CIE regards its intellectual property to be an important element of its success. For example, CIE owns and manages the WSOP tournaments and circuit, and

CIE licenses or sublicenses trademarks for a variety of products and businesses related to this brand. CIE also owns the Slotomania brand. CIE seeks to establish and maintain its proprietary rights in its business operations and technology through the use of patents, copyrights, trademarks and trade secret laws. CIE files applications for and obtains copyrights and trademarks in the United States and in foreign countries where CIE believes filing for such protection is appropriate. CIE also seeks to maintain its trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. Despite CIE's efforts to protect its proprietary rights, parties may infringe its copyrights and trademarks and use information that CIE regards as proprietary and CIE’s rights may be invalidated or unenforceable. In addition, parties may challenge CIE's copyright or trademark applications in the United States or other jurisdictions. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Monitoring the unauthorized use of CIE's intellectual property is difficult. Litigation may be necessary to enforce CIE's intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of CIE's resources. The unauthorized use or reproduction of CIE's trademarks could diminish the value of its brand and its market acceptance, competitive advantages or goodwill, which could have a material adverse effect on CIE's, therefore CGP LLC's, business, financial condition and operating results.
In the future, it is possible that CIE will face allegations that it has infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including from its competitors, non-practicing entities and former employers of its personnel. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict. As the result of any court judgment or settlement, CIE may be obligated to cancel the launch of a new game, stop offering certain features, pay royalties or significant settlement costs, purchase licenses or modify its games and features while it develops substitutes.
The Leahy-Smith America Invents Act (the "Leahy-Smith Act"), was adopted in September 2011. The Leahy-Smith Act includes a number of significant changes to United States patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent and Trademark Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act did not become effective until up to 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of CIE's business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of CIE's patent applications and the enforcement or defense of its issued patents, all of which could harm its business.
CIE's business strategy is premised, in part, on the legalization of online real money gaming in the United States and its ability to predict and capitalize on any such legalization.
In the last few years, California, Florida, Mississippi, Hawaii, Massachusetts, Iowa, Illinois, Washington D.C. and the Federal government have considered legislation that would legalize online real money gaming. To date, only Nevada, Delaware and New Jersey have enacted such legislation. If a large number of additional states or the Federal government fail to enact online real money gaming legislation or CIE is unable to obtain the necessary licenses to operate online real money gaming websites in United States jurisdictions where such games are legalized, CIE's future growth could be materially impaired as CIE would be limited to offering online real money gaming to players in jurisdictions outside the United States where legal. In addition, states or the Federal government may legalize online real money gaming in a manner that is unfavorable to CIE. For example, several states and the Federal government are considering draft laws that require online casinos to also have a license to operate a brick-and-mortar casino, either directly or indirectly through an affiliate. If, like Nevada and New Jersey, U.S. jurisdictions enact legislation legalizing real money casino gaming subject to this brick-and-mortar requirement, CIE may be unable to offer online real money gaming in such jurisdictions if CIE is unable to establish an affiliation with a brick-and-mortar casino in such jurisdiction. If, however, legislation is enacted legalizing real money casino gaming without this requirement, CIE would lose its advantage over some of its potential competitors that do not have an affiliate with a brick-and-mortar casino operation. The loss of this or other similar advantages CIE receives as an affiliate of Caesars Entertainment could materially impair its ability to grow its online real money gaming business in the future.
There also exists in the online real money gaming industry a significant "first mover" advantage. CIE's ability to compete effectively in respect of a particular style of online real money gaming in the United States may be premised on introducing a style of gaming before its competitors. CIE's failure to do so could materially impair its ability to grow its online real money gaming business in the future.
In addition to the risk that online real money gaming will be legalized in a manner unfavorable to CIE, CIE may fail to accurately predict when online real money gaming will be legalized in significant jurisdictions. The legislative process in each U.S. state and at the Federal level is unique and capable of rapid, often unpredictable change. If CIE fails to accurately forecast when and how, if at all, online real money gaming will be legalized in additional U.S. jurisdictions, such failure could impair CIE's readiness to introduce online real money gaming offerings in such jurisdictions, which could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.

Nevada, Delaware and New Jersey are the only U.S. jurisdictions that have affirmatively legalized online real money gaming and are small jurisdictions that may not yield significant revenue.
Nevada, Delaware and New Jersey are the only U.S. jurisdictions that have enacted legislation legalizing online real money gaming. Both Nevada and Delaware are relatively small jurisdictions in terms of population compared to the rest of the United States and there may be significant competition for online real money gaming in these jurisdictions, and as a result, CIE may not be able to obtain a significant amount of revenue in these jurisdictions.
Individuals may seek to participate in online real money gaming in jurisdictions where it is illegal. If CIE is unsuccessful in blocking such individuals, CIE may suffer legal penalties or an impairment of its ability to offer online real money gaming in general.
Individuals in jurisdictions in which online real money gaming is illegal may nonetheless seek to engage CIE's online real money gaming offerings. While CIE will take steps to block access by individuals in such jurisdictions, those steps may be unsuccessful. In the event that individuals in jurisdictions in which online real money gaming is illegal engage CIE's online real money gaming offerings, CIE may be subject to criminal sanctions, regulatory penalties, the loss of existing or future licenses necessary to offer online real money gaming or other legal liabilities, any one of which could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results. For example, gambling laws and regulations in many jurisdictions require gaming industry participants to maintain strict compliance with various laws and regulations. If CIE is unsuccessful in blocking access to its online real money gaming offerings by individuals in a jurisdiction where such offerings are illegal, CIE could lose or be prevented from obtaining a license necessary to offer online real money gaming in a jurisdiction in which such offerings are legal and CGP LLC's other gaming licenses may be materially impacted.
Social and mobile games may become subject to regulation or prohibition in certain jurisdictions, which could increase CIE's compliance costs or limit the number of jurisdictions in which CIE is able to offer social and mobile games.
Certain jurisdictions may seek to regulate social and mobile games. For example, the UK Gambling Commission publicly indicated that it will consider whether to regulate social and mobile games in the future after considering the issues of consumer protection. Under recent proposed legislation in Australia,  certain online social games with a paid-for element would fall under the Interactive Gambling Act, and by being considered gambling would be at risk of outright ban. Thus far, in considering whether regulation or restriction is necessary, most jurisdictions have been interested in understanding the games and whether they constitute gambling under their laws or otherwise require regulation to protect the consumer. If the UK, Australia, or another jurisdiction important to CIE's social and mobile games business regulates or restricts the business, it could have material impacts on how we market our product, on the cost of associated with  compliance with such regulation or, depending on the nature of the regulation, CIE could be prohibited from providing social and mobile games, all of which could have material adverse impacts  on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
CIE is dependent on a small number of third parties for its online real money gaming platforms.
CIE contracts with a small number of third-party partners to develop, launch, maintain and operate its software platforms for online real money gaming, including its relationship with 888 and Amaya. In addition, CIE enters into license agreements and pays license fees for certain intellectual property rights for the development, launch, maintenance and operation of CIE's real money gaming services. If, in the future, these third parties choose not to provide such services or licenses to CIE on terms acceptable to it, CIE will have to seek alternative means of securing comparable services or licenses, which may be on terms that are not as favorable as the current terms. With respect to CIE's platforms for online real money gaming, the termination of these services or licenses by any of these third parties could delay the launch of CIE's real money online poker operations in the United States if such operations are legalized. For example, if CIE's agreement with 888 related to online gaming services in the United States were to be breached, CIE would not be able to offer online poker in Nevada and/or New Jersey. The occurrence of such events could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
Recent changes in U.S. tax laws, the enactment of future legislation implementing changes in the U.S. taxation of international business activities, a change in the application of the tax laws of various jurisdictions or the adoption of other tax reform policies could materially impact CIE's financial position and results of operations.
Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of CIE’s foreign earnings. The Obama administration has made public statements indicating that it has made international tax reform a priority, and key members of the U.S. Congress have conducted hearings and proposed legislation in the past that addresses several international tax issues. Due to the large and expanding scale of CIE's international business activities, any changes in the U.S. taxation of such activities may increase CIE's worldwide effective tax rate and harm CIE's, and therefore CGP LLC's, financial position and results of operations. Additionally, any increase or changes in taxes in other countries where CIE has significant operations, such as Israel, could harm CIE's, and therefore CGP LLC's, financial position and results of operations.
Moreover, CIE's corporate structure and intercompany arrangements, including the manner in which CIE develops and uses its intellectual property and the transfer pricing of its intercompany transactions, are intended to provide CIE worldwide tax efficiencies. The application of the tax laws of various jurisdictions, including the United States, to CIE’s international business activities is subject to interpretation and depends on CIE’s ability to operate its business in a manner consistent with its corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which CIE operates may challenge CIE’s methodologies for valuing developed technology or intercompany arrangements, including CIE’s transfer pricing, or determine that the manner in which CIE operates its business is not consistent with the manner in which CIE reports its income to the jurisdictions, which could increase CIE’s worldwide effective tax rate and harm its, and therefore CGP LLC's, financial position and results of operations.
CIE is no longer a member of Caesars Entertainment's consolidated group for U.S. federal income tax purposes, which will trigger intercompany gains between CIE and Caesars Entertainment or other members of Caesars Entertainment's consolidated group. CIE could be liable for taxes owed by Caesars Entertainment for periods prior to the date CIE became deconsolidated including with respect to the intercompany gains.
Following the closing of the Rights Offering, Caesars Entertainment no longer owns 80% or more of the common stock of CIE, and therefore, under U.S. federal income tax laws, CIE ceased to be a member of Caesars Entertainment’s consolidated group for U.S. federal income tax purposes. The triggering of deferred intercompany gains between CIE and Caesars Entertainment or other members of Caesars Entertainment’s consolidated group resulted in the realization of a gain for Caesars Entertainment with respect to the WSOP assets that CIE acquired from CEOC and its subsidiaries.
After its deconsolidation from Caesars Entertainment’s consolidated group, CIE is the parent of a new consolidated group for U.S. federal income tax purposes. Pursuant to the terms of the tax matters agreement between CIE and Caesars Entertainment (the "Tax Matters Agreement"), however, CIE may be required to make payments to Caesars Entertainment in respect of taxes owed by Caesars Entertainment for periods prior to the date CIE became deconsolidated. In addition, under U.S. federal income tax laws, each member of a consolidated group is liable for the consolidated group’s entire tax obligation. Therefore, to the extent that Caesars Entertainment, or other members of Caesars Entertainment’s consolidated group, fail to make any U.S. federal income tax payments required by law attributable to periods during which CIE was a member of Caesars Entertainment’s consolidated group, CIE could be liable for the shortfall. Similar principles may apply for foreign, state or local income tax purposes where CIE filed combined, consolidated or unitary returns with Caesars Entertainment or its subsidiaries for foreign, state or local income tax purposes.
Risks Related to CGP LLC's Casino Properties and Developments Business
CGP LLC's Casino Properties and Developments business is particularly sensitive to reductions in discretionary consumer spending resulting from downturns in the economy, the volatility and disruption of the capital and credit markets, adverse changes in the global economy and other factors which could negatively impact our financial performance and our ability to access financing.
Changes in discretionary consumer spending or consumer preferences are driven by factors beyond CGP LLC's control, such as perceived or actual general economic conditions; high energy, fuel and other commodity costs; the cost of travel; the potential for bank failures; a soft job market; an actual or perceived decrease in disposable consumer income and wealth; fears of recession and changes in consumer confidence in the economy; and terrorist attacks or other global events. CGP LLC's Casino Properties and Developments business is particularly susceptible to any such changes because Planet Hollywood offers, and we expect that the Maryland Joint Venture will offer, a highly discretionary set of entertainment and leisure activities and amenities. If discretionary consumer spending declines, then CGP LLC's results of operations will be adversely impacted.
The continuing economic downturn and adverse conditions in the local, regional, national and global markets have negatively affected CGP LLC and may continue to negatively affect CGP LLC in the future. During periods of economic contraction, CGP LLC's revenues may decrease while some of its costs remain fixed or even increase, resulting in decreased earnings. In addition, CGP LLC may also be unable to find additional cost savings to offset any decrease in revenues. Even an uncertain economic outlook may adversely affect consumer spending in CGP LLC's gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn.
Theoretical win rates for CGP LLC's casino operations depend on a variety of factors, some of which are beyond its control.
The gaming industry is characterized by an element of chance. Accordingly, Planet Hollywood employs, and the Maryland Joint Venture will employ, theoretical win rates to estimate what a certain type of game, on average, will win or lose in the long run. In addition to the element of chance, theoretical win rates are also affected by the spread of table limits and factors that are beyond CGP LLC's control, such as a player’s skill and experience and behavior, the mix of games played, the financial resources of players, the volume of bets placed and the amount of time players spend gambling. As a result of the variability in these factors, the actual win rates at the casino may differ from the theoretical win rates and could result in the winnings of CGP LLC's gaming customers exceeding those anticipated. The variability of these factors, alone or in combination, have the potential to negatively impact our actual win rates, which may adversely affect CGP LLC's business, financial condition, results of operations and cash flows.
CGP LLC's casino operations extend credit to its customers and may not be able to collect gaming receivables from its credit players.
Planet Hollywood conducts, and Horseshoe Baltimore is expected to conduct, its gaming activities on a credit basis as well as a cash basis, which credit is unsecured. Table games players typically are extended more credit than slot players, and high stakes players are typically extended more credit than patrons who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular quarter.
Planet Hollywood extends credit to those customers whose level of play and financial resources warrant, in the opinion of Planet Hollywood’s management, an extension of credit. These receivables could have a significant impact on our results of operations if deemed uncollectible.
We face the risk of fraud and cheating.
Casino gaming customers may attempt or commit fraud or cheat in order to increase winnings. Acts of fraud or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with the employees of CGP LLC's casinos. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers or other casino or gaming area staff. Failure to discover such acts or schemes in a timely manner could result in losses in gaming operations. In addition, negative publicity related to such schemes could have an adverse effect on CGP LLC's reputation, potentially causing a material adverse effect on CGP LLCs business, financial condition, results of operations and cash flows.
If we are unable to effectively compete against our competitors, our profits will decline.
The gaming industry is highly competitive and CGP LLC's competitors vary considerably in size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, and geographic diversity. CGP LLC also competes with other non-gaming resorts and vacation areas, and with various other entertainment businesses. Competitors in each market that we participate may have greater financial, marketing, or other resources than CGP LLC do, and there can be no assurance that they will not engage in aggressive pricing action to compete with CGP LLC. Although we believe CGP LLC is currently able to compete effectively in each of the various markets in which we participate, we cannot ensure that CGP LLC will be able to continue to do so or that they will be capable of maintaining or further increasing their current market share. CGP LLC's failure to compete successfully in their various markets could adversely affect their business, financial condition, results of operations, and cash flow.
In recent years, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, CGP LLC's largest market, and competition has increased significantly. For example, CityCenter, a large development of resorts and residences, opened in December 2009, SLS Las Vegas, a 1,600 room hotel and casino, is expected to open in Fall 2014 on the northern end of the Strip near Circus Circus, and the Genting Group has announced plans to develop a 3,500 room hotel and 175,000 square foot casino called Resorts World Las Vegas, which is expected to open in 2016 on the northern end of the Strip near Circus Circus. Also, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. MGM has announced plans for The Park, which includes a new retail and dining development on the land between New York-New York and Monte Carlo, a renovation of the Strip-front facades of both resorts and a new 20,000 seat indoor arena for sporting events and concerts operated by AEG. Construction of The Park is expected to be complete in 2014, with the arena expected to be complete in 2016. Additionally, SkyVue, a proposed 500-foot observation wheel, has been in construction since 2012. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers, including other arenas, observation wheels and a roller coaster, however, there are no details as to when or if these projects will be complete. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of CGP LLC's competitors have increased competition in many markets in which they operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect CGP LLC's financial performance.
In addition, in the mid-Atlantic region, existing casino resorts provide a number of gaming options for customers, thereby creating significant competition for Horseshoe Baltimore. The casino resorts in the mid-Atlantic region compete with each other on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered and size.

Further, the casino resort that will open with the sixth license in Prince George’s County granted by the State of Maryland may draw additional customers away from Horseshoe Baltimore. If Horseshoe Baltimore is unable to effectively compete with other regional casino resorts or keep customers, this inability may negatively affect Horseshoe Baltimore’s, and therefore CGP LLC's, business and operations.
CGP LLC's Casino Properties and Developments Business may be subject to material environmental liability, including as a result of unknown environmental contamination.
The Casino Properties and Developments Business is subject to certain federal, state and local environmental laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects, such as emissions to air, discharges to streams and rivers and releases of hazardous substances and pollutants into the environment, as well as handling and disposal from municipal/non-hazardous waste, and which also apply to current and previous owners or operators of real estate generally. Federal examples of these laws include the Clean Air Act, the Clean Water Act, the Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Oil Pollution Act of 1990. Certain of these environmental laws may impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused particular contamination or release of hazardous substances. Should unknown contamination be discovered on CGP LLC's property, or should a release of hazardous substances occur on CGP LLC's property, CGP LLC could be required to investigate and clean up the contamination and could also be held responsible to a governmental entity or third parties for property damage, personal injury or investigation and cleanup costs incurred in connection with the contamination or release, which may be substantial. Moreover, such contamination may also impair CGP LLC's ability to use the affected property. Such liability could be joint and several in nature, regardless of fault, and could affect CGP LLC even if such property is vacated. The potential for substantial costs and an inability to use the property could adversely affect our business.
CGP LLC's insurance coverage may not be adequate to cover all possible losses it could suffer, and, in the future, its insurance costs may increase significantly or it may be unable to obtain the same level of insurance coverage.
Planet Hollywood or Horseshoe Baltimore may suffer damage to its property caused by a casualty loss (such as fire, natural disasters and acts of war or terrorism) that could severely disrupt its business or subject it to claims by third parties who are injured or harmed. Although CGP LLC maintains insurance (including property, casualty, terrorism and business interruption insurance), that insurance may be inadequate or unavailable to cover all of the risks to which its business and assets may be exposed. Should an uninsured loss or loss in excess of insured limits occur, it could have a significant adverse impact on CGP LLC’s operations and revenues.
CGP LLC renews its insurance policies on an annual basis. If the cost of coverage becomes too high, CGP LLC may need to reduce its policy limits or agree to certain exclusions from its coverage in order to reduce the premiums to an acceptable amount. Among other factors, homeland security concerns, other catastrophic events or any change in the current U.S. statutory requirement that insurance carriers offer coverage for certain acts of terrorism could adversely affect available insurance coverage and result in increased premiums on available coverage (which may cause CGP LLC to elect to reduce its policy limits) and additional exclusions from coverage. Among other potential future adverse changes, in the future CGP LLC may elect to not, or may be unable to, obtain any coverage for losses due to acts of terrorism.
Planet Hollywood licenses the Planet Hollywood brand from affiliates of Robert Earl and there can be no assurances that the Planet Hollywood brand would not be negatively impacted by its use outside of our control.
Affiliates of Robert Earl license certain intellectual property relating to the operation of the Planet Hollywood Resort and Casino to Planet Hollywood. The license includes certain names and trademarks and the right to display certain memorabilia on the Planet Hollywood premises. Planet Hollywood has invested significant time and financing to establish its brand as a Hollywood-themed entertainment and non-gaming destination. The expiration or termination, or modification of the terms, of this license may have a materially adverse effect on Planet Hollywood’s, and therefore CGP LLC's, business, financial conditions and operations results.
In addition, the Planet Hollywood brand is used by affiliates of Robert Earl in Hollywood-themed restaurants and shops around the United States and internationally. Any negative events associated with the use of the Planet Hollywood brand with these restaurants and shops may be out of CGP LLC's control, and may negatively impact the brand’s image for the Planet Hollywood casino, which could harm Planet Hollywood’s, therefore CGP LLC's, business and results of operations.
The success of third parties adjacent to Planet Hollywood are important to our ability to generate revenue and operate our business and any deterioration to their success could materially adversely affect our revenue and operations.
Planet Hollywood does not own the businesses and amenities adjacent to its property such as the Miracle Mile Shops and the hotel tower and timeshare facility operated by Hilton Grand Vacations. However, these adjacent third-party businesses and amenities stimulate additional traffic through the Planet Hollywood complex, including the casino, which is Planet Hollywood’s largest generator of revenue. Any decrease in the popularity of, or the number of customers visiting, these adjacent businesses and amenities may lead to a corresponding decrease in the traffic through Planet Hollywood complex, which would negatively affect Planet Hollywood’s, and therefore CGP LLC's, business and operating results.
Adverse outcomes in legal proceedings could adversely affect the Horseshoe Baltimore Casino, including a delay in construction and ultimately the opening of the casino and possible abandonment of the project.
We are involved in legal proceedings concerning environmental approvals for the Horseshoe Baltimore Casino. A was filed in the Circuit Court for Baltimore City, Maryland on February 20, 2013 challenging the Maryland Department of the Environment’s ("MDE") approval of an amendment to a cleanup plan, known as a response action plan ("RAP"), to address contamination at the Casino property (the "RAP litigation"). The RAP litigation seeks to vacate the existing RAP for the site which is required as part of our participation in MDE’s voluntary cleanup program ("VCP"). This case was dismissed by the Circuit Court for Baltimore City on November 6, 2013 and an appeal was noted on December 6, 2013. The same plaintiffs filed a citizen suit on September 19, 2013 in U.S. District Court for the Northern Division of Maryland under the Resource Conservation and Recovery Act ("RCRA"), alleging violations of RCRA and the existence of conditions which create an imminent and substantial endangerment to human health and the environment. A third complaint was filed on August 1, 2013 in the United States District Court for the Northern Division of Maryland. This action asserts claims similar to those alleged in the state court action and other federal causes of action including alleged violations of plaintiffs’ civil rights and attempts to halt construction based on alleged defects in the RAP. Finally, complaints were filed on May 20, 2013 and July 23, 2013 respectively in state and federal court against the City of Baltimore alleging violations of water pollution control laws due to the contamination present at the property. These complaints were dismissed on September 12, 2013 and January 7, 2014, respectively.
Challenges to other environmental approvals issued by the MDE were threatened but never filed. Challenges to construction and zoning approvals and permits issued by the City of Baltimore were filed but were unsuccessful.
None of the approvals or permits we obtained have been rescinded as of the date of this Form 10-K. The time for challenging MDE’s approval of CBAC’s modified floodplain permit expired without a challenge being filed. No rights of appeal are provided for the other permits that have been issued by MDE to CBAC. Administrative challenges to Baltimore City grading permits and zoning approvals were filed and resolved in our favor by the City. No appeal was filed with regard to the grading permits and the appeal period has lapsed. The decision of the Board of Municipal Zoning Appeals to grant variances for the site was appealed to the Circuit Court for Baltimore City by separate parties on June 20 and 24, 2013. The Circuit Court dismissed those appeals on October 11, 2013 and the challengers did not appeal the Circuit Court's decision.
Developing the Maryland Joint Venture with other equity partners adds additional risk that may result in a material adverse effect on CGP LLC's business, financial condition and operating results.
CGP LLC indirectly holds approximately 51.8% interest in the Maryland Joint Venture. While CGP LLC can influence the management of the Maryland Joint Venture through its equity ownership, CGP LLC will rely on the other equity partners for providing certain funding for development of the Maryland Joint Venture and there can be no assurances that the other equity partners will provide sufficient funding, or any funding at all. The failure of other equity partners in the Maryland Joint Venture to provide the appropriate level of funding may result in a material adverse effect on CGP LLC's business, financial condition and operating results. Following the closing of the CVPR Sale, CGP LLC's equity contribution and indirect ownership in the Maryland Joint Venture will be approximately 41.4%. See Note 19 — Subsequent Events contained in the CGP LLC audited financial statements included in Exhibit 99.1 of this Annual Report.
Risks Related to Our Class A Common Stock
Caesars Entertainment's call right on our Class A common stock may result in you being forced to sell our Class A common stock at a disadvantageous time and will cause you to own stock of Caesars Entertainment. This call right may not occur at all due to the discretion of Caesars Entertainment or the inability of Caesars Entertainment to meet the conditions required to exercise such right.
After October 21, 2016, Caesars Entertainment will have the right, which it may assign to any of its affiliates or to any transferee of all non-voting units of CGP LLC held by Caesars Entertainment, to acquire all or a portion of the voting units of CGP LLC (or, at our option, shares of CAC’s Class A common stock) not otherwise owned by Caesars Entertainment at such time. As a result, you may be forced to sell your shares of CAC’s Class A common stock on little notice and at a value that may cause you to realize a loss. The exercise of this right by Caesars Entertainment will result in you receiving consideration entirely or partly in the form of stock of Caesars Entertainment, which may be a tax-free reorganization for U.S. federal income tax purposes in certain circumstances. If the exchange is not a tax-free reorganization, you may recognize gain or loss for U.S. federal income tax purposes on such exchange depending on the amount of cash and the value of the stock of Caesars Entertainment you receive in such exchange and the adjusted tax basis of your shares of CAC’s Class A common stock. There can be no assurances that the stock of Caesars Entertainment will maintain its value from the time of Caesars Entertainment’s exercise of the call right or be part of an active trading market. As a consequence, you may be forced to dispose of the stock of Caesars Entertainment at a great loss.
In addition, Caesars Entertainment may exercise the call right in its sole discretion, subject to meeting certain conditions, so Caesars Entertainment may decide to not exercise the call right for any reason whatsoever. Moreover, if Caesars Entertainment does not meet certain liquidity requirements, debt leverage ratio and other requirements, it will be unable to exercise the call right. The uncertainty as to the timing of the exercise of the call right, if at all, by Caesars Entertainment may adversely affect the trading value of our stock. See Item 13. Certain Relationships and Related Transactions, and Director Independence.
CGP LLC is required to be liquidated on April 21, 2022, which may result in you receiving less than the full value of your Class A common stock.
Following October 21, 2018 and until April 21, 2022, our Board will have the right to cause a liquidation of CGP LLC, including the sale or winding up of CGP LLC or other monetization of all of its assets. On April 21, 2022 (unless otherwise agreed by Caesars Entertainment and CAC), if our Board has not previously exercised its liquidation right, CGP LLC shall, and our Board shall cause CGP LLC to, effect a liquidation. Because the liquidation will occur on a set schedule, it is possible that regulations or market factors at the time of liquidation may impede the ability to liquidate the assets of CGP LLC. If CGP LLC is unable to liquidate portions of its assets, proceeds from the liquidation will be negatively impacted. Moreover, the forced liquidation does not preserve the flexibility to maximize the value of CGP LLC’s assets in a sale by waiting for an advantageous time. In addition, CAC’s allocable portion of the gain (if any) on the liquidation of the assets of CGP LLC will generally be subject to U.S. federal income tax at the regular corporate rate. As a result, you may receive less than the full value of your Class A common stock should liquidation occur on April 21, 2022.
An active trading market for our Class A common stock may not develop.
Prior to the closing of the Rights Offering and our listing on the NASDAQ Global Select market on November 19, 2013, there had not been a public market for our Class A common stock. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market or how liquid that market might become. The Sponsors own approximately 66.3% of our common stock and while the shares are eligible for resale, currently such shares are not available for the public market. As a result, our shares may be less liquid than the shares of other newly public companies or other public companies generally and there may be imbalances between supply and demand for our shares. As a result our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. If an active trading market does not develop, you may have difficulty selling any of our common stock that you buy. Consequently, you may not be able to sell our Class A common stock at prices equal to or greater than the price you paid.
Future sales or the possibility of future sales of a substantial amount of our Class A common stock may depress the price of shares of our Class A common stock.
Future sales or the availability for sale of substantial amounts of our Class A common stock in the public market could adversely affect the prevailing market price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.
All of the outstanding shares of our Class A common stock are eligible for resale under Rule 144 or Rule 701 of the Securities Act, subject to volume limitations, applicable holding period requirements and the lock-up agreements or other contractual restrictions related to certain of our shareholders.
We cannot predict the size of future issuances of our Class A common stock or other securities or the effect, if any, that future issuances and sales of our Class A common stock or other securities, including future sales by Caesars Entertainment, will have on the market price of our Class A common stock. Sales of substantial amounts of Class A common stock (including shares of Class A common stock issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for our Class A common stock.
The price and trading volume of our Class A common stock may fluctuate significantly, and you could lose all or part of your investment.
The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our Class A common stock may fluctuate and cause significant price variations to occur. Volatility in the market price of our Class A common stock may prevent you from being able to sell your shares at or above the price you paid for your shares of Class A common stock. The market price for our Class A common stock could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry;

•	conditions that impact demand for the products and services of CGP LLC's businesses;

•	the public's reaction to our press releases, other public announcements and filings with the SEC;

•	changes in earnings estimates or recommendations by securities analysts who track our Class A common stock;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in government and environmental regulation, including gaming taxes;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	arrival and departure of key personnel;

•	the small percentage of our shares that are publicly traded;

•	changes in our capital structure;

•	increases in market interests rates that would decrease the value of CGP LLC's fixed-rate securities;

•	changes in the stock price of, or a restructuring of, Caesars Entertainment;

•	sales of Class A common stock by us or affiliates of the Sponsors;

•	the expiration of contractual lock-up agreements; and

•
changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in the gaming, lodging, hospitality and entertainment industries. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our Class A common stock could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce our share price.
Hamlet Holdings controls us and their interests may conflict with or differ from your interests as a stockholder.
Hamlet Holdings beneficially owns approximately 66.3% of our Class A common stock. Hamlet Holdings has the power to control our Board. Moreover, Hamlet Holdings has the ability to vote on any transaction that requires the approval of our Board or our stockholders, including the approval of significant corporate transactions such as mergers and the sale of substantially all of our assets. In addition, Hamlet Holdings, the members of which are comprised of three individuals affiliated with Apollo and two individuals affiliated with TPG, as of the date hereof beneficially own approximately 63.9% of Caesars Entertainment’s common stock and controls Caesars Entertainment. As a result, even though an independent committee of the Board of Caesars Entertainment may make decisions with regard to development opportunities for CGP LLC, Hamlet Holdings is in a position to exert a significant influence over both of CAC and Caesars Entertainment and the direction of their business and operations.
The interests of Hamlet Holdings and the Sponsors could conflict with or differ from the interests of holders of our Class A common stock. Affiliates of the Sponsors are in the business of making or advising on investments in companies they hold, and may from time to time in the future acquire interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours or may pursue acquisitions that may be complementary to our business, in which case and, as a result, those acquisition opportunities may not be available to us.
The concentration of ownership held by Hamlet Holdings could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which another stockholder may otherwise view favorably. In addition, a sale of a substantial number of shares of stock in the future by Hamlet Holdings could cause our stock price to decline. So long as Hamlet Holdings continues to beneficially own a significant amount of the outstanding shares of our Class A common stock, Hamlet Holdings will continue to be able to strongly influence or effectively control our decisions.
Our stockholders are subject to extensive governmental regulation and if a stockholder is found unsuitable by the gaming authority, that stockholder would not be able to beneficially own our Class A common stock directly or indirectly and we will have the right to redeem the Class A common stock of such disqualified holder.
In many jurisdictions, gaming laws can require any of our stockholders to file an application, be investigated and qualify or have his, her or its suitability determined by gaming authorities. Gaming authorities have very broad discretion in determining whether an applicant should be deemed suitable. Subject to certain administrative proceeding requirements, the gaming regulators have the authority to deny any application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities. For additional information on the criteria used in making determinations regarding suitability, see "Gaming Regulation Overview" in Exhibit 99.2 of this annual report.
For example, under Nevada gaming laws, each person who acquires, directly or indirectly, beneficial ownership of any voting security, or beneficial or record ownership of any non-voting security or any debt security, in a public corporation which is registered with the Nevada Gaming Commission, or the Gaming Commission, may be required to be found suitable if the Gaming Commission has reason to believe that his or her acquisition of that ownership, or his or her continued ownership in general, would be inconsistent with the declared public policy of Nevada, in the sole discretion of the Gaming Commission. Any person required by the Gaming Commission to be found suitable shall apply for a finding of suitability within 30 days after the Gaming Commission's request that he or she should do so and, together with his or her application for suitability, deposit with the Nevada Gaming Control Board a sum of money which, in the sole discretion of the Control Board, will be adequate to pay the anticipated costs and charges incurred in the investigation and processing of that application for suitability, and deposit such additional sums as are required by the Control Board to pay final costs and charges. Additionally, under Ohio law, an institutional investor, which is broadly defined and includes any corporation that holds any amount of our stock, will be required to apply for and obtain a waiver of suitability determination.
Furthermore, any person required by a gaming authority to be found suitable, who is found unsuitable by the gaming authority, may not hold directly or indirectly the beneficial ownership of any voting security or the beneficial or record ownership of any non-voting security or any debt security of any public corporation which is registered with the gaming authority beyond the time prescribed by the gaming authority. Such a finding could result in an owner of our securities being required to dispose of their securities at prices less than the price paid for such securities. A violation of the foregoing may constitute a criminal offense. A finding of unsuitability by a particular gaming authority impacts that person’s ability to associate or affiliate with gaming licensees in that particular jurisdiction and could impact the person’s ability to associate or affiliate with gaming licensees in other jurisdictions. The Certificate of Incorporation contains provisions establishing the right to redeem our Class A common stock held by disqualified holders if such holder is determined by any gaming regulatory agency to be unsuitable.
Many jurisdictions also require any person who acquires beneficial ownership of more than a certain percentage of voting securities of a gaming company and, in some jurisdictions, non-voting securities, typically 5%, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for "institutional investors" that hold a company’s voting securities for investment purposes only. Under Maryland gaming laws, we may not sell or otherwise transfer more than 5% of the legal or beneficial interest in Horseshoe Baltimore without the approval of the Maryland Lottery and Gaming Control Commission, or the Maryland Commission, after the Maryland Commission determines that the transferee is qualified or grants the transferee an institutional investor waiver. Some jurisdictions may also limit the number of gaming licenses in which a person may hold an ownership or a controlling interest and in Maryland an individual or business entity may not own an interest in more than one video lottery facility. It is unclear whether and to what extent such prohibitions will apply to online real money gaming operations when and if such operations become legal in U.S. jurisdictions other than Nevada, New Jersey, and Delaware.
Your percentage ownership in us may be diluted in the future.
Your percentage ownership in CAC may be diluted in the future because of equity awards that may be granted to our directors, officers, employees and service providers in the future. We may decide to establish equity incentive plans that will provide for the grant of common stock-based equity awards to our directors, officers, employees and service providers. In addition, we may issue equity in order to raise capital or in connection with future acquisitions and strategic investments, which would dilute your percentage ownership.
Because we do not anticipate paying dividends on our Class A common stock in the foreseeable future, you should not expect to receive dividends on shares of our Class A common stock.
We have no present plans to pay cash dividends to our stockholders and, for the foreseeable future, intend to retain all of our earnings for use in our business. The declaration of any future dividends by us is within the discretion of our Board and will be dependent on our earnings, financial condition and capital requirements, as well as any other factors deemed relevant by our Board.

We are a "controlled company" within the meaning of the NASDAQ Marketplace rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements.
Hamlet Holdings controls a majority of our voting Class A common stock. As a result, we are a "controlled company" within the meaning of the NASDAQ corporate governance standards. Under the NASDAQ Marketplace rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of the Board consists of independent directors;

•	the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors;

•	the requirement that we have a compensation committee that is composed entirely of independent directors; and

•	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.
We intend to utilize these exemptions. As a result, we will not have a majority of independent directors nor will our nominating and corporate governance and compensation committees consist entirely of independent directors and we are not required to have an annual performance evaluation of the nominating and corporate governance and compensation committees. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.
We are an "emerging growth company" and our possible election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our Class A common stock may be less attractive to investors.
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards such that an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.
We have elected to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to the financial statements of other public companies.
We may take advantage of these reporting exemptions until we are no longer an "emerging growth company." We will remain an "emerging growth company" until the earliest to occur of (i) the last day of the fiscal year during which our total annual gross revenues equal or exceed $1.0 billion, (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt or (iv) the date on which we are deemed a "large accelerated filer" under Rule 12b-2 of the Exchange Act.
We cannot predict if investors will find our Class A common stock less attractive because we will rely on certain of these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.
As a result of our becoming a company with publicly traded common stock, our expenses and administrative burden increased and will likely further increase particularly after we are no longer an "emerging growth company" as defined in the JOBS Act.
As a company with publicly traded common stock, we incur legal, accounting and other expenses that we did not incur as a company without a publicly traded equity security. In addition, our administrative staff is required to perform additional tasks. For example, we need to create or revise the roles and duties of our Board committees and retain a transfer agent. We are also required to hold an annual meeting for our stockholders, which will require us to expend resources to prepare, print and mail a proxy statement relating to the annual meeting.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC and the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), which amended the Sarbanes-Oxley Act, among other federal laws, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. Dodd-Frank, signed into law on July 21, 2010, effects comprehensive changes to the regulation of financial services in the United States and will subject us to additional federal regulation. We cannot predict with any certainty the requirements of the regulations ultimately adopted or how Dodd-Frank and such regulations will impact the cost of compliance for a company with publicly traded common stock. We are currently evaluating and monitoring developments with respect to Dodd-Frank and other new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We also expect that being a company with publicly traded common stock and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board, particularly to serve on our audit committee, and qualified executive officers.
As discussed elsewhere in this Form 10-K, as an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved . When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-K contains or may contain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," or "pursue," or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements and are found at various places throughout this Form 10-K. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, and future financial results, wherever they occur in this Form 10-K, are based on our current expectations about future events and are necessarily estimates reflecting the best judgment of CAC’s management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.
Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified, and, consequently, the actual performance of CAC may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described from time to time in the Company’s reports filed with the Securities and Exchange Commission (including the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained therein):

•
CAC and CGP LLC's dependence on Caesars Entertainment and its subsidiaries to provide support and services, as well as CGP LLC's dependence on Caesars Entertainment’s senior management’s expertise and its participation in Caesars Entertainment’s Total Rewards loyalty program;

•	the effects of a default by Caesars Entertainment on certain debt obligations;

•	Caesars Entertainment's interests may conflict with CGP LLC’s interests and may possibly keep all potential development opportunities for itself;

•	the adverse effects if Caesars Entertainment or any of its subsidiaries were to file for bankruptcy;

•
the effects if a third-party successfully challenges Caesars Entertainment or its affiliates ownership of, or right to use, the intellectual property owned or used by subsidiaries of Caesars Entertainment, which CIE licenses for use in its businesses;

•	CIE's reliance on subsidiaries of Caesars Entertainment to obtain online gaming licenses in certain jurisdictions, such as New Jersey;

•
the adverse effects on CAC’s ability to comply with certain obligations imposed by federal securities law and certain debt arrangements if it is determined that Deloitte & Touche LLP was not independent of Caesars Entertainment or CGP LLC;

•	the difficulty of operating CGP LLC’s business separately from Caesars Entertainment and managing that process effectively could take up a significant amount of management’s time;

•	CGP LLC's business model and short operating history;

•
CGP LLC's ability to realize the anticipated benefits of current or potential future acquisitions, including the Transactions, and the ability to timely and cost-effectively integrate assets, including the properties being acquired in connection with the Asset Sale Transaction, and companies that CGP LLC acquires into its operations;

•	the consummation of the Asset Sale Transaction may not be consummated on the terms contemplated or at all;

•	the additional capital that CGP LLC may require to consummate the Asset Sale Transaction and support business growth may not be available on acceptable terms;

•	the adverse effects of extensive governmental regulation and taxation policies, which are applicable to CGP LLC, are enforced;

•	the effects of local and national economic, credit and capital market conditions on the economy in general, and on the gaming industry in particular;

•	the sensitivity of CAC’s business to reductions in discretionary consumer spending;

•	the rapidly growing and changing industry in which CGP LLC operates, such as CIE's social and mobile games business and internet gaming business;

•	any failure to protect CGP LLC’s trademarks or other intellectual property, such as CIE's ownership of the WSOP trademark;

•	abnormal gaming holds ("gaming hold" is the amount of money that is retained by the casino from wagers by customers);

•
the effects of competition, including locations of competitors and operating and market competition, particularly the intense competition Planet Hollywood faces from other hotel casino resorts in Las Vegas and Horseshoe Baltimore will face from other regional casinos and resorts;

•	the uncertainty surrounding whether CIE’s games, such as Slotomania, will retain their popularity;

•	CIE's ability to launch new games on new and emerging platforms;

•	CIE's reliance on a small portion of its total players for nearly all of its revenue from its social and mobile games;

•	CAC's ability to expand into international markets in light of additional business, regulatory, operational, financial and economic risks associated with such expansion;

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
Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. CAC disclaims any obligation to update the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated or, if no date is stated, as of the date of this Form 10-K.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
CAC and CGP LLC use space in the corporate offices of Caesars Entertainment for their corporate headquarters pursuant to a management services agreement with Caesars Entertainment.
CIE uses space in the corporate offices of Caesars Entertainment for its corporate headquarters pursuant to a shared services agreement with Caesars Entertainment. CIE leases office space in Tel Aviv, Israel for its studio, research and development facilities pursuant to a lease agreement that expires on December 31, 2014, with options available to extend the lease for an additional 24 months. In addition, CIE leases office space in Santa Monica, CA for studio, research and development facilities related to its Buffalo Studios business pursuant to a lease agreement that expires February 28, 2019. CIE also leases office space in Montreal, Canada for its corporate functions pursuant to a lease agreement that expires on December 31, 2015, in the Ukraine for its studio, research and development facilities pursuant to lease agreements that expire April 1, 2014, January 31, 2016, July 14, 2016 and December 1, 2015, in Belarus for its studio, research and development facilities pursuant to a lease agreement that expires December 1, 2014 and in Beijing, China for its studio, research and development facilities pursuant to a lease agreement that expires October 28, 2014.
CGP LLC owns an interest in the Maryland Joint Venture, a joint venture with an affiliate of Rock Gaming and other local investors to open the Horseshoe Baltimore. Caesars Entertainment is leading the development of the casino, and a subsidiary of CEOC will serve as the manager of Horseshoe Baltimore. The property is anticipated to be an integrated casino with a 110,000 square-foot casino floor holding 2,500 VLTs, 108 table games and 25 poker tables. In addition to the gaming space, CGP LLC anticipates the casino facility at Horseshoe Baltimore will contain a 10,000 square foot meeting facility, seven restaurants and/or bars, and a Diamond Lounge for its highest-value gaming customers. The Maryland Joint Venture is also developing an adjacent 3,500-space parking garage, which will facilitate ease of access to the casino for its customers. The project is anticipated to open in the third quarter of 2014 at a cost of approximately $400 million.
The Planet Hollywood complex occupies a 35-acre site located on the east side of the Las Vegas Strip. Planet Hollywood owns approximately 17.5 acres. Planet Hollywood is party to reciprocal use easements and agreements with third parties governing the operation and maintenance of the hotel, the casino and other amenities and facilities that are part of, or adjoining to, the complex, including the Miracle Mile Shops, the timeshare tower, the parking facility and other common plaza areas and utility services from the central utility plant. The central utility plant, which provides hot and cold water and emergency power to the Planet Hollywood complex, is owned by a third-party and Planet Hollywood leases the land on which the central utility plant is located to such third-party for a nominal yearly rent.
The following table sets forth information about Planet Hollywood as of December 31, 2013:
Summary of Property Information

Property	Type of Casino	Casino Space– Sq. Ft.(a)	Slot Machines(a)	Table Games(a)	Hotel Rooms & Suites(a)
Planet Hollywood Resort and Casino	Land-based	64,500	1,100	90	2,500
_________________________
(a) Approximate.
We believe the space available for CAC and CGP LLC's businesses is adequate for their current needs. CAC and CGP LLC and its businesses will add new facilities and expand their existing facilities as they add employees and expand their markets, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of CGP LLC's operations.

Item 3. Legal Proceedings
From time to time, CAC, Predecessor Growth Partners or CGP LLC may be subject to legal proceedings and claims in the ordinary course of business.
Multiple lawsuits have been filed against CBAC Gaming, LLC ("CBAC"), the City of Baltimore, the MDE and other parties in relation to the proposed location and the development of Horseshoe Baltimore. These cases allege violations of various environmental laws, violations of zoning laws and public nuisance, among other claims. Although CAC, Predecessor Growth Partners and CGP LLC believe that they have adequate defenses to these claims, an adverse judgment could result in additional costs, delays in construction, or injunctions.
In November 2012, the MDE granted approval of the Maryland Joint Venture's amended RAP under MDE's Voluntary Cleanup Program that named the Maryland Joint Venture, rather than the City of Baltimore, as the party that will implement the RAP and redevelop the proposed location of Horseshoe Baltimore. On February 20, 2013, a group of local residents working with the non-profit Inner Harbor Stewardship Foundation (the "Foundation") filed a complaint in the Maryland Circuit Court challenging the legality of the MDE’s approval of the amended RAP. In the case, known as Ruth Sherrill, et al. v. State of Maryland Department of the Environment, et al., the Plaintiffs claimed that the amended RAP was approved without complying with the public notice and participation requirements of Maryland law. The plaintiffs sought additional public notice and participation, and to obtain an injunction on, among other things, any construction activities at the site pending the resolution of the case. On March 14, 2013, the court denied the plaintiffs' motion for a Temporary Restraining Order and Preliminary Injunction ("TRO"). The plaintiffs’ appeal of the TRO ruling was dismissed. On April 22, 2013, the plaintiffs filed an amended complaint adding a public nuisance claim to their original complaint. The Maryland Joint Venture filed a motion to dismiss the plaintiffs’ amended complaint and a hearing was held on the motion on June 14, 2013. The amended complaint was dismissed on November 6, 2013. The plaintiffs filed a notice of appeal on December 6, 2013 and oral arguments are scheduled for September 2014.
The Sherrill plaintiffs issued a notice of intent to file a citizen suit under 42 U.S.C. §§ 6972(a)(1)(A) and (a)(1)(B) of the Resource Conservation and Recovery Act. This notice of intent indicated an intention to sue CBAC, the City of Baltimore, Whiting-Turner, the general contractor for the construction of the Horseshoe Casino, and the Maryland Chemical Company, the former owner and operator of the site. The citizen suit was filed on September 19, 2013, but did not name Whiting-Turner. The defendants filed motions to dismiss on October 15, 2013 for lack of subject matter jurisdiction and failure to state a claim to which plaintiffs responded on November 1, 2013. No hearing has been set on the motions to dismiss.
The decision of the Board of Municipal Zoning Appeals to grant variances for the site for Horseshoe Baltimore was appealed by separate parties on the basis of alleged procedural irregularities. The appeals were dismissed for lack of standing on October 11, 2013 and no appeal of that decision was timely filed.
On August 1, 2013, ten individuals claiming to represent a class of similarly situated individuals filed a complaint in the U.S. District Court for the Northern District of Maryland against the Maryland Department of the Environment, the City of Baltimore, the U.S. Environmental Protection Agency, CBAC Gaming, LLC, Whiting-Turner Contracting Company, and Urban Green Environmental, LLC. The 11 count complaint alleged that the RAP for the proposed location of Horseshoe Baltimore is inadequate and approved without appropriate public participation. Plaintiffs seek declaratory and injunctive relief, compensatory and punitive damages, and claim violations of civil rights laws and the Clean Water Act, civil conspiracy, and a variety of torts. The plaintiffs also sought a temporary restraining order, which the District Court denied on August 9, 2013. Plaintiffs amended their complaint on November 15, 2013 and again on December 26, 2013, adding 44 new plaintiffs and naming MDE, the Secretary of MDE, the City of Baltimore, the Mayor of the City of Baltimore, the Baltimore Development Corporation, and CBAC Gaming and CBAC Borrower as defendants. The defendants filed motions to dismiss on January 27, 2014 and plaintiffs filed their oppositions on February 28, 2014.
From time to time, the City of Baltimore may be subject to legal proceedings asserting claims related to the site. At this time, CAC, Predecessor Growth Partners and CGP LLC have not been named as parties to these proceedings. However, an unfavorable outcome for the City of Baltimore could lead to construction delays if it were determined that corrective action was required and could not be implemented successfully offsite.
Four residents of Baltimore City and County issued a notice of intent to file a citizen suit under 33 U.S.C. § 1365(b) of the Clean Water Act against the City of Baltimore as owner of the site for water pollution alleged to originate there. A lawsuit was filed on behalf of two of the residents on July 2, 2013. The City of Baltimore moved to dismiss the complaint on August 28, 2013. One of the plaintiffs withdrew from the case on October 10, 2013. The U.S. District Court for the District of Maryland dismissed the case without prejudice on January 7, 2014 for lack of standing.
Two residents of Baltimore City filed suit on May 20, 2013 against the City of Baltimore, as owner of the site, alleging that the City of Baltimore was in violation of Maryland water pollution laws as a result of groundwater contamination alleged to be migrating from the site. The City of Baltimore was served with the complaint on June 12, 2013. An amended complaint was filed on July 19, 2013, which the City of Baltimore moved to dismiss on August 6, 2013. Plaintiffs dismissed the complaint without prejudice on September 12, 2013.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Company’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Effective November 19, 2013, as the result of the Rights Offering, our Class A common stock trades on the NASDAQ Global Select Market under the symbol "CACQ." Prior to that date, there was no public trading market for our Class A common stock. The following table sets forth for indicated period the high and low intra-day sales price per share of our Class A common stock on the NASDAQ Global Select Market.

Fiscal Year Ended December 31, 2013:	High	Low
Fourth Quarter (from November 19, 2013)	$12.42	$10.34
As of March 25, 2014, there were 135,771,882 shares of common stock issued and outstanding that were held by 49 stockholders of record.
Dividends
We did not pay any cash dividends in the period from our date of incorporation (February 25, 2013) through December 31, 2013. We currently do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.
Unregistered Sales of Equity Securities
There have not been any sales by the Company of equity securities in the period from our date of incorporation (February 25, 2013) through December 31, 2013 that have not been registered under the Securities Act.
Use of Proceeds from Registered Securities
    On October 21, 2013, the CGP LLC joint venture was formed between subsidiaries of Caesars Entertainment and CAC through the execution of the Transactions:

(i)
The Class A common stock of CAC was made available via a subscription Rights Offering by Caesars Entertainment to its shareholders as of October 17, 2013, whereby each subscription right entitled its holder to purchase from CAC one share of CAC's Class A common stock or the right to retain such subscription right;

(ii)	Affiliates of Apollo and affiliates of TPG exercised their basic subscription rights in full and purchased $457.8 million worth of CAC's Class A common stock at a price of $8.64 per whole share;

(iii)	CAC used the proceeds from the exercise of the basic subscription rights in clause (ii) above to purchase 100% of the voting units of CGP LLC;

(iv)	CGP LLC subsequently used $360.0 million of the proceeds received from CAC in clause (iii) above to purchase from CEOC the Purchased Assets:

a.	the equity interests of PHWLV, LLC, which holds the Planet Hollywood Resort & Casino in Las Vegas;

b.
the equity interests of Caesars Baltimore Investment Company, LLC the "Maryland Joint Venture," the entity that indirectly holds interests in the owner of the Horseshoe Baltimore casino ("Horseshoe Baltimore") in Maryland, a licensed casino development project expected to open in the third quarter of 2014; and

c.
a 50% interest in the management fee revenues of PHW Manager, LLC, which manages Planet Hollywood, and Caesars Baltimore Management Company LLC, which holds a management agreement to manage the Horseshoe Baltimore.

(v)
Caesars Entertainment contributed all of the shares of CIE's outstanding common stock held by a subsidiary of Caesars Entertainment and approximately $1.1 billion in aggregate principal amount of senior notes held by a subsidiary of Caesars Entertainment (the "CEOC Notes" and, together with the shares of CIE, the "Contributed Assets") to CGP LLC, in exchange for all of CGP LLC's non-voting units.

The closing of the Rights Offering for subscription rights not previously exercised by the Sponsors, and for any over-subscription privileges including over-subscription privileges exercised by the Sponsors, occurred on November 18, 2013 and CAC distributed a total of 135,771,882 shares of Class A common stock to the holders of subscription rights who validly exercised their subscription rights and paid the subscription price in full. CAC received aggregate gross proceeds from the Rights Offering of approximately $1,173.1 million.
After October 21, 2016, Caesars will have the right (the "Call Right"), which it may assign to any of its affiliates or to any transferee of all non-voting units of CGP LLC held by Caesars, to acquire all or a portion of the voting units of CGP LLC (or, at our option, shares of CAC’s Class A common stock) not otherwise owned by Caesars and/or its subsidiaries at such time. On April 21, 2022 (unless otherwise agreed by Caesars Entertainment and CAC), if the board of directors of CAC has not previously exercised its liquidation right, CGP LLC shall, and the board of directors of CAC shall cause CGP LLC to, effect a liquidation.
Share Repurchases
The Company did not repurchase shares of our common stock during the quarter ended December 31, 2013.
Performance Graph
The graph depicted below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Stock Index ("S&P 500"), the NASDAQ Composite Index ("NASDAQ"), the NASDAQ Internet Index ("QNET") and the Dow Jones U.S. Gambling Total Stock Market Index ("Dow Jones U.S. Gambling") for the period beginning on November 19, 2013 (the date our common stock commenced trading on the NASDAQ Global Select Market) and ending on December 31, 2013. NASDAQ OMX furnished the data. The performance graph assumes a $100 investment in our stock and in each of the four indices, respectively, at each of their respective closing values on November 19, 2013, and that all dividends were reinvested. Stock price performance, presented for the period from November 19, 2013 to December 31, 2013, is not necessarily indicative of future results.

	11/19/13	12/31/13
CACQ	$100.00	$109.14
S&P 500	100.00	103.63
Dow Jones U.S. Gambling	100.00	115.75
NASDAQ	100.00	106.34
QNET	100.00	108.46
The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act or the Exchange Act, unless we specifically incorporate the performance graph by reference therein.

Equity Compensation Plan Information
CAC does not have any equity compensation plans as of the date of this filing. CAC holds all of the voting units in CGP LLC but does not consolidate CGP LLC into its financial statements. CGP LLC's equity compensation plans are described in Note 15— Stock-Based Compensation and Employee Benefit Plans contained in the CGP LLC Audited Financial Statements included in Exhibit 99.1 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data
The following table presents financial data of CAC and combined financial data of the assets and entities that were acquired by or contributed to CGP LLC for periods prior to the Transactions, referred to in the aggregate as Predecessor Growth Partners, which is considered to be the predecessor to CAC. The combined financial data of Predecessor Growth Partners is presented as if those businesses and assets were combined into one reporting entity for the periods presented, and have been derived from the historical accounting records of Caesars Entertainment.
The historical financial data of CAC and Predecessor Growth Partners should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the audited financial statements and related notes of CAC and Predecessor Growth Partners included elsewhere in this Form 10-K.

	Caesars Acquisition Company	Predecessor Growth Partners
(In millions, except per share data)	February 25 Through December 31, 2013	January 1 Through October 21, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Statement of Operations
Revenues
Interactive Entertainment	$—	$242.6	$207.7	$66.5
Casino Properties and Developments	—	270.2	303.7	306.2
Net revenues	—	512.8	511.4	372.7
Operating expenses
Interactive Entertainment - Direct	—	72.5	62.6	16.3
Casino Properties and Developments - Direct	—	116.6	139.1	136.6
Property, general, administrative and other	0.4	194.8	189.0	128.3
Depreciation and amortization	—	35.1	32.2	29.6
Change in fair value of contingent consideration	—	50.0	—	—
Total operating expenses	0.4	469.0	422.9	310.8
Income from equity method investment in Caesars Growth Partners, LLC	7.3	N/A	N/A	N/A
Income from operations	6.9	43.8	88.5	61.9
Interest expense, net of interest capitalized	—	(39.7)	(41.7)	(39.9)
Interest income - related party	—	138.5	145.1	123.7
Loss on extinguishment of debt	—	(0.7)	—	(2.6)
Other income, net	—	0.3	1.9	0.1
Income before provision for income taxes	6.9	142.2	193.8	143.2
Provision for income taxes	(2.4)	(50.3)	(66.4)	(50.7)
Net income	4.5	91.9	127.4	92.5
Less: net loss/(income) attributable to non-controlling interests	—	5.1	(0.6)	(8.0)
Net income attributable to CAC and Predecessor Growth Partners, respectively	$4.5	$97.0	$126.8	$84.5

Common Stock Data
Earnings per share - basic and diluted	$0.19

Balance Sheet Data (at period end)
Total assets	$1,147.6		$1,738.9	$1,380.9
Total debt (1)	—		554.3	585.3
Equity	1,145.7		907.9	641.5
_________________________
(1) Total debt is comprised of long-term debt, debt to related party and convertible notes issued to related party.

The following table presents financial data of Caesars Growth Partners, LLC for the period subsequent to the Transactions. The financial data of CGP LLC should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the audited financial statements and related notes of CGP LLC included in Exhibit 99.1 of this Annual Report on Form 10-K pursuant to Rule 3-09 of Regulation S-X.

Caesars Growth Partners, LLC
(In millions)	October 22 Through December 31, 2013
Statement of Operations
Revenues
Interactive Entertainment	$74.0
Casino Properties and Developments	67.7
Net revenues	141.7
Operating expenses
Interactive Entertainment - Direct	22.3
Casino Properties and Developments - Direct	29.0
Property, general, administrative and other	92.5
Depreciation and amortization	8.8
Change in fair value of contingently issuable non-voting membership units	138.7
Change in fair value of contingent consideration	2.9
Total operating expenses	294.2
Loss from operations	(152.5)
Interest expense, net of interest capitalized	(11.9)
Interest income - related party	35.8
Loss on extinguishment of debt	(0.9)
Loss before provision for income taxes	(129.5)
Provision for income taxes	(2.6)
Net loss	(132.1)
Less: net loss attributable to non-controlling interests	4.6
Net loss attributable to CGP LLC	$(127.5)

Balance Sheet Data (at period end)
Total assets	$3,178.5
Total debt (1)	767.8
Equity	1,794.5
_________________________
(1) Total debt is comprised of long-term debt, debt to related party and convertible notes issued to related party.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with, and is qualified in its entirety by, the audited financial statements and the notes thereto of CAC, Predecessor Growth Partners and CGP LLC, and other financial information included elsewhere in this Form 10-K. Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. See Item 1A. Risk Factors — CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 of this Form 10-K.
Basis of Presentation and Discussion
CAC was incorporated under the laws of the State of Delaware on February 25, 2013 and was formed to directly own 100% of the voting membership units in CGP LLC, a joint venture between CAC and Caesars Entertainment. On October 21, 2013, the joint venture was formed between subsidiaries of Caesars Entertainment and CAC through the execution of the series of Transactions described in Note 1 — Description of Business and Summary of Significant Accounting Policies to the CAC financial statements. Following consummation of the Transactions, CAC serves as CGP LLC’s managing member and sole holder of all of its outstanding voting units, and subsidiaries of Caesars Entertainment hold all of CGP LLC’s outstanding non-voting units. However, based upon the structure of CGP LLC and the related economics, CGP LLC has been determined to be a variable interest entity of which Caesars Entertainment is the primary beneficiary. Therefore, CAC does not consolidate CGP LLC into its financial statements. Instead, CAC accounts for its investment in CGP LLC using a balance sheet approach to the equity method of accounting, referred to as hypothetical liquidation at book value ("HLBV") accounting.
CAC's only material asset is its membership interest in CGP LLC. The assets and entities that were acquired by or contributed to CGP LLC in connection with the Transactions (referred to in the aggregate as Predecessor Growth Partners) are considered to be the predecessor to CAC. The combined historical financial statements of Predecessor Growth Partners have been prepared on a stand-alone basis and, as the Transactions are considered to be a reorganization of entities under common control, have been derived from the historical accounting records and consolidated financial statements of Caesars Entertainment. The combined historical financial statements reflect the financial position, results of operations and cash flows of the businesses and assets contributed to or acquired by CGP LLC in the Transactions described previously as if those businesses were combined into a reporting entity for all periods presented.
In addition to the financial statements of Predecessor Growth Partners, we have also presented financial statements of CGP LLC for the period subsequent to the Transactions pursuant to Rule 3-09 of Regulation S-X, as CGP LLC represents a significant equity method investment of CAC. As the basis of presentation for all items other than income taxes, non-controlling interests and senior notes returned to Caesars Entertainment related to the subscription right restoration is the same between Predecessor Growth Partners and CGP LLC, and because we believe that the full year 2013 information compared with the full year 2012 information for CAC's investment in CGP LLC is material to investors in CAC, we have presented information for both CGP LLC and Predecessor Growth Partners in this management's discussion and analysis of financial condition and results of operations.
CAESARS ACQUISITION COMPANY
Operating Results
Income from Equity Method Investment
From October 22, 2013 through December 31, 2013, CAC recognized $7.3 million of income before tax from the equity method investment in CGP LLC, which equals the amount of income that CAC was entitled to under its minimum guaranteed return.
Other Expenses
In addition to its income from equity method investment, CAC incurred direct expenses of $0.4 million primarily related to general liability insurance and licenses and fees.
Provision for income taxes
The provision for income taxes for the period presented of $2.4 million is approximately the same as the expected federal tax rate of 35% applied to CAC's pre-tax income, as there are no material items impacting the federal tax provision for the period presented.

Liquidity and Capital Resources
On October 21, 2013 the equity of CAC was made available via a subscription Rights Offering to the shareholders of Caesars Entertainment as of October 17, 2013, and affiliates of Apollo and affiliates of TPG. They exercised their basic subscription rights in full to purchase $457.8 million worth of CAC's Class A common stock at a price of $8.64 per whole share. The closing of the Rights Offering for subscription rights not previously exercised by the Sponsors, and for any over-subscription privileges including over-subscription rights exercised by the Sponsors, occurred on November 18, 2013. CAC received aggregate gross proceeds from the Rights Offering of approximately $1,173.1 million. CAC used the proceeds to purchase 100% of the voting units of CGP LLC.
Capital Spending
CAC is not expected to incur material capital expenditures in the normal course of business or to pursue acquisition opportunities other than through CGP LLC. See "Liquidity and Capital Resources" for CGP LLC and Predecessor Growth Partners.
Capital Resources
CAC's sole source of funds is the proceeds received from the equity offering and distributions from CGP LLC. To the extent that CAC requires additional funds, CAC may borrow funds or issue additional equity. However, as CAC does not have operations of its own, it is expected that CAC will not have a significant need for additional liquidity.
CAC's expenses incurred in the normal course of business, most significantly income tax obligations, are expected to be paid by CGP LLC on behalf of CAC. These transactions are generally accounted for as distributions from CGP LLC to CAC.
Liquidity
Pursuant to the certificate of incorporation of CAC and the CGP Operating Agreement, after October 21, 2016, Caesars Entertainment and/or its subsidiaries will have the right, which it may assign to any of its affiliates or to any transferee of all non-voting units of CGP LLC held by subsidiaries of Caesars Entertainment, to acquire all or a portion of the voting units of CGP LLC (or, at the election of CAC, shares of CAC’s Class A common stock) not otherwise owned by Caesars Entertainment and/or its subsidiaries at such time.
Following October 21, 2018 and until April 21, 2022, our Board will have the right to cause a liquidation of CGP LLC, including the sale or winding up of CGP LLC, or other monetization of all of its assets and the distribution of the proceeds remaining after satisfaction of all liabilities of CGP LLC to the holders of CGP LLC's units according to the waterfall described below. On April 21, 2022 (unless otherwise agreed by Caesars Entertainment and CAC), if our Board has not previously exercised its liquidation right, the CGP Operating Agreement provides that CGP LLC shall, and our Board shall cause CGP LLC to, effect a liquidation. The conditions upon which the call right may be exercised, the distribution waterfall for net cash and other assets upon a liquidation, and other information related to the potential liquidation are further discussed in Note 4 — Stockholders’ Equity and Income Per Share to the CAC financial statements included in Item 8 of this report.
Off- Balance Sheet Arrangements
CAC did not have any off-balance sheet arrangements at December 31, 2013.
Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with Generally Accepted Accounting Principles ("GAAP").
Certain of our accounting policies require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments will be subject to an inherent degree of uncertainty. Our judgments will be based upon the historical experience of Caesars Entertainment, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from our estimates. For a summary of our significant accounting policies, please refer to Note 1 — Description of Business and Summary of Significant Accounting Policies in the notes to our audited financial statements included in Item 8 of this Annual Report.
We consider accounting estimates to be critical accounting policies when:

•	the estimates involve matters that are highly uncertain at the time the accounting estimate is made; and

•	different estimates or changes to estimates could have a material impact on the reported financial position, changes in financial position or results of operations.
When more than one accounting principle, or method of its application, is generally accepted, we select the principle or method that we consider to be the most appropriate when given the specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties. Due to the inherent uncertainty involving estimates, actual results reported in the future may differ from those estimates.
We are an emerging growth company as defined in the JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards such that an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to the financial statements of other public companies. We may take advantage of these reporting exemptions until we are no longer an emerging growth company.
Consolidation
We consolidate into our financial statements the accounts of any variable interest entity for which we are determined to be the primary beneficiary. We analyze our variable interests to determine if the entity that is party to the variable interest is a variable interest entity in accordance with GAAP. This analysis requires significant judgment on the part of management, and any changes to that judgment could result in reaching a different consolidation conclusion. Our analysis includes both quantitative and qualitative reviews. Quantitative analysis is based on the forecasted cash flows of the entity. Qualitative analysis is based on our review of the design of the entity, its organizational structure including decision-making ability, and financial agreements.
Because the equity holders in CGP LLC receive returns disproportionate to their voting interests and substantially all the activities of CGP LLC are related to Caesars Entertainment, CGP LLC has been determined to be a variable interest entity. Additionally, while CAC is the sole voting member of CGP LLC, CAC is not deemed to be the primary beneficiary of CGP LLC, and therefore we do not consolidate CGP LLC into our financial statements.
We also consolidate into our financial statements the accounts of any wholly-owned subsidiaries and any partially-owned subsidiaries that are not deemed to be variable interest entities and for which we have the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method. At December 31, 2013, we have no consolidated subsidiaries.
Impairment of Equity Method Investments
CAC's sole material asset is its investment in CGP LLC. We review this investment quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we consider available quantitative and qualitative evidence in evaluating potential impairment of this investment. If the carrying value of our investment exceeds its estimated fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the estimated fair value is less than our carrying value, and our intent and ability to hold, or plans to sell, the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, CGP LLC, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new carrying basis in the investment will be established.
Income Taxes
We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the more likely than not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience and the experience of Caesars Entertainment with operating loss and tax credit carryforwards not expiring unused and tax planning alternatives.
The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Recent Accounting Pronouncements
We have assessed recently issued guidance by the FASB and have determined there are no recently issued accounting pronouncements that will have a material impact on our financial position or results of operations.

CAESARS GROWTH PARTNERS, LLC AND PREDECESSOR GROWTH PARTNERS
Overview
CGP LLC used a portion of the cash proceeds from its October 21, 2013 sale of voting units to CAC to purchase from Caesars Entertainment (i) the equity interests of PHWLV, LLC ("PHWLV"), which holds the Planet Hollywood Resort & Casino in Las Vegas ("Planet Hollywood"); (ii) its equity interest in the Caesars Baltimore Investment Company, LLC ("CBIC") the "Maryland Joint Venture", which is the entity that indirectly holds interests in Horseshoe Baltimore casino in Maryland ("Horseshoe Baltimore"), and (iii) a 50% interest in the management fee revenues of PHW Manager, LLC, which manages Planet Hollywood, and of Caesars Baltimore Management Company LLC, which holds a management agreement to manage Horseshoe Baltimore. We refer to these transactions as the "Purchase Transaction" and the acquired net assets the "Purchased Assets." The Purchase Transaction is deemed to be a reorganization of entities under common control. Therefore, CGP LLC has accounted for the Purchase Transaction using the historical carrying values of the Purchased Assets.
Also on October 21, 2013, Caesars Entertainment contributed to CGP LLC, in exchange for non-voting units, (i) Caesars’ equity interests in CIE, representing approximately 90.2% of the total issued and outstanding shares of CIE prior to giving effect to any options or warrants that are exercisable and (ii) approximately $1.1 billion in aggregate principal amount of the CEOC Notes. CGP LLC refers to these transactions as the "Contribution Transaction" and these assets as the "Contributed Assets." The Contribution Transaction is deemed to be a reorganization of entities under common control. Therefore, CGP LLC has accounted for the Contribution Transaction using the historical carrying values of the Contributed Assets. CGP LLCs equity interests of 90.2% will be reduced in June 2014 to approximately 84.5% upon conversion of the $47.7 million convertible promissory note issued by CIE to Rock Gaming LLC ("Rock Gaming") (subject to required regulatory approval), in each case not giving effect to any options, warrants, restricted stock units and restricted stock.
Pursuant to the terms of the Transactions, as defined below, CGP LLC is obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from CIE's social and mobile games business exceeds a specified threshold amount in 2015. The number of units to be issued is capped at a value of $225 million divided by the fair value of the non-voting units at the date of the Transactions.
In connection with the Transactions, as defined below, the aggregate fair market value of the subscription rights issued by Caesars Entertainment in the amount of approximately $21.1 million was restored to Caesars Entertainment through a return of all 10.75% paid-in kind senior notes and certain 5.75% senior notes previously issued by CEOC from CGP LLC to CEC.
In connection with the Purchase Transaction and the Contribution Transaction, CGP LLC entered into agreements with Caesars Entertainment and its subsidiaries to provide certain corporate shared services and back-office support and business advisory services to CAC and CGP LLC and its subsidiaries. We refer to the Purchase Transaction, Contribution Transaction and the entering into such agreements collectively as the "Transactions." In addition, CGP LLC reimbursed Caesars Entertainment and CAC for certain fees and expenses incurred in connection with the Transactions, and will use the remainder of the proceeds from the sale of voting units to CAC for general corporate purposes, including making strategic investments.
For financial reporting purposes, CGP LLC has two reportable segments: (1) Interactive Entertainment and (2) Casino Properties and Developments. CGP LLC’s Interactive Entertainment segment consists of CIE, which is comprised of three distinct, but complementary businesses that reinforce, cross-promote and build upon each other: social and mobile games, the WSOP and regulated online real money gaming. CGP LLC’s Casino Properties and Developments segment consists of Planet Hollywood and the Maryland Joint Venture. The Horseshoe Baltimore is under construction and is expected to open in the third quarter of 2014. Therefore, the results of operations for Horseshoe Baltimore are primarily comprised of pre-opening and financing-related activities.
See Note 19 — Subsequent Events of the CGP LLC financial statements in Exhibit 99.1 for information regarding significant transactions in 2014 related to each of our segments.
Performance Metrics — Interactive Entertainment Social and Mobile Games
For 2013, the CIE business generated 95.6% of its revenues from its social and mobile games business. CIE measures the performance of its social and mobile games business by using several key financial metrics, including revenue, and operating metrics, including Daily Active Users, Monthly Active Users, Monthly Unique Users, Average Revenue per User and Monthly Unique Payers, each as described below. These operating metrics help CIE to understand and measure the engagement levels of its players, the size of its audience and its reach.
In December 2012, CIE consummated the acquisition of substantially all of the assets of Buffalo Studios, a social and mobile games developer based in Santa Monica, California. Aggregate cash consideration paid for this acquisition was $45.2 million, excluding amounts payable in 2014 resulting from contingent consideration.

In May 2013, CIE acquired the World Series of Poker social and mobile game assets and intellectual property from Electronic Arts, Inc. In August 2013, CIE acquired an online game development business based in the Ukraine and in October 2013, CIE acquired the workforce, assets and intellectual property of an online gaming development group. Assets acquired and liabilities assumed in these transactions were not material to the financial statements of Predecessor Growth Partners or CGP LLC.
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
Monthly Unique Users. CIE defines Monthly Unique Users ("MUU") as the number of unique individuals who played any of its games on a particular platform in the 30-day period ending with the measurement date. An individual who plays more than one of CIE’s games in a given 30-day period would be counted as a single monthly unique user. However, because CIE cannot always distinguish unique individuals playing across multiple platforms, an individual who plays any of its games on two different platforms (e.g., web and mobile) in a given 30-day period may be counted as two Monthly Unique Users in the event that CIE does not have data that allows it to identify and separate the player. Because many of CIE's players play more than one game in a given 30-day period, Monthly Unique Users are always lower than Monthly Active Users in any given time period. Average Monthly Unique Users for a particular period is the average of the Monthly Unique Users at each month-end during that period. CIE tracks Monthly Unique Users as a measure of total audience reach across its network of games.
Average Revenue per User. CIE defines Average Revenue per User ("ARPU") as (i) the total revenue in a given period, (ii) divided by the number of days in that period, (iii) divided by the average Daily Active Users during the period. CIE believes that Average Revenue per User provides useful information to investors and others in understanding and evaluating its results in the same manner as the Company's management and Board of Directors. CIE uses Average Revenue per User as a measure of overall monetization across all of its players through the sale of virtual goods.
Monthly Unique Payers. CIE defines Monthly Unique Payers ("MUP") as the number of unique individuals who purchased virtual currency in any of its games on a particular platform in the 30-day period ending with the measurement date. An individual who makes multiple purchases of virtual currency on more than one of CIE's games on a particular platform in a given 30-day period would be counted as a single Monthly Unique Payer. However, because CIE cannot always distinguish unique individuals purchasing virtual currency across multiple platforms, an individual who makes a purchase of virtual currency on any of CIE's games on two different platforms (e.g., web and mobile) in a given 30-day period may be counted as two Monthly Unique Payers in the event that CIE does not have data that allows it to identify and separate the paying user. Average Monthly Unique Payers for a particular period is the average of the Monthly Unique Payers at each month-end during that period. CIE uses Monthly Unique Payers as a measure of monetization across all of its players through the sale of virtual goods.

The table below shows the results of CIE's social and mobile games business, using the financial and operating metrics described above, for the periods indicated. Revenues are presented in millions of dollars, user statistics are presented in thousands of users, and average revenues per user is presented in dollars.

	Year Ended December 31,
	2013 (2)	2012 (1)	2011 (1)
Total Revenues (2)	$302.7	$193.3	$53.9
Web (2)	$156.9	$108.2	$51.1
Mobile (2)	$145.8	$85.1	$2.8
Average DAUs	4,913	4,727	1,964
Web	2,673	3,496	1,954
Mobile	2,240	1,231	10
Average MAUs	16,731	17,263	7,185
Web	9,082	12,583	7,118
Mobile	7,649	4,680	67
Average MUUs	14,879	12,883	N/A
Average MUPs	203	192	75
ARPU	$0.17	$0.14	$0.10
Web	$0.16	$0.11	$0.10
Mobile	$0.18	$0.22	$0.19
_________________________
(1) Operating metrics include numbers from Playtika prior to CIE's May 2011 acquisition of Playtika and from Buffalo Studios prior to its December 2012 acquisition by CIE.
(2) Metrics for 2013 present the aggregate of Predecessor Growth Partners for the period from January 1 through October 21, 2013, and for CGP LLC for the period from October 22 through December 31, 2013 in order for the 2013 metrics to be comparable to 2012.
Consistent with the social and mobile business model, only a small portion of CIE’s social and mobile games players pay for virtual goods. During 2013, CIE’s social and mobile games business had approximately 203 thousand average Monthly Unique Payers, or 1.4% of the total number of average Monthly Unique Users on the social and mobile platforms during this period, purchase virtual goods. Because the opportunity for social interactions and player generated promotion through playing platforms increases as the overall number of players increases, CIE believes that maintaining and growing its total number of players, including the number of players who may not purchase virtual goods, is important to the success of its business. The sale of virtual goods, however, constitutes the primary source of revenue for CIE's social and mobile games business. The degree to which game players choose to pay for virtual goods in the games is driven by CIE's ability to create content that enhances the game-play experience. CIE's revenue and overall financial performance are affected by the number of players and the effectiveness of its monetization of players through the sale of virtual goods.
CIE's user metrics are impacted by several factors that cause them to fluctuate on a quarterly basis. Growth in the performance metrics is largely attributable to growth of the Slotomania and Bingo Blitz games on mobile platforms and increased popularity of the Caesars Casino game, combined with effective marketing efforts and new content. Future growth in audience and engagement will depend on CIE's ability to retain current players, attract new players, launch new games and expand into new markets and distribution platforms. Overall, CIE expects average revenue per user to be slightly higher on the mobile platforms based upon the relative ease of the tablet payment process and the overall user demographics of tablet users, when compared to the purchase process and user demographics of web platforms.

The table below shows the revenue generated from CIE’s social and mobile games business by geographic region for the periods listed and assumes that deferred revenues are spread proportionately across all geographies.

	CGP LLC	Predecessor Growth Partners
(In millions)	October 22 Through December 31, 2013	January 1 Through October 21, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
North America	$47.0	$154.5	$111.2	$30.9
South America	0.5	1.7	1.2	0.2
Europe	6.5	20.0	26.4	7.3
Asia/Pacific	16.1	55.3	53.9	15.3
Africa and Rest of the World	0.3	0.8	0.6	0.2
	$70.4	$232.3	$193.3	$53.9

Consolidated Operating Results of CGP LLC and Predecessor Growth Partners

	CGP LLC	Predecessor Growth Partners
(In millions)	October 22 Through December 31, 2013	January 1 Through October 21, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues	$141.7	$512.8	$511.4	$372.7
(Loss)/income from operations	(152.5)	43.8	88.5	61.9
Adjusted Segment EBITDA(1)	34.9	145.9	145.3	102.3
_________________________
(1) See "Reconciliations of Adjusted Segment EBITDA to Net Income" for a reconciliation of Adjusted Segment Earnings before Interest Income/Expense, Income Taxes, Depreciation and Amortization ("EBITDA") to net (loss)/income.
Revenues for 2013 increased by $143.1 million or 28.0% compared with 2012, driven by the December 2012 acquisition of substantially all of the net assets of Buffalo Studios in the Interactive Entertainment segment, and by increased food and beverage revenues within the Casino Properties and Developments segment. Loss from operations for 2013 was $108.7 million as compared to income from operations of $88.5 million for 2012 driven by a charge of $138.7 million related to an increase in the estimated fair value of contingently issuable non-voting membership units to be issued to Caesars Entertainment pursuant to the terms of the Transactions, a charge of $52.9 million related to an increase in the value of the contingent consideration for the acquisition of Buffalo Studios and an increase in platform fees of $32.2 million associated with the increase in revenues of CIE's social and mobile games. These adverse impacts on income from operations were partially offset by the income impact of increased revenues associated with a newly branded restaurant and increased banquet business at Planet Hollywood. Adjusted Segment EBITDA increased $35.5 million or 24.4% in 2013 as compared with 2012, driven by the increase in revenues offset by an increase in platform fees and research and development expenses.
Revenues of Predecessor Growth Partners for 2012 increased by $138.7 million when compared with 2011, driven by the 2011 acquisition of Playtika in the Interactive Entertainment segment. Income from operations for 2012 increased by $26.6 million when compared with 2011, comprised of an increase in income from operations in the Interactive Entertainment segment resulting from the 2011 acquisition of Playtika, partially offset by a decrease in income from operations in the Casino Properties and Developments segment resulting from increased direct expenses of operations and from development costs associated with the Maryland Joint Venture. Adjusted Segment EBITDA increased $43.0 million or 42.0% in 2012 as compared with 2011 driven by our Interactive Entertainment segment, primarily due to an increase in revenues offset by an increase in platform fee and general, administrative and other expenses.

Reportable Segments Operating Results
Interactive Entertainment

	CGP LLC	Predecessor Growth Partners
(In millions)	October 22 Through December 31, 2013	January 1 Through October 21, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues	$74.0	$242.6	$207.7	$66.5
(Loss)/income from operations	(6.1)	(1.3)	50.0	12.0
Adjusted Segment EBITDA(1)	18.7	78.4	76.2	27.8

_________________________
(1) See "Reconciliations of Adjusted Segment EBITDA to Net Income" for a reconciliation of Adjusted Segment EBITDA to net (loss)/income.

Interactive Entertainment revenues increased by $108.9 million for 2013 compared to 2012, as a result of a combination of the December 2012 acquisition of Buffalo Studios and growth in the Playtika business. Loss from operations for 2013 was $7.4 million, compared with income from operations for 2012 of $50.0 million. The decrease was driven by a charge of $52.9 million related to contingent consideration for the acquisition of Buffalo Studios. Absent this charge, income from operations for 2013 would have decreased by $4.5 million when compared with 2012, primarily attributable to an increase in stock-based compensation expense of $19.6 million, increased research and development expenses of $15.3 million as a result of the acquisition of Buffalo Studios and increased marketing and sales expenses of $28.0 million associated with the September 2013 launch of online poker in Nevada and the November 2013 launch of online gaming in New Jersey. These increased costs were largely offset by the income impact of the acquisition of Buffalo Studios. Adjusted Segment EBITDA increased in 2013 as compared with 2012 driven by the increase in revenues, partially offset by an increase in platform fees, research and development and marketing and sales expenses.
Interactive Entertainment revenues increased by $141.2 million for 2012 compared to 2011, primarily as a result of the May 2011 acquisition of a controlling interest in Playtika. The increase in 2012 is attributable to significant growth in the underlying Playtika business, combined with a full year of consolidated financial results of Playtika, as Playtika was first consolidated upon its acquisition in May 2011.
The acquisition of Playtika resulted in the recording of increased platform fees in 2012 when compared with 2011, shown as direct expenses of the Interactive Entertainment segment. Predecessor Growth Partners also recorded increased levels of research and development expenses as a result of the Playtika acquisition, and recorded increased stock compensation expense in 2012 when compared with 2011, both of which are included within Property, general, administrative and other expenses within the Statement of Operations.
Income from operations for Interactive Entertainment improved to $50.0 million in 2012 from $12.0 million for 2011. This improvement in income from operations was primarily related to inclusion of a full year of Playtika’s financial results in 2012 compared with the partial year in 2011, combined with the income impact of increased revenues from the Playtika business. Adjusted Segment EBITDA increased in 2012 as compared with 2011 driven by the increase in revenues partially offset by an increase in platform fees and research and development expenses.
Casino Properties and Developments

	CGP LLC	Predecessor Growth Partners
(In millions)	October 22 Through December 31, 2013	January 1 Through October 21, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues	$67.7	$270.2	$303.7	$306.2
Income from operations	9.0	45.1	38.5	49.9
Adjusted Segment EBITDA(1)	16.2	67.5	69.1	74.5
_________________________
(1) See "Reconciliations of Adjusted Segment EBITDA to Net Income" for a reconciliation of Adjusted Segment EBITDA to net (loss)/income.
Performance of the Casino Properties and Developments segment is measured in part through tracking of trips by rated customers, which means a customer whose gaming activity is tracked through Caesars Entertainment’s Total Rewards system, referred to as "trips," and spend per rated customer trip, referred to as "spend per trip." A trip is created by a Total Rewards card holder engaging in one or more of the following activities while at our property: (1) hotel stay, (2) gaming activity or (3) a comp redemption, which means the receipt of a complimentary item given out by their casino. Lodgers are guests registered with the total rewards program who stay at our property and Non-lodgers are guests registered with the total rewards program not staying at the property. Customer spend means the cumulative rated theoretical spend (which is the amount of money expected to be retained by the casino based upon the mathematics underlying the particular game as a fraction of the amount of money wagered by the customer) across all game types for a specific customer. The average combined gross hold is the percentage of the amount wagered across all game types (including table games and slot machines) that the casino retained.
     Casino Properties and Developments net revenues for 2013 increased by $34.2 million when compared with 2012. The increase was driven by increases in both trips and spend per tip. For 2013, total rated trips increased by approximately 1.1% from 2012, driven by a 3.7% increase in rated trips by non-lodgers. Total spend per trip increased 5.4% in 2013 when compared with 2012, driven by increases in spend per trip from both lodgers and non-lodgers. Gross casino hold decreased slightly from 11.8% in 2012 to 11.7% in 2013.
Cash average daily room rates for 2013 increased to $112, or approximately 7.7%, when compared to $104 in 2012, primarily resulting from the introduction of resort fees. Average daily occupancy was 93.9% in 2012 and 93.6% in 2013. Revenue per available room ("RevPar") for 2013 and 2012 was $107 and $100, respectively.
Food and beverage revenues for 2013 and 2012 were $86.3 million and $69.7 million, respectively. The 2013 increase in revenues as well as income from operations and adjusted segment EBITDA was driven largely by the opening of Gordon Ramsay BurGR restaurant which generated $14.9 million of revenue in 2013, combined with increased banquet business.
Casino Properties and Developments net revenues were down slightly in 2012 when compared with 2011. Total trips decreased in 2012 when compared with 2011 driven by a reduction in trips by non-lodgers, partially offset by an increase in trips by lodgers. Despite a reduction in total trips, total spend per trip increased, driven by the increase in spend per trip by the non-lodger customer segment. In addition, average combined hold increased to 11.8% in 2012 from 10.3% in 2011. Cash average daily room rates for 2012 for Planet Hollywood slightly decreased to $104 from $105, or approximately one percent, when compared to 2011. Total occupancy percentages decreased two percentage points from an average daily occupancy of 95.9% in 2011 to 93.9% in 2012. RevPar was $102 in 2011, decreasing to $100 in 2012.
Food and beverage revenues for 2012 were $69.7 million, a slight increase from $68.4 million in 2011.
Income from operations and adjusted segment EBITDA decreased in 2012 when compared with 2011 due to the income impact of reduced revenues at Planet Hollywood, a modest increase in direct expenses of operating the Planet Hollywood facility including Casino expenses and Food and Beverage costs, and the incurrence of development costs in 2012 for the Horseshoe Baltimore without any corresponding amounts recorded in 2011.
Incentives are often provided for customers to stay and play at our properties. Incentives are provided to customers based on a number of factors such as marketing plans, competitive factors, economic conditions, and regulations. These incentives come in a variety of different forms including free and discounted product, gaming credits, food and beverage, hotel room credits, and other forms. The retail value of accommodations, food and beverage, and other services furnished to casino guests is included in gross revenue and then deducted as promotional allowances. Hence, net revenues as discussed above include all promotional allowances. CGP LLC believes their allocation of promotional allowances to be within industry standards and appropriate for the Planet Hollywood brand and competitive environment.
Other Factors Affecting Net Income

	CGP LLC	Predecessor Growth Partners
(In millions)	October 22 Through December 31, 2013	January 1 Through October 21, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Interest expense, net of interest capitalized	$(11.9)	$(39.7)	$(41.7)	$(39.9)
Interest income - related party	35.8	138.5	145.1	123.7
Loss on early extinguishment of debt	(0.9)	(0.7)	—	(2.6)
Other income/(expense), net	—	0.3	1.9	0.1
Provision for income taxes (1)	(2.6)	(50.3)	(66.4)	(50.7)
Net loss/(income) attributed to non-controlling interests (2)	4.6	5.1	(0.6)	(8.0)
_________________________
(1) CGP LLC's provision for income taxes represents the income taxes from its corporate subsidiary, CIE, which was taxed as a corporation for federal, state and foreign income purposes. CGP LLC does not record a tax provision for its Casino Properties and Developments segment as all entities within this segment are pass-through entities for income tax purposes. Predecessor Growth Partners' income taxes represent the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes as if Predecessor Growth Partners filed separate U.S. federal, state and foreign income tax returns, and does not recognize the pass-through entity structure of CGP LLC.

(2) CGP LLC's non-controlling interest reflects the non-controlling interest associated with consolidating CIE into CGP LLC. As the financial statements of Predecessor Growth Partners were prepared on a combined basis rather than a consolidated basis, the non-controlling interest associated with CIE is not included within the financial statements of Predecessor Growth Partners.
Interest expense, net of interest capitalized
CIE borrowed funds from Caesars Entertainment in May 2011 and December 2011 to fund the original acquisition of Playtika and the subsequent purchase of the remaining minority interest in Playtika, respectively. Throughout 2012, CIE made payments of principal on this related party debt. In December 2012, funds were again borrowed from Caesars Entertainment to fund the acquisition of substantially all of the assets of Buffalo Studios. The average balance owed to Caesars Entertainment for 2013 was lower than the average balance in 2012, resulting in interest expense, net of interest capitalized, of $2.2 million and $4.1 million for 2013 and 2012, respectively. The average balance owed to Caesars Entertainment for 2012 was greater than 2011 which was $2.1 million.
Interest expense associated with the Planet Hollywood secured loan increased from $36.8 million in 2011, to $37.5 million in 2012, and increased again to $39.3 million in 2013. Increases to the expense resulted from increased amortization of debt discount.
In July 2013, CBAC Borrower entered into the Baltimore Credit Facility. Interest expense associated with this facility was $11.4 million in 2013.
Interest expense associated with contingent consideration and capital lease obligations was not material to any period presented.
Interest income-related party
CGP LLC receives interest income on its portfolio of approximately $1.1 billion of aggregate principal amount of CEOC Notes. The CEOC Notes have fixed interest rates ranging from 5.625% to 6.50% and maturities ranging from 2015 to 2017. The increase in interest income in 2013 when compared with 2012, and in 2012 when compared with 2011, is primarily the result of increased accretion of discount originally recorded as a result of purchasing the senior notes at market prices significantly below face value.
Loss on early extinguishment of debt
The Planet Hollywood secured loan contains excess cash flow provisions which require mandatory prepayment of debt when certain conditions are met. The mandatory prepayments made in 2013 and 2011 resulted in the recognition of loan discount write-offs of $1.6 million and $2.6 million, respectively. The mandatory prepayments made during 2012 did not result in a material impact on the accompanying financial statements.
Other income/(expense), net
Other income/(expense), net for 2013 and for 2011 was not material to the respective periods. Other income for 2012 consists of $0.6 million in foreign exchange gain resulting from our Playtika operations based in Israel, $0.8 million in income received from a third-party in connection with our joint agreement to promote, advocate and support the enactment of a California online poker law, and a $0.5 million gain resulting from the fair value measurement of a warrant granted to Rock Gaming for the purchase of CIE’s common stock.
Provision for income taxes
CGP LLC
The provision for income taxes for CGP LLC represents the income taxes from its corporate subsidiary, CIE, which was taxed as a corporation for federal, state and foreign income tax purposes. The provision for income taxes for CGP LLC differs from the expected federal tax rate of 35% primarily due to CGP LLC income not taxed.
No provision for income taxes is reported for the Casino Properties and Developments segment of CGP LLC as this segment is taxed as a partnership for federal and state income tax purposes whereby any income or losses were allocated to the CGP LLC Members and taxed by each Member.
Predecessor Growth Partners
The provision for income taxes represent the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes as if Predecessor Growth Partners filed separate U.S. federal, state, and foreign income tax returns. The provision for income taxes for the periods presented differ from expected federal tax rate of 35% primarily due to tax benefits from foreign operations partially offset by nondeductible stock-based compensation and nondeductible expenses including lobbying expenditures and professional fees.

The effective tax rate for the period from January 1 through October 21, 2013 and for the year ended December 31, 2012 was 35.3% and 34.3% respectively. The increase in the effective tax rate for 2013 is primarily due to an increase in the federal valuation allowance in Predecessor Growth Partners’ subsidiary, CIE, partially offset by an increase in tax benefit from foreign income taxed at lower rates than the U.S.
Net loss/(income) attributed to non-controlling interests
CGP LLC
CGP LLC's non-controlling interest reflects the non-controlling interest associated with consolidating CIE into CGP LLC. As the financial statements of Predecessor Growth Partners were prepared on a combined basis rather than a consolidated basis, the non-controlling interest associated with CIE is not included within the financial statements of Predecessor Growth Partners. For the period from October 22 through December 31, 2013, net loss of $3.7 million and $0.9 million were attributable to non-controlling interests in the Maryland Joint Venture and CIE, respectively.
Predecessor Growth Partners
As a result of the acquisition of a 51% controlling equity interest in Playtika in May 2011, CIE began consolidating the results of Playtika subsequent to the acquisition date, recording net income attributed to non-controlling interest of $8.0 million for the 49% equity interest not owned during that period. CIE acquired the remaining 49% equity interest in Playtika in December 2011. For 2012, non-controlling interests was largely attributable to the Maryland Joint Venture. For the period from January 1 through October 21, 2013, net loss attributed to non-controlling interests related to losses in the Maryland Joint Venture was $5.1 million.
Reconciliations of Adjusted Segment EBITDA to Net Income
Management uses Adjusted Segment EBITDA as a supplemental measure of performance. EBITDA is comprised of net income before (1) interest expense, net of capitalized interest, (2) interest income, (3) provision for income taxes, and (4) depreciation and amortization expense. Adjusted Segment EBITDA is comprised of EBITDA, further adjusted for certain items that CGP LLC does not consider indicative of its ongoing operating performance.
Adjusted Segment EBITDA, as calculated in this Form 10-K, may not be comparable to similarly titled measures reported by other companies within the industry. In evaluating Adjusted Segment EBITDA, you should be aware that in the future CGP LLC may incur expenses that are the same or similar to some of the adjustments in this presentation. CGP LLC's presentation of Adjusted Segment EBITDA should not be construed as an inference that its future results will be unaffected by unusual or unexpected items.
Adjusted Segment EBITDA is a non-GAAP financial measure commonly used in the interactive entertainment and gaming industries and should not be construed as an alternative to net income/(loss) as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity as determined in accordance with GAAP. We have included the Adjusted Segment EBITDA of CGP LLC because CGP LLC’s management uses Adjusted Segment EBITDA to measure performance and allocate resources, and we believe that Adjusted Segment EBITDA provides potential indirect investors in CGP LLC, through direct investment in CAC, with additional information consistent with that used by the management of CGP LLC.

	CGP LLC	Predecessor Growth Partners
(In millions)	October 22 Through December 31, 2013	January 1 Through October 21, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Adjusted Segment EBITDA
Interactive Entertainment	$18.7	$78.4	$76.2	$27.8
Casino Properties and Developments	16.2	67.5	69.1	74.5
	34.9	145.9	145.3	102.3
Reconciliation
Stock-based compensation(a)	(17.8)	(13.2)	(11.4)	(10.9)
Lobbying expense(b)	(0.4)	(2.3)	(3.6)	(2.9)
Acquisition and integration costs(c)	(0.1)	(0.5)	(4.1)	(0.9)
Change in fair value of contingent consideration(d)	(2.9)	(50.0)	—	—
Change in fair value of contingently issuable non-voting membership units(e)	(138.7)	—	—	—
Loss on early extinguishment of debt	(0.9)	(0.7)	—	(2.6)
Write-downs, reserves, recoveries, and project opening costs(f)	(2.0)	(1.0)	(5.5)	1.0
Rights offering transaction costs	(14.6)	—	—	—
Other (expense)/income, net	—	0.3	1.9	0.1
Other corporate	(2.1)	—	—	2.9
EBITDA	(144.6)	78.5	122.6	89.0
Depreciation and amortization	(8.8)	(35.1)	(32.2)	(29.6)
Interest expense, net of interest capitalized	(11.9)	(39.7)	(41.7)	(39.9)
Interest income - related party	35.8	138.5	145.1	123.7
Provision for income taxes	(2.6)	(50.3)	(66.4)	(50.7)
Net (loss)/income	$(132.1)	$91.9	$127.4	$92.5
_________________________

(a)	Amounts represent non-cash stock-based compensation expense related to stock options and restricted stocks.

(b)
Amounts represent expenses incurred in the Interactive Entertainment segment in connection with active participation in lobbying efforts for the approval of online poker and internet gaming regulations, primarily in the United States.

(c)
Amounts include certain one-time costs incurred by the Interactive Entertainment segment associated primarily with the 2012 acquisition of substantially all of the assets of Buffalo Studios and the 2011 acquisition of Playtika.

(d)	This amount represents the change in fair value of contingent consideration for the acquisition of Buffalo Studios.

(e)	This amount represents the change in estimated fair value of non-voting membership units in CGP LLC to be issued to Caesars Entertainment pursuant to the terms of the Transactions.

(f)
For 2013, the amount primarily represents project opening costs related to the construction and planned casino operations of Horseshoe Baltimore. For 2012, the amount primarily represents development costs related to the construction and planned casino operations of Horseshoe Baltimore and income earned under an agreement with a time share partner, which expired in March 2012. For 2011, the amount primarily represents a legal settlement recorded by the Planet Hollywood property for a case in which Planet Hollywood was the plaintiff.

Liquidity and Capital Resources
Capital Spending
CGP LLC incurs capital expenditures in the normal course of business, performs ongoing refurbishment and maintenance at Planet Hollywood, and performs ongoing maintenance and enhancements to its social and mobile games to maintain their quality standards. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by operating activities. CGP LLC may also pursue acquisition opportunities for additional businesses or social or mobile games that meet its strategic and return on investment criteria.
CGP LLC's planned development projects, if they go forward, will require significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion, and the commencement of operations of development projects are contingent upon, among other things, negotiation of final agreements and receipt of requisite approvals from the applicable political and regulatory bodies. Excluding amounts spent for the purchases of businesses, CGP LLC's capital spending for the period from October 22, 2013 through December 31, 2013 was $8.7 million. Predecessor Growth Partners' capital spending for the period from January 1, 2013 through October 21, 2013, and for 2012 totaled $57.8 million and $16.8 million, respectively. The majority of the 2013 capital spending relates to Horseshoe Baltimore.
CGP LLC’s near term capital requirements for Horseshoe Baltimore are expected to be funded by the Baltimore Credit Facility, as defined and further discussed in the Capital Resources section below.

Liquidity
A subsidiary of CGP LLC has received a commitment from certain financial institutions to borrow $2,000 million in connection with closing the transaction executed on March 1, 2014. (See Note 10, "Subsequent Events" to the CAC financial statements included in Item 8 of this report.) CGP LLC's ability to secure this financing depends on meeting the conditions to funding set forth in the commitment, as well as economic and other factors that are beyond its control.
CGP LLC's primary sources of liquidity include currently available cash and cash equivalents, cash flows generated from its operations, interest income generated from its investments in the CEOC Notes, and borrowings under CIE’s credit facility with Caesars Entertainment. CGP LLC's cash and cash equivalents totaled $976.9 million at December 31, 2013 and Predecessor Growth Partners' cash and cash equivalents totaled $155.6 million at December 31, 2012. In addition, CGP LLC had short-term investments of $15.0 million at December 31, 2013 and Predecessor Growth Partners had short-term investments of $7.5 million at December 31, 2012. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows. Long-term obligations are expected to be paid through operating cash flows, refinancing of existing debt or the issuance of new debt, or, if necessary, additional investments from its equity holders. CGP LLC's operating cash inflows are used for operating expenses, debt service costs, working capital needs and capital expenditures in the normal course of business.
CGP LLC’s restricted cash totaled $260.4 million at December 31, 2013 and Predecessor Growth Partners' restricted cash totaled $30.6 million December 31, 2012. Restricted cash and cash equivalents include amounts restricted under the terms of the Baltimore Credit Facility and Planet Hollywood debt agreement. The Planet Hollywood debt agreement requires that CGP LLC maintain certain reserves for payment of property taxes, insurance, interest and ongoing furniture, fixtures and equipment purchases, or property development. The classification between current and long-term is dependent upon the intended use of each particular reserve.
At December 31, 2013 and December 31, 2012, Caesars Interactive Entertainment had cash balances in its subsidiary located in Israel of $24.4 million and $16.2 million, respectively, and $15.0 million and $7.5 million, respectively, in short-term investments. CIE may use the cash in the Playtika subsidiary to repay debt payable to related parties, fund operations at Playtika, pursue international acquisitions or repatriate the cash to CGP LLC.
As of December 31, 2013 and December 31, 2012, CIE had $39.8 million and $46.8 million, respectively of book value of indebtedness outstanding and payable to Caesars Entertainment, and Planet Hollywood had $462.5 million and $459.7 million, respectively, of book value of indebtedness outstanding and payable to third-party lenders. In addition, at December 31, 2013, Horseshoe Baltimore had $217.7 million of book value of indebtedness outstanding and payable to third-party lenders. Cash paid for interest for 2013 and 2012 was $23.8 million and $20.9 million, respectively.
CGP LLC believes that its cash and cash equivalents balance and its cash flows from operations will be sufficient to meet its normal operating and debt service requirements during the next 12 months and the foreseeable future and to fund capital expenditures expected to be incurred in the normal course of business.
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
In June 2012, CIE and Rock Gaming modified the agreement with Rock Gaming such that CIE issued to Rock Gaming approximately 382 shares of CIE common stock and a promissory note for $28.5 million in exchange for $30.4 million in cash. The promissory note is convertible into approximately 5,773 shares of CIE common stock. In November 2012, CIE issued to Rock Gaming an additional promissory note for $19.2 million in exchange for $19.2 million in cash. The additional promissory note is convertible into approximately 3,140 shares of CIE common stock. The ability to convert the promissory notes into shares is subject to the satisfaction of certain specified criteria in June 2014. Both promissory notes are classified as long-term in CGP LLC's Consolidated Balance Sheet at December 31, 2013 and in Predecessor Growth Partners' Combined Balance Sheet at December 31, 2012.
In connection with the acquisition of Planet Hollywood by Caesars Entertainment in 2010 and the assumption of debt, PHW Las Vegas, LLC entered into the Amended and Restated Loan Agreement (the "Planet Hollywood Loan Agreement") with

Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2007-TFL2 ("Lender"). On October 26, 2011, Caesars exercised its option to extend the Planet Hollywood senior secured loan to 2013. On December 5, 2013 the loan maturity was again extended to April 2015. No additional options exist to extend the maturity of the loan.
The book values of outstanding debt under the Planet Hollywood Loan Agreement were $462.5 million and $459.7 million at December 31, 2013 and December 31, 2012, respectively, and bear interest on the unpaid principal balance at a rate per annum equal to LIBOR plus 2.859%.
CBAC, a joint venture among Caesars Baltimore Investment Company, LLC ("Caesars Baltimore"), a wholly-owned indirect subsidiary of CEOC, Rock Gaming Mothership LLC, CVPR Gaming Holdings, LLC, STRON-MD Limited Partnership and PRT Two, LLC, entered into a credit agreement on July 2, 2013 (the "Baltimore Credit Facility") to finance the acquisition of land in Baltimore, Maryland and the construction of the Horseshoe Baltimore and a parking garage (collectively, the "Baltimore Development"). The Baltimore Credit Facility provides for (i) a $300.0 million senior secured term facility with a seven-year maturity, which is comprised of a $225.0 million facility that was funded upon the closing of the Baltimore Credit Facility, a $37.5 million delayed draw facility available from the closing of the Baltimore Credit Facility until July 2014 and a $37.5 million delayed draw facility available until January 2015 and (ii) a $10.0 million senior secured revolving facility with a five-year maturity. The Baltimore Credit Facility is secured by substantially all material assets of CBAC and its wholly-owned domestic subsidiaries. In connection with the foregoing, Caesars Baltimore and the other joint venture partners each provided, on a several and not joint basis, a completion guarantee with respect to the Baltimore Development, which guarantees completion of the construction of the Baltimore Development, availability of contemplated working capital and the discharge, bonding or insuring over of certain liens in connection with the Baltimore Development. The maximum liability of Caesars Baltimore under its completion guarantee is approximately $9.1 million.
Concurrently with the closing of the Baltimore Credit Facility, CBAC entered into an equipment financing term loan facility for up to $30.0 million (the "Baltimore FF&E Facility"). Under the Baltimore FF&E Facility, CBAC may use funds from the facility to finance or reimburse the purchase price and certain related costs of furniture, furnishings, and equipment (referred to as "FF&E") to be used in the Baltimore Development. Proceeds of the Baltimore FF&E Facility will also be available to refinance the purchase price of FF&E purchased with other amounts available to CBAC. Draws under the Baltimore FF&E Facility may be made after the closing date and prior to January 2015, provided that a final draw of the unused commitment amount will be deposited into an escrow account pledged to the collateral agent for the Baltimore FF&E Facility at the end of the commitment period, and such funds will be available for subsequent financing of FF&E purchases. CBAC is not permitted to reduce the commitments under the FF&E Facility. The Baltimore FF&E Facility will mature in January 2019.
The Baltimore FF&E Facility has covenants and events of default substantially consistent with the Baltimore Credit Facility, and other restrictive covenants customary for FF&E facilities of this type.
Other Obligations and Commitments
The table below summarizes CGP LLC's contractual obligations and other commitments as of December 31, 2013.

	Payments due by Period
(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt payable to related parties, face value	$39.8	$—	$39.8	$—	$—
Debt payable to third parties, face value(1)	724.7	0.1	499.3	9.1	216.2
Estimated interest payments to related parties(2)	14.9	8.8	6.1	—	—
Estimated interest payments to third parties(2)	150.7	29.7	45.3	41.5	34.2
Convertible note, face value(3)	47.7	47.7	—	—	—
Operating lease obligations	631.8	11.4	54.5	41.8	524.1
Other contractual obligations(4)	47.7	26.0	19.2	2.3	0.2
	$1,657.3	$123.7	$664.2	$94.7	$774.7
_________________________

(1)	Includes a capital lease obligation of $0.1 million.

(2)	Estimated interest for variable rate debt included in this table is based on rates at December 31, 2013.

(3)	CGP LLC intends to settle the convertible note through the issuance of Caesars Interactive common stock.

(4)
As of December 31, 2013, Caesars Entertainment had contributed $55.7 million of cash equity in the Maryland Joint Venture and may have to contribute up to an additional $22.3 million of capital contributions under the terms of the Maryland Joint Venture's operating agreement. CGP LLC has assumed all of Caesars Entertainment's uncalled capital commitments. See Note 19 — Subsequent Events of the CGP LLC Audited Financial Statements included in Exhibit 99.1 of this annual Report for information regarding the change in ownership percentage of the Baltimore JV and therefore reduces the amount of the potential capital contribution obligation.

Off- Balance Sheet Arrangements
CGP LLC did not have any off-balance sheet arrangements at December 31, 2013 nor did Predecessor Growth Partners at December 31, 2012.
Critical Accounting Policies and Estimates
CGP LLC and Predecessor Growth Partners prepared their financial statements in conformity with GAAP. Certain accounting policies, including the estimated consumption rate of virtual goods that is used for revenue recognition in the social and mobile games business, useful lives of property, equipment and intangible assets, income taxes, accounting for stock-based compensation, the valuation of contingent consideration, the valuation of contingently issuable non-voting membership units, the evaluation of goodwill and long-lived assets for impairment and Total Rewards point liability require that CGP LLC and Predecessor Growth Partners apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. CGP LLC's and Predecessor Growth Partners' judgments are based on historical experience, terms of existing contracts, observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. For a summary of CGP LLC's and Predecessor Growth Partners' significant accounting policies, please refer to the notes to the audited consolidated financial statements included in Note 1 - Description of Business and Summary of Significant Accounting Policies of the CGP LLC consolidated financial statements and Note 1 - Description of Business and Summary of Significant Accounting Policies of the Predecessor Growth Partners combined financial statements.
CGP LLC and Predecessor Growth Partners consider accounting estimates to be critical accounting policies when:

•	the estimates involve matters that are highly uncertain at the time the accounting estimate is made; and

•	different estimates or changes to estimates could have a material impact on the reported financial position, changes in financial position or results of operations.
When more than one accounting principle, or method of its application, is generally accepted, CGP LLC and Predecessor Growth Partners selected the principle or method that they consider to be the most appropriate when given the specific circumstances. Application of these accounting principles requires them to make estimates about the future resolution of existing uncertainties. Due to the inherent uncertainty involving estimates, actual results reported in the future may differ from those estimates. In preparing these financial statements, CGP LLC and Predecessor Growth Partners have made their best estimates and judgments of the amounts and disclosures included in the financial statements, giving regard to materiality.
Recent Accounting Pronouncements
The information regarding recent accounting pronouncements is included in Note 2 — Recently Issued Accounting Pronouncements to the CGP LLC consolidated financial statements and in Note 2 - Recently Issued Accounting Pronouncements to the Predecessor Growth Partners combined financial statements included elsewhere in this Annual Report on Form10-K.
Consolidation
CGP LLC consolidates into its financial statements the accounts of any variable interest entity for which it is determined to be the primary beneficiary. CGP LLC analyzes its variable interests to determine if the entity that is party to the variable interest is a variable interest entity in accordance with GAAP. This analysis requires significant judgment on the part of management, and any changes to that judgment could result in reaching a different consolidation conclusion. CGP LLC's analysis includes both quantitative and qualitative reviews. Quantitative analysis is based on the forecasted cash flows of the entity. Qualitative analysis is based on CGP LLC's review of the design of the entity, its organizational structure including decision-making ability and financial agreements. Based on current analysis, CBIC, a wholly-owned subsidiary of CGP LLC, has an ownership interest in CR Baltimore Holdings ("CRBH"), a variable interest entity. CBIC has been determined to be the primary beneficiary of CRBH and therefore consolidates CRBH into its financial statements. As CBIC is wholly-owned by CGP LLC, CGP LLC therefore also consolidates the CRBH variable interest.
CGP LLC also consolidates into its financial statements the accounts of any wholly-owned subsidiaries and any partially-owned subsidiaries that are not deemed to be variable interest entities and for which CGP LLC has the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method. The legal entity that owns the Planet Hollywood assets and the legal entity that owns the CEOC Notes both are wholly-owned subsidiaries of CGP LLC, and CIE is a majority-owned subsidiary of CGP LLC.
CGP LLC's consolidated financial statements include the elimination of all intercompany accounts and transactions.

Application of Purchase Method Accounting
Neither CGP LLC nor Predecessor Growth Partners had any business combination activity requiring the application of purchase method accounting within the Casino Properties and Developments segment during the periods presented in the accompanying financial statements.
On December 27, 2012, CIE, a subsidiary of CGP LLC and Predecessor Growth Partners, consummated the acquisition of substantially all of the assets of Buffalo Studios, a social and mobile games developer based in Santa Monica, California. Aggregate cash consideration paid for this acquisition was approximately $45.2 million. CIE also recorded contingent consideration payable of approximately $5.6 million associated with this acquisition as of the acquisition date, which has been subsequently adjusted to its estimated fair market value. CIE applied the acquisition method of accounting to this business combination, which required the following:
Identifying the acquirer
CIE acquired control of substantially all of the assets of Buffalo Studios from the individual shareholders, and created a wholly-owned subsidiary to record the activities of this business.
Determining the acquisition date
Title to all acquired assets, transfer of licensing requirements and the assumption of certain liabilities occurred upon closing, at midnight on December 27, 2012.
Recognizing and measuring the identifiable assets acquired and the liabilities assumed
As of December 31, 2012, CIE recorded the initial purchase price allocation of the acquired assets and assumed liabilities based upon the results of a preliminary valuation. CIE finalized its purchase price allocation for this transaction during the fourth quarter 2013 with no material changes from the initial allocation.
Recognizing and measuring goodwill
CIE recorded the estimated fair values of the identifiable net assets acquired and liabilities assumed. As the consideration paid exceeded these estimated fair values, the excess was recorded as goodwill.
The application of the acquisition method accounting guidance had the following effects on its consolidated financial statements: (i) CIE measured the fair value of identifiable assets and liabilities in accordance with promulgated valuation recognition and measurement provisions and recognized such in CGP LLC's consolidated balance sheet as of December 31, 2013 and in Predecessor Growth Partners combined balance sheet as of December 31, 2012; and (ii) CIE reported the operating results of Buffalo Studios in Predecessor Growth Partners' combined statements of operations and cash flows for the final four days of the period ending December 31, 2012 and the period ended October 21, 2013 as well as in CGP LLC's consolidated financial statements for the period from October 22, 2013 through December 31, 2013.
CIE engaged independent third-party valuation expertise to assist in the fair value determination of identifiable intangible assets such as the established user base, the gaming engine and the developed games, and in the fair value determination of any other significant tangible assets or liabilities, such as long-lived property. Enterprise value allocation methodology requires management to make assumptions and apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities primarily using discounted cash flows and replacement cost analysis. If actual amounts significantly differed from the estimates or assumptions used to complete the enterprise valuation and estimate the fair value of acquired assets and liabilities, the resulting difference could materially affect the fair value of net assets.
In total, CIE recorded acquisition date fair values of Buffalo Studios’ assets of approximately $52.9 million, and fair value of liabilities assumed of approximately $2.1 million, excluding contingent consideration. The financial position of Buffalo Studios is presented in the Combined Balance Sheet of Predecessor Growth Partners as of December 31, 2012 and is consolidated in the CGP LLC Balance Sheet as of December 31, 2013.
Assets and liabilities contributed to or acquired by CGP LLC in the Transactions described previously are considered transactions between entities under common control. Thus, there is no goodwill or recognition of previously unrecognized other intangible assets resulting from the Transactions.
Receivables
Accounts receivable are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. We reserve an estimated amount for gaming receivables that may not be collected to reduce receivables to their net carrying amount, which approximates fair value. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves.
Marker play represents a significant portion of our overall table games volume. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States' assets of foreign customers may be reached to satisfy judgments entered in the United States. We consider the likelihood and difficulty of enforceability, among other factors, when we issue credit to customers who are not residents of the United States.
Long-Lived Assets
CGP LLC has significant capital invested in its long-lived assets and judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets, and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation and amortization expense recognized in the financial results and whether CGP LLC has a gain or loss on the disposal of an asset. CGP LLC assigns lives to its assets based on its standard policy, which is established by management as representative of the useful life of each category of asset. CGP LLC reviews the carrying value of its long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition, and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the reporting unit level, which, for most of CGP LLC's assets, is the individual property.
Goodwill and Other Non-Amortizing Intangible Assets
The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. CGP LLC and Predecessor Growth Partners determined the estimated fair values after review and consideration of relevant information including discounted cash flows, quoted market prices and estimates made by management. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed such excess is recorded as goodwill.
Predecessor Growth Partners performed its annual goodwill impairment assessment as of September 30 or more frequently if impairment indicators existed. CGP LLC will perform its annual goodwill impairment assessment as of October 1, or more frequently if impairment indicators exist. CGP LLC determines, and Predecessor Growth Partners determined, the estimated fair value of each reporting unit based on a combination of earnings before interest, taxes, depreciation and amortization ("EBITDA") and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. CGP LLC also evaluates, and Predecessor Growth Partners also evaluated, the aggregate fair value of all of its reporting units and other non-operating assets in comparison to its aggregate debt and equity market capitalization at the test date. EBITDA multiples and discounted cash flows are common measures used to value businesses in CGP LLC's industry.
Predecessor Growth Partners performed an annual impairment assessment of other non-amortizing intangible assets as of September 30 or more frequently if impairment indicators existed. CGP LLC will perform an annual impairment assessment of other non-amortizing intangible assets as of October 1 or more frequently if impairment indicators exist. CGP LLC determines, and Predecessor Growth Partners determined, the estimated fair value of non-amortizing intangible assets by primarily using the "Relief From Royalty Method" and "Excess Earnings Method" under the income approach.
The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results, valuation multiples, and discount rates to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. Thus, to the extent the gaming volumes deteriorate further in the near future, discount rates increase significantly, or CGP LLC does not meet its projected performance, CGP LLC could have additional impairments to record in the next twelve months, and such impairments could be material. This is especially true for any of CGP LLC's properties where goodwill and other non-amortizing intangible assets have been partially impaired as a result of a recent impairment analysis. Charges related to goodwill and intangible assets other than goodwill are recognized in impairment of intangible and tangible assets in the Statements of Operations.
Total Rewards Point Liability Program
CEC's customer loyalty program, Total Rewards, offers incentives to customers who gamble at all of CGP LLC's casino entertainment facilities located in the U.S. and Canada for on-property entertainment expenses, including gaming, hotel, dining, and retail shopping. Under the program, customers are able to accumulate, or bank, reward credits over time that they may redeem at their discretion under the terms of the program. The reward credit balance will be forfeited if the customer does not earn a reward credit over the prior six-month period. As a result of the ability of the customer to bank the reward credits, CGP LLC accrues the estimated cost of fulfilling the redemption of reward credits, after consideration of estimated forfeitures (referred to as "breakage"), as they are earned. The estimated value of reward credits is expensed as the reward credits are earned by customers and is included in direct casino expense in Predecessor Growth Partners and CGP LLC's Consolidated Statements of Operations. To arrive at the estimated cost associated with reward credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates, and the mix of goods and services for which reward credits will be redeemed. CGP LLC uses historical data to assist in the determination of estimated accruals.
Revenue Recognition
Interactive Entertainment—Social and Mobile Games
CIE derives revenue from the sale of virtual currencies within casino-themed social and mobile games which are played on various global social and mobile third-party platforms. CIE's Slotomania and Bingo Blitz applications represented 89% of CIE’s social and mobile games revenue for the year ended December 31, 2013.
Within the Slotomania application, game players may collect free virtual coins on a regular basis, may send "gifts" of either free virtual coins or free slot machine spins to their friends through interactions with the Facebook application, and may "earn" free virtual coins through targeted marketing promotions. Within the Bingo Blitz application, game players may collect free bingo credits on a regular basis, may send "gifts" of free bingo credits or other virtual items to their friends through interactions with the Facebook application, and may "earn" free bingo credits through targeted marketing promotions. Virtual coins in Slotomania and virtual bingo credits in Bingo Blitz (collectively referred to as "virtual currency" or "virtual goods") allow the game players to play the respective games free of charge. If a game player wishes to obtain virtual goods above and beyond the level of free virtual goods available to that player, the player may purchase additional virtual goods. Once a purchase of virtual goods is completed, the coins are deposited into the players account and are not separately identifiable from previously purchased virtual goods or virtual goods obtained by the game player for free.
Once obtained, virtual currency (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play. When virtual currency is played in the games, the game player could "win" and would be awarded additional virtual currency, or could "lose" and essentially lose the future use of that virtual currency. As the game player does not receive any additional benefit from the games, nor is the game player entitled to any additional rights once the game player’s virtual goods are substantially consumed, CIE has concluded that the virtual goods represent consumable goods.
CIE has determined through a review of customer play behavior that game players who purchase virtual currency generally are not purchasing additional virtual currency if their existing virtual goods balances have not been substantially consumed. As CIE is able to track the duration between purchases of virtual currency for individual game players, CIE is able to reliably estimate the period of time over which virtual currency is consumed. As such, CIE recognizes revenue using an item-based revenue model.
Because CIE is unable to distinguish whether purchased or free virtual currency is consumed, CIE must estimate the amount of outstanding purchased virtual currency at each reporting period based on customer behavior. Based upon an analysis of the customers’ historical play behavior, the timing difference between when virtual currencies are purchased by a customer and when those virtual currencies are consumed in gameplay is relatively short. CIE records within other current liabilities the deferred revenue associated with its social and mobile games, and also records within other current assets the prepaid platform fees associated with this deferred revenue.
CIE continues to gather detailed customer play behavior and assess this data in relation to its revenue recognition policy. To the extent the customer play behavior changes, CIE will reassess its estimates and assumptions used for revenue recognition.
The Slotomania and Bingo Blitz applications are played on various social and mobile third-party platforms for which such third parties collect monies from CIE’s customers and pay CIE an amount after deducting a platform fee. CIE is the primary obligor with its customers under these arrangements, retains the ability to establish the pricing for its virtual currencies, and assumes all credit risk with its customers.
Based upon the above facts, CIE recognizes revenues from its game-playing customers on a gross basis and related platform fees are recorded as a component of operating expense.
Prior to September 2013, transactions conducted through the Facebook platform were facilitated using Facebook credits ("FB Credits"), which is a form of virtual currency specific to the Facebook platform. Effectively, transactions priced by CIE to sell a specified number of virtual goods for a specified cost in a game player’s local currency had FB Credits inserted into the transaction flow, whereby the purchase price paid by the game player was first converted to FB Credits, and the FB Credits were then converted into the resulting number of virtual goods. This provided a means for Facebook platform users to accumulate FB

Credits prior to making an in-application purchase, and for the Facebook platform to provide to its users FB Credits at a discount or for free.
Subsequent to the September 2013 elimination of FB Credits, Facebook may provide free gift cards or determine other means of discounting virtual currencies purchased by the Facebook platform users. As a result, CIE reviews the individual transaction details to ensure that revenues recognized for the sale of virtual currencies through the Facebook platform represent cash paid for such currencies by CIE’s game players.
WSOP and Online Real Money Gaming
The majority of the WSOP and non-US regulated online real money licensed gaming revenue is derived from licensing the WSOP and Caesars trade names to third parties for the use in regulated online real money gaming and social and mobile games, the licensing of the WSOP trade name, and television rights and sponsorship for the WSOP live tournaments. With respect to the licensing agreements, CIE’s revenues are typically based upon a percentage of revenue earned by its licensees and the fees received from Caesars Entertainment for the WSOP live tournament events.
CIE’s license fee revenues generated from regulated online real money gaming are recognized as earned based on a contractually agreed upon percentage of the net gaming revenue. CIE believes that it is the agent in these transactions and therefore records the net licensing revenue derived from its licensees’ net gaming revenue. Revenue related to the licensing of the WSOP trade name to third parties for the use in for social, mobile and console games is recognized based on an agreed percentage of the third parties' revenues through revenue sharing agreements.
Media and sponsorship revenues related to WSOP live tournaments are recorded as earned generally over the initial broadcasting period of the WSOP live tournaments.
Online real money gaming revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for player deposits. Cash discounts and other cash incentives related to online real money gaming are recorded as a reduction to WSOP and online real money gaming revenues.
Casino Properties and Developments
Casino Revenues. Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. However, jackpots, other than the incremental amount of progressive jackpots, are recognized at the time they are won by customers. CGP LLC accrues the incremental amount of progressive jackpots as the progressive machine is played and the progressive jackpot amount increases, with a corresponding reduction of casino revenue.
Food, Beverage, Rooms, and Other. Food, beverage, accommodations, and other revenues are recognized when services are performed. The retail value of accommodations, food and beverage, and other services furnished to casino guests without charge is included in gross revenue and then deducted as promotional allowances.
Stock-based Compensation
Caesars Entertainment grants stock-based compensation awards in Caesars Entertainment common stock to certain employees that work for the management companies of Planet Hollywood and Horseshoe Baltimore under the Caesars 2012 Performance Incentive Plan. Caesars Entertainment’s allocated expenses associated with Planet Hollywood or Horseshoe Baltimore's executives' stock-based awards for the years ended December 31, 2013 and 2012 were not material to the consolidated financial statements.
CIE grants stock-based compensation awards in Caesars Interactive common stock to its employees and service providers in accordance with the Caesars Interactive Entertainment, Inc. Amended and Restated Management Equity Incentive Plan (the "Plan"), which is intended to promote the interests of CIE and its shareholders by providing key employees, directors, service providers and consultants with an incentive to encourage their continued employment or service and improve the growth and profitability of CIE. The Plan provides for the Plan to be administered by the Human Resources Committee of the Board of Directors of CAC (the "Committee"). As a matter of policy, the exercise price of all options granted under the Plan has been determined by the Committee to ensure that the exercise price of options granted under the Plan complies with the requirement that such exercise price is not less than the fair market value of the underlying shares at the respective grant dates.
The following is a description of the components of these programs under the Plan as of December 31, 2013:
Stock Options and Warrants
Time-based stock options have been granted to Caesars Interactive employees and non-employees, and time-based warrants have been granted to non-employees. Historically, both the options and warrants were generally subject to a five-year vesting period; vesting 20% per year on each anniversary of its effective date, until 100% of the options or warrants are fully vested and exercisable. Vesting is subject to the participant’s continued employment or service for non-employees, through the applicable vesting date. On September 30, 2013 and October 10, 2013, certain key Caesars Interactive employees and non-employees were granted time-based stock options which vest ratably over a period of either five or seven years.
Certain Caesars Interactive employees have been granted Caesars Interactive stock options, and one service provider has been granted a warrant to purchase common stock of Caesars Entertainment, with vesting conditions associated with the legalization and implementation of online gaming in the U.S. These stock options and warrants vest based on conditions other than market, performance or service conditions and therefore have been recorded as liability-classified instruments and are measured at their fair value at each reporting date for accounting purposes.
    All warrants to non-employees and the majority of the stock options to employees and non-employees contain a call option, at a fixed amount, which is exercisable by CIE. Since the embedded call feature is at a fixed price, the call feature could result in a repurchase amount that is less than the fair value of the underlying shares. Therefore, these options and warrants are liability-classified instruments and are measured at fair value at each reporting date for accounting purposes. All options without the call provision are equity-classified instruments and are measured at their fair value at the date of grant for accounting purposes. All unexercised options and warrants expire on the tenth anniversary of the grant date.
Restricted Shares and RSU's
Certain key employees of a subsidiary of Caesars Interactive have been granted restricted shares, which vest on the third anniversary of grant as long as the employee remains employed through this anniversary date. Prior to July 25, 2012, certain of the restricted shares contained a call option, at a fixed amount, which was exercisable by Caesars Interactive. Therefore, these restricted shares were liability-classified instruments and were measured at fair value at each reporting date for accounting purposes. This call option was removed from the restricted shares on July 25, 2012 at which time the shares were reclassified to equity classified awards. There was no incremental cost associated with this modification as the modification did not alter the fair value of the underlying award. The liability recognized in the Combined Balance Sheet was reclassified to Additional paid-in capital on the modification date. Restricted shares without this call provision are equity-classified instruments and are measured at their fair value at the date of grant for accounting purposes.
On September 30, 2013 and October 10, 2013 certain key Caesars Interactive employees were granted restricted stock units ("RSUs"), which are subject to either a five-year or seven-year vesting period. For RSU awards subject to a seven-year vesting period, 25% of the award vests ratably over four years, 25% vests ratably over five years, 25% vests ratably over six years and 25% vests ratably over seven years. The remaining RSUs granted on September 30, 2013 and October 10, 2013 are subject to a five-year vesting period such that 20% of the awards vest in each year starting with and subsequent to the first anniversary of the grant date. Restricted shares and RSUs are equity-classified instruments and are measured at their fair value at the date of grant for accounting purposes.
On June 2, 2013, Predecessor Growth Partners entered into a binding letter agreement for the separation of employment of a senior management team member of a subsidiary of Caesars Interactive. Under this memorandum of understanding, this individual has agreed to forfeit his unvested options and exercise his vested options, and Predecessor Growth Partners has agreed to purchase from this individual, at an agreed upon price, the shares he acquires pursuant to the exercise of his options, plus previously owned Management Shares and restricted shares, subject to the execution of a final definitive agreement.

CIE granted the following stock options and warrants and RSUs since January 1, 2012:

	Number of Options / Shares Granted	Weighted Average Exercise Price	Weighted Average Fair Value Per Share(1)
Quarter Ended March 31, 2012
Stock options and warrants	325	$4,971.50	$2,029.56
Quarter Ended June 30, 2012
Stock options and warrants	—	—	—
Quarter Ended September 30, 2012
Stock options and warrants	611	5,000.00	2,353.09
Quarter Ended December 31, 2012
Stock options and warrants	475	6,115.00	3,160.45
Quarter Ended March 31, 2013
Stock options and warrants	—	—	—
Quarter Ended June 30, 2013
Stock options and warrants	690	5,865.00	2,583.29
Quarter Ended September 30, 2013
Stock options and warrants	3,770	5,500.00	2,628.26
RSUs	3,420	N/A	5,470.00
Quarter Ended December 31, 2013
Stock options and warrants	1,840	5,500.00	2,618.49
RSUs	1,840	N/A	5,470.00
_________________________
(1) For stock options and warrants, the fair value represents the grant date fair value of the option or warrant. For RSUs, the fair value represents the grant date value of the underlying stock.
Management Shares
In October 2011, certain key CIE employees purchased common stock of Caesars Interactive Entertainment ("Management Shares"). Management Shares are equity-classified instruments for accounting purposes.
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
Valuation of CIE Common Stock
Caesars Interactive determines the value of its common stock in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the "Practice Aid"). The valuations of CIE’s common stock were performed retrospectively by an internal valuation specialist for valuation dates of March 31, 2012 and earlier. The valuations of CIE’s common stock were performed contemporaneously by this same internal valuation specialist for the valuation dates between March 31, 2012 and June 30, 2012. Valuations subsequent to June 30, 2012 were determined with the assistance of a third-party valuation firm.
In performing these valuations, the valuation specialists considered the appropriate valuation methodology to use based on the stage of development of CIE at the valuation date, in accordance with the Practice Aid. The valuation specialist considered a number of significant valuation events including, but not limited to, the following:

•	The November 2013 listing of the common stock of CAC on the NASDAQ Global Select Market;

•	The October 2013 consummation of the Transactions;

•
CIE’s voluntary redemptions of shares from management shareholders electing to redeem such shares, one of which closed in the first quarter of 2013 and one of which closed in the third quarter of 2013;

•	The fourth quarter 2012 exercise by an independent third-party investor of their option to purchase shares of CIE’s common stock; and

•	The first quarter 2012 arms-length sale of CIE common stock.
Through December 31, 2013, CIE performed valuations of its common stock and took into account facts and circumstances specific to each quarter. Given the relative independence of the components of the entity, the valuation specialists, both internal and external, performed sum of the parts valuations which used a combination of market-based and income-based approaches for the various business components to determine the value of each component of the business, and then aggregated these component values to arrive at the estimated business enterprise value.
After concluding on a business enterprise value, the valuation specialists then converted that value to an equity value by subtracting the debt on the balance sheet as of each valuation date. The resultant equity value was divided by the number of outstanding common shares at each valuation date to determine the fair value of an individual share of common stock.
The valuation specialists also considered the appropriate premiums and discounts that must be assessed in relation to the valuation of CIE's common stock supporting the outstanding options and warrants. The majority of CIE's common stock is owned by CGP LLC. As such, any shares obtained pursuant to options and warrants will have the same inability to control or influence decisions that are subject to shareholder approval as the shares that were obtained in the first quarter 2012 arms-length sale of CIE's common stock to an independent investor and in the fourth quarter sale of CIE's common stock pursuant to the third-party investor’s exercise of their purchase option. As such, the common stock valuation methodology used for purposes of valuing stock options did not require any additional discount for lack of control.
Having taken the above considerations into account, the fair value of CIE’s common stock was then used by an independent third-party valuation specialist to determine the fair value of CIE’s options and warrants.
The following are the facts and circumstances considered in each quarter in determining the business enterprise value:
Quarter Ended March 31, 2012
The fair value of CIE's common stock as of March 31, 2012 was $4,846.66 per share. During this quarter, CIE closed the aforementioned transaction in which CIE sold its shares to a third-party, and the value implied by that transaction was determined to be the best indicator of value as of the valuation date. The modest increase reflects the accumulation of cash generated from operations during the quarter.
Quarter Ended June 30, 2012
The fair value of CIE's common stock as of June 30, 2012 was $4,984.66 per share. The modest increase reflects the net impact of positive operating results during the quarter, which were mostly offset by the reduction in market valuations of CIE's peer companies used in its internal valuation process.
Quarter Ended September 30, 2012
The fair value of CIE's common stock as of September 30, 2012 was $6,270 per share. The significant increase reflects the net impact of positive operating results during the quarter and an increase in CIE's forecasted financial performance, combined with changes to underlying valuation assumptions, primarily related to the nature and expected timing of future liquidity events.
Quarter Ended December 31, 2012
The fair value of CIE's common stock as of December 31, 2012 was $5,450 per share. The decrease from the prior quarter reflects the reduction in market valuations and multiples exhibited by many of the peer companies used in CIE's internal valuation process. Specifically, stock prices for the peer companies declined by approximately 20 percent over the fourth quarter of 2012. Given the timing of CIE's voluntary share redemption offer to members of management during the first quarter 2013, in which CIE purchased from management approximately 536 shares of CIE's common stock at a price of $5,221, the December 31, 2012 value of CIE's common stock also gave consideration to this first quarter 2013 purchase transaction.
Quarter Ended March 31, 2013
The fair value of CIE’s common stock as of March 31, 2013 was $5,500 per share. Shortly after the quarter, CAC and Caesars Entertainment concluded on the Transactions, and the value implied by that transaction was determined to be the best indicator of value as of the valuation date. The modest increase from the prior quarter reflects primarily the accumulation of cash generated from operations, including growth from the acquisition of Buffalo Studios during the fourth quarter.
Quarter Ended June 30, 2013
The fair value of CIE’s common stock as of June 30, 2013 was $5,500 per share, consistent with the value at March 31, 2013.

Quarter Ended September 30, 2013
The fair value of CIE’s common stock as of September 30, 2013 was $5,470 per share, consistent with the value determined independently in connection with the Transactions.
Quarter Ended December 31, 2013
The fair value of CIE's common stock as of December 31, 2013 was $8,010 per share. The drivers of the large increase in share price include the launch of real money gaming in New Jersey in November 2013, and significant acceleration in the Playtika business late in the fourth quarter.
Investment in Senior Notes Previously Issued by a Related Party
Investments in notes issued by a related party consist of approximately $1.1 billion of aggregate principal amount of the CEOC Notes. The notes have fixed cash-pay interest rates ranging from 5.625% to 6.50% and maturities ranging from 2015 to 2017. These notes have been determined to be classified as "available for sale" in accordance with the provisions of ASC 320, Investments—Debt and Equity Securities, and accordingly are carried at fair value with the unrealized gain or loss reported in other comprehensive income. Fair value is determined by currently available market prices. Accumulated unrealized gains and losses, net of taxes, are reported as a component of stockholders' equity. Realized gains and losses on investments are recognized in the Consolidated Statement of Operations and Comprehensive Income. An impairment loss will be recognized and will reduce an investment’s carrying amount to its fair value when a decline in the fair value of an individual security below its cost or carrying value is determined to be other-than-temporary.
CGP LLC reviews its investment portfolio quarterly to determine if any investment is other-than-temporarily impaired. CGP LLC determines impairment is other-than-temporary when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery in value or it is not expected to recover its entire amortized cost basis ("credit-related loss"). However, if CGP LLC does not expect to sell a debt security, it still evaluates expected cash flows to be received and determines if a credit-related loss exists. In the event of a credit-related loss, only the amount of impairment associated with the credit-related loss is recognized in earnings. Fair value adjustments relating to factors other than credit-related losses deemed as other-than-temporary impairments would be recorded as a component of stockholders' equity.
Income Taxes
CGP LLC records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. CGP LLC reduces the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the more likely than not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, CGP LLCs' experience with operating loss and tax credit carryforwards not expiring unused and tax planning alternatives.
The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
For the period October 22 to December 31, 2013, the provision for income taxes only includes CIE, the corporate subsidiary of CGP LLC, which was taxed as a corporation for US federal, state and foreign income tax purposes. CGP LLC is treated as a pass-through entity for US federal and state income tax purposes whereby all income or loss is passed through to its Members and taxed by each Member.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
CAESARS ACQUISITION COMPANY
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, currency exchange rates and commodity prices. As CAC will only hold an investment in CGP LLC accounted for using the HLBV form of the equity method of accounting, we do not believe that CAC has significant market risk exposure.
CAC does not purchase or hold any derivative financial instruments for hedging or trading purposes.
CAESARS GROWTH PARTNERS, LLC
CGP LLC's primary exposure to market risk is related to interest rate risk associated with its investments. CGP LLC's investment in debt securities which are classified as available for sale and reported at fair value includes investments in notes issued by a subsidiary of Caesars Entertainment. As these investments are not diversified across industries or companies, CGP LLC is subject to a significant concentration of credit risk.
Planet Hollywood has an interest rate cap agreement for a notional amount of $501.4 million at a LIBOR cap rate of 7.0%, which matures on April 9, 2015. Caesars Interactive has an unsecured credit facility with Caesars Entertainment for a notional amount of $39.8 million at a rate of LIBOR plus 5%, which matures on November 29, 2016. Assuming a constant outstanding balance for our variable rate debt with both third parties and with related parties for the next twelve months, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by $5.3 million. At December 31, 2013, the weighted average USD LIBOR rate on our variable rate debt was 0.19%. A hypothetical reduction of this rate to 0% would decrease interest expense for the next twelve months by $0.9 million.
CGP LLC does not purchase or hold any derivative financial instruments for trading purposes.
CGP LLC generates a significant portion of its social and mobile games revenue outside the United States. Foreign currency transaction gains and losses were not material to CGP LLC's or Predecessor Growth Partners' results of operations for 2013 and 2012. For 2013 and 2012, $107 thousand and $484 thousand, respectively, was recognized in foreign currency transaction losses associated with social and mobile games revenues generated in currencies other than U.S. dollars. CGP LLC’s exposure to this foreign currency exchange risk is minimized by the relatively short payment cycles, which is typically every two weeks for payments from Facebook and monthly for payments from Apple.
CGP LLC’s other foreign currency risk primarily relates to the operating expenses of CIE's offices in Montreal, Tel Aviv, Belarus and the Ukraine. In addition, CGP LLC has currency risk associated with certain license agreements denominated in currencies other than U.S. dollars. In the aggregate, expenses related to operating non-U.S. offices and revenues earned under all non-U.S. dollar denominated agreements were not material to CGP LLC and Predecessor Growth Partners' results for the periods presented.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Caesars Acquisition Company:
We have audited the accompanying balance sheet of Caesars Acquisition Company (the "Company") as of December 31, 2013 and the related statements of operations, comprehensive income, stockholders' equity and cash flows for the period from February 25, 2013 (inception date) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of Caesars Acquisition Company as of December 31, 2013, and the results of its operations and its cash flows for the period from February 25, 2013 through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the financial statements, the Company was formed to own 100% of the voting membership units of Caesars Growth Partners, LLC ("CGP LLC"), a joint venture between the Company and Caesars Entertainment Corporation that was formed on October 21, 2013. The Company’s investment in CGP LLC, a variable interest entity, is accounted for under the equity method and the Company recognizes earnings from its equity method investment using the hypothetical liquidation at book value method.
/s/ Deloitte & Touche LLP
Las Vegas, Nevada
March 28, 2014

CAESARS ACQUISITION COMPANY
BALANCE SHEET
(In millions, except par value and share data)

December 31, 2013
Assets
Current assets
Cash and cash equivalents	$—
Receivables, net	2.5
Prepayments and other current assets	1.1
Total current assets	3.6

Equity method investment in Caesars Growth Partners, LLC	1,141.9
Deferred tax assets	2.1
Total assets	$1,147.6

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1.4
Payables to related party	0.1
Deferred tax liabilities	0.4
Total current liabilities	1.9

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock: $0.001 par value; 300,000,000 Class A shares and 900,000,000 Class B shares authorized at December 31, 2013; 135,771,882 Class A shares issued and outstanding at December 31, 2013	0.1
Additional paid-in capital	1,141.1
Retained earnings	4.5
Total stockholders' equity	1,145.7
Total liabilities and stockholders' equity	$1,147.6

See accompanying Notes to Financial Statements.

CAESARS ACQUISITION COMPANY
STATEMENT OF OPERATIONS
(In millions, except per share data)

February 25, 2013 Through December 31, 2013
Revenues	$—
Operating expenses	(0.4)
Income from equity method investment in Caesars Growth Partners, LLC	7.3
Income before provision for income taxes	6.9
Provision for income taxes	(2.4)
Net income	$4.5

Earnings per share - basic and diluted	$0.19
Weighted average common shares outstanding - basic and diluted	23.5

See accompanying Notes to Financial Statements.

CAESARS ACQUISITION COMPANY
STATEMENT OF COMPREHENSIVE INCOME
(In millions)

February 25, 2013 Through December 31, 2013
Net income	$4.5
Other comprehensive income, net of income taxes	—
Total comprehensive income	$4.5

See accompanying Notes to Financial Statements.

CAESARS ACQUISITION COMPANY
STATEMENT OF STOCKHOLDERS' EQUITY
(In millions)

	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at February 25, 2013	$—	$—	$—	$—
Net income	—	—	4.5	4.5
Initial public offering	0.1	1,173.0	—	1,173.1
Restoration of value of subscription rights to Caesars Entertainment	—	(21.1)	—	(21.1)
Issuance costs	—	(10.8)	—	(10.8)
Balance at December 31, 2013	$0.1	$1,141.1	$4.5	$1,145.7

See accompanying Notes to Financial Statements.

CAESARS ACQUISITION COMPANY
STATEMENT OF CASH FLOWS
(In millions)

February 25, 2013 Through December 31, 2013
Cash flows from operating activities
Net income	$4.5
Adjustments to reconcile net income to cash flows provided by operating activities
Income from equity method investment in Caesars Growth Partners, LLC	(7.3)
Distribution from equity method investee Caesars Growth Partners, LLC	6.6
Net change in deferred income taxes	(1.7)
Net change in working capital accounts	(2.1)
Cash flows provided by operating activities	—
Cash flows from investing activities
Purchase of investment in Caesars Growth Partners, LLC	(1,173.1)
Cash flows used in investing activities	(1,173.1)
Cash flows from financing activities
Issuance of common stock	1,173.1
Cash flows provided by financing activities	1,173.1
Net increase in cash and cash equivalents	—
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$—

See accompanying Notes to Financial Statements.

CAESARS ACQUISITION COMPANY
NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Business and Summary of Significant Accounting Policies
Organization and Description of Business
Caesars Acquisition Company (the "Company," "CAC," "we," "our" and "us"), a Delaware corporation, was formed on February 25, 2013 to make an equity investment in Caesars Growth Partners, LLC ("CGP LLC"), a joint venture between CAC and subsidiaries of Caesars Entertainment Corporation ("CEC" or "Caesars Entertainment"), and following the transactions described below, directly owns 100% of the voting membership units of CGP LLC, a Delaware limited liability company. CGP LLC was formed on July 16, 2013 for the purpose of acquiring certain businesses and assets of Caesars Entertainment and to pursue high-growth operating assets.
On October 21, 2013, the joint venture was formed between subsidiaries of Caesars Entertainment and CAC through the execution of the series of transactions described below (which are collectively referred to as the "Transactions"):

(i)
The Class A common stock of CAC was made available via a subscription rights offering by Caesars Entertainment to its shareholders as of October 17, 2013 (the "Rights Offering"), whereby each subscription right entitled its holder to purchase from CAC one share of CAC's Class A common stock or the right to retain such subscription right;

(ii)
Affiliates of Apollo Global Management, LLC ("Apollo") and affiliates of TPG Global, LLC ("TPG" and, together with Apollo, the "Sponsors") exercised their basic subscription rights in full and purchased $457.8 million worth of CAC's Class A common stock at a price of $8.64 per whole share;

(iii)	CAC used the proceeds from the exercise of the basic subscription rights in clause (ii) above to purchase 100% of the voting units of CGP LLC;

(iv)
CGP LLC subsequently used $360.0 million of the proceeds received from CAC in clause (iii) above to purchase from Caesars Entertainment Operating Company, Inc. ("CEOC"), a wholly-owned subsidiary of Caesars Entertainment (we refer to the following assets as the "Purchased Assets"):

a.	the equity interests of PHWLV, LLC ("PHWLV"), which holds the Planet Hollywood Resort & Casino in Las Vegas ("Planet Hollywood");

b.
the equity interests of Caesars Baltimore Investment Company, LLC (the "Maryland Joint Venture") the entity that indirectly holds interests in the owner of the Horseshoe Baltimore Casino ("Horseshoe Baltimore") in Maryland, a licensed casino development project expected to open in the third quarter of 2014; and

c.
a 50% interest in the management fee revenues of PHW Manager, LLC, which manages Planet Hollywood, and Caesars Baltimore Management Company LLC, which holds an agreement to manage the Maryland Joint Venture.

(v)
Caesars Entertainment contributed all of the shares of Caesars Interactive Entertainment, Inc.’s ("CIE") outstanding common stock held by a subsidiary of Caesars Entertainment and approximately $1.1 billion in aggregate principal amount of senior notes held by a subsidiary of Caesars Entertainment (the "CEOC Notes" and, together with the shares of CIE, the "Contributed Assets") to CGP LLC, in exchange for all of CGP LLC’s non-voting units.

Prior to the consummation of the Transactions, Planet Hollywood was owned by PHW Las Vegas, LLC ("PHW Las Vegas"). On October 21, 2013, in connection with and prior to the closing of the Transactions, PHW Las Vegas contributed and assigned to PHWLV, a wholly-owned subsidiary of PHW Las Vegas, and PHWLV accepted and assumed from PHW Las Vegas, all of its assets and liabilities of PHW Las Vegas, including Planet Hollywood.
The closing of the Rights Offering for subscription rights not previously exercised by the Sponsors, and for any over-subscription privileges including over-subscription privileges exercised by the Sponsors, occurred on November 18, 2013 and CAC distributed a total of 135,771,882 shares of Class A common stock to the holders of subscription rights who validly exercised their subscription rights and paid the subscription price in full. CAC received aggregate gross proceeds from the Rights Offering of approximately $1,173.1 million. Effective November 19, 2013, our common stock trades on the NASDAQ Global Select Market under the symbol "CACQ."
Pursuant to the terms of the Transactions, CGP LLC is obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from CIE's social and mobile games business exceeds a specified threshold amount in 2015. The number of units to be issued is capped at a value of $225 million divided by the value of the non-voting units at the date of the Transactions.
Basis of Presentation
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of expenses during the reporting periods. Management believes the accounting estimates are appropriate and reasonably stated. However, due to the inherent uncertainties in making these estimates, actual amounts could differ.
In the opinion of management, the accompanying financial statements include all adjustments necessary for a fair presentation of the financial position as of the dates presented.
As a parent entity of an equity method investee whose complete consolidated financial statements are included in this financial report, segment reporting is not required.
Principles of Consolidation
We consolidate into our financial statements the accounts of all wholly-owned subsidiaries and any partially-owned subsidiary that we have the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method. Up through and including December 31, 2013, we had no wholly-owned subsidiaries or any partially-owned subsidiaries.
We also consolidate into our financial statements the accounts of any variable interest entity for which we are determined to be the primary beneficiary. Up through and including December 31, 2013, we analyzed our variable interests to determine if the entity that is party to the variable interest is a variable interest entity in accordance with GAAP. Our analysis included both quantitative and qualitative reviews. Qualitative analysis is based on our review of the design of the entity, its organizational structure including decision-making ability, financial agreements, and operating agreements.
Following consummation of the Transactions, CAC serves as CGP LLC’s managing member and sole holder of all of its outstanding voting units, and subsidiaries of Caesars Entertainment hold all of CGP LLC’s outstanding non-voting units. However, based upon the structure of CGP LLC and the related economics, CGP LLC has been determined to be a variable interest entity of which Caesars Entertainment is the primary beneficiary. Therefore, CAC does not consolidate CGP LLC into its financial statements. Instead, CAC accounts for its investment in CGP LLC using a balance sheet approach to the equity method of accounting, referred to as hypothetical liquidation at book value ("HLBV") accounting.
Up through and including December 31, 2013, we had no consolidated variable interest entities.
Cash and Cash Equivalents
Cash equivalents are highly liquid investments with maturities of less than three months from the date of purchase and are stated at the lower of cost or market value.
Equity method investment in Caesars Growth Partners, LLC
We account for our investment in CGP LLC using the HLBV form of the equity method of accounting. Under the HLBV form of equity method accounting, we record our interest in the CGP LLC entity based upon our contractual claim on CGP LLC’s accounting balance sheet pursuant to the mandatory liquidation provisions of the CGP Operating Agreement. Under this approach, our income or loss that we recognize in any period will represent the increase or decrease in our claim on CGP LLC’s balance sheet assuming a hypothetical liquidation at the end of that reporting period when compared with our claim on CGP LLC’s balance sheet assuming a hypothetical liquidation at the beginning of that reporting period, after removing any contributions or distributions. See Note 3 — Equity Method Investment in Caesars Growth Partners, LLC.
We review this investment quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we consider available quantitative and qualitative evidence in evaluating potential impairment of this investment. If the carrying value of our investment exceeds its fair value, we will evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than our carrying value, and our intent and ability to hold, or plans to sell, the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, CGP LLC, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge will be recorded and a new carrying basis in the investment will be established.

Income Taxes
CAC is subject to the statutory tax jurisdictions of the United States and the State of Maryland. Income taxes are recorded under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. The carrying amounts of deferred tax assets are reduced by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets are assessed periodically based on the more likely than not realization threshold. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.
The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates are recognized in income in the period that includes the enactment date. We record reserves for tax uncertainties separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions, as well as potential interest or penalties associated with those liabilities.
Note 2 — Recently Issued Accounting Pronouncements
Requirements for an Emerging Growth Company
We are an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Recently Issued Accounting Pronouncements
We have assessed recently issued guidance by the FASB and have determined there are no recently issued accounting pronouncements that will have a material impact on our financial position or results of operations.
Note 3 — Equity Method Investment in Caesars Growth Partners, LLC
We account for our investment in CGP LLC using the HLBV form of the equity method of accounting. Under HLBV, we determine our share of the earnings or losses in CGP LLC by determining the difference between our claim on CGP LLC's book value at the end and beginning of the period. This claim is calculated as the amount that the we would receive (or be obligated to pay) if CGP LLC were to liquidate all of its net assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to us in accordance with our respective liquidation priorities. CAC’s claim on CGP LLC's book value is based on the terms of the CGP operating agreement, which generally requires the allocation of the net proceeds of a liquidation of CGP LLC as follows:

1.	First, to the voting units held by CAC, to the extent of contributed capital and an annually compounded preferred return of 10.5% on the invested portion of CAC’s contributed capital;

2.
Second, to the non-voting units held by Caesars Entertainment and/or its subsidiaries until Caesars Entertainment catches up (on a per unit basis) to its respective amount distributed in provision (1) (including the 10.5% per annum of return on investment);

3.	Finally, to all unit holders on a pro-rata basis.
Based on CGP LLC's loss for the period from October 22, 2013 through December 31, 2013, our earnings for the period were equal to our preferred return of 10.5% of our $360 million invested capital as described above.

Our investee, CGP LLC, had the following financial results for the period from October 22, 2013 through December 31, 2013 (see CGP LLC financial statements in Exhibit 99.1):

(In millions)	October 22, 2013 Through December 31, 2013
Statement of Operations
Revenues
Interactive Entertainment	$74.0
Casino Properties and Developments	67.7
Net revenues	141.7
Operating expenses
Interactive Entertainment - Direct	22.3
Casino Properties and Developments - Direct	29.0
Property, general, administrative and other	92.5
Depreciation and amortization	8.8
Change in fair value of contingently issuable non-voting membership units	138.7
Change in fair value of contingent consideration	2.9
Total operating expenses	294.2
Loss from operations	(152.5)
Interest expense, net of interest capitalized	(11.9)
Interest income - related party	35.8
Loss on extinguishment of debt	(0.9)
Loss before provision for income taxes	(129.5)
Provision for income taxes	(2.6)
Net loss	(132.1)
Less: net loss attributable to non-controlling interests	4.6
Net loss attributable to Caesars Growth Partners, LLC	$(127.5)

Balance Sheet Data (at period end)
Current assets	$1,103.5
Long-term assets	2,075.0
Current liabilities	232.5
Long-term liabilities	1,147.6
Redeemable non-controlling interests	3.9
Non-redeemable non-controlling interests	44.8
Note 4 — Stockholders’ Equity and Income Per Share
Stockholders' Equity
Common Stock
As of February 25, 2013 (the date of incorporation), the Company was authorized to issue 1,000 shares of common stock, par value $0.001. In connection with the Transactions, the Certificate of Incorporation was amended and restated to authorize the Company to issue 1,200,000,000 shares of common stock, par value $0.001 per share (the "Common Stock"). The Common Stock consists of two classes: 300,000,000 shares of Class A common stock and 900,000,000 shares of Class B common stock. The holders of shares of Class A common stock shall be entitled to one vote for each such share of Class A common stock on all matters to be voted on by the stockholders of the corporation. The holders of shares of Class B common stock shall not be entitled to vote. As of December 31, 2013, CAC had issued a total of 135,771,882 shares of Class A common stock and no shares of Class B common stock.
Call Right
Pursuant to the certificate of incorporation of CAC and the CGP Operating Agreement, after October 21, 2016, Caesars Entertainment and/or its subsidiaries will have the right, which it may assign to any of its affiliates or to any transferee of all non-voting units of CGP LLC held by subsidiaries of Caesars Entertainment, to acquire all or a portion of the voting units of CGP LLC (or, at the election of CAC, shares of CAC’s Class A common stock) not otherwise owned by Caesars Entertainment and/or its subsidiaries at such time. The purchase consideration may be, at Caesars Entertainment’s option, cash or shares of Caesars Entertainment’s common stock valued at market value, net of customary market discount and expenses, provided that the cash portion will not exceed 50% of the total consideration in any exercise of the call right. The purchase price will be the greater of (i) the fair market value of the voting units of CGP LLC (or shares of CAC’s Class A common stock) at such time based on an independent appraisal or (ii) the initial capital contribution in respect of such units plus a 10.5% per annum return on such capital contribution, subject to a maximum return on such capital contribution of 25% per annum, taking into account prior distributions with respect to such units.
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
Following October 21, 2018 and until April 21, 2022, our Board will have the right to cause a liquidation of CGP LLC, including the sale or winding up of CGP LLC, or other monetization of all of its assets and the distribution of the proceeds remaining after satisfaction of all liabilities of CGP LLC to the holders of CGP LLC’s units according to the waterfall described below. On April 21, 2022 (unless otherwise agreed by Caesars Entertainment and CAC), if our Board has not previously exercised its liquidation right, the CGP Operating Agreement provides that CGP LLC shall, and our Board shall cause CGP LLC to effect a liquidation.
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
The structure pursuant to which CGP LLC will effect a liquidating distribution, sale of CGP LLC or other similar transaction that provides liquidity to the holders of CGP LLC’s units as described above will be determined by a special-purpose Liquidation Committee that will include representatives from Caesars Entertainment and CAC. In connection with any liquidation of CGP LLC, CAC will have an approval right over any sale or other monetization of assets of CGP LLC that would not exceed the greater of (x) the book value of CGP LLC, and (y) the value of CGP LLC as determined by an appraiser selected by CAC.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income consists of only net income, net of taxes. For the year ended December 31, 2013, there were no amounts reclassified out of Accumulated other comprehensive income.
Earnings Per Share
Basic earnings per share is calculated by dividing income, net of income taxes, by the weighted average number of common shares outstanding as of December 31, 2013. There were no dilutive shares and there were no anti-dilutive shares excluded from the computation of diluted income per share for the period from February 25, 2013 through December 31, 2013.

Note 5 — Income Taxes
The components of income before income taxes and the related provision for U.S. and other income taxes were as follows:

(In millions)	February 25, 2013 Through December 31, 2013
Income before Income Taxes
United States	$6.9
Outside of the United States	—
Total income before income taxes	$6.9

(In millions)	February 25, 2013 Through December 31, 2013
Income Tax Provision
United States
Current (Federal)	$4.1
Deferred (Federal)	(1.7)
Outside of the United States
Current	—
Deferred	—
Total income tax provision	$2.4
The differences between the United States statutory federal income tax rate and the effective tax rate expressed as a percentage of income before taxes were as follows:

February 25, 2013 Through December 31, 2013
Statutory tax rate	35.0%
Increases/(decreases) in tax resulting from:
Federal tax credits	(0.2)
Effective tax rate	34.8%
The major components of the Deferred tax assets and liabilities in our Balance Sheet were as follows:

(In millions)	December 31, 2013
Deferred tax assets
Investment in CGP LLC	$2.1
Total deferred tax assets	$2.1
Deferred tax liabilities
Prepaid expenses	$0.4
Total deferred tax liabilities	0.4
Net deferred tax asset	$1.7
CAC is sufficiently profitable or otherwise has sufficient control over the reversibility of its deferred tax liabilities such that no valuation allowance is necessary against the federal or state deferred tax assets.
CAC recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. CAC had no uncertain tax positions in 2013.
CAC files income tax returns with federal and state jurisdictions. The 2013 tax year is open for examination for CAC’s federal and state jurisdictions.

Note 6 — Fair Value Measurements
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
     We do not have assets or liabilities that are measured at fair value on a recurring basis. Accordingly, we have not recognized impairment charges for asset and liabilities measured at fair value on a nonrecurring basis during the period from February 25, 2013 through December 31, 2013.
Note 7 — Litigation
From time to time, CAC, Predecessor Growth Partners, or CGP LLC may be subject to legal proceedings and claims in the ordinary course of business.
Multiple lawsuits have been filed against CBAC Gaming, LLC ("CBAC"), the City of Baltimore, the MDE and other parties in relation to the proposed location and the development of Horseshoe Baltimore. These cases allege violations of various environmental laws, violations of zoning laws and public nuisance, among other claims. Although CAC, Predecessor Growth Partners, and CGP LLC believe that they have adequate defenses to these claims, an adverse judgment could result in additional costs, delays in construction, or injunctions.
In November 2012, the MDE granted approval of the Maryland Joint Venture’s amended RAP under MDE's Voluntary Cleanup Program that named the Maryland Joint Venture, rather than the City of Baltimore, as the party that will implement the RAP and redevelop the proposed location of Horseshoe Baltimore. On February 20, 2013, a group of local residents working with the non-profit Inner Harbor Stewardship Foundation (the "Foundation") filed a complaint in the Maryland Circuit Court challenging the legality of the MDE's approval of the amended RAP. In the case, known as Ruth Sherrill, et al. v. State of Maryland Department of the Environment, et al., the Plaintiffs claimed that the amended RAP was approved without complying with the public notice and participation requirements of Maryland law. The plaintiffs sought additional public notice and participation, and to obtain an injunction on, among other things, any construction activities at the site pending the resolution of the case. On March 14, 2013, the court denied the plaintiffs' motion for a Temporary Restraining Order and Preliminary Injunction ("TRO"). The plaintiffs' appeal of the TRO ruling was dismissed. On April 22, 2013, the plaintiffs filed an amended complaint adding a public nuisance claim to their original complaint. The Maryland Joint Venture filed a motion to dismiss the plaintiffs' amended complaint and a hearing was held on the motion on June 14, 2013. The amended complaint was dismissed on November 6, 2013. The plaintiffs filed a notice of appeal on December 6, 2013 and oral arguments are scheduled for September 2014.
The plaintiffs issued a notice of intent to file a citizen suit under 42 U.S.C. §§ 6972(a)(1)(A) and (a)(1)(B) of the Resource Conservation and Recovery Act. This notice of intent indicated an intention to sue CBAC, the City of Baltimore, Whiting-Turner, the general contractor for the construction of the Horseshoe Casino, and the Maryland Chemical Company, the former owner and operator of the site. The citizen suit was filed on September 19, 2013, but did not name Whiting-Turner. The defendants filed motions to dismiss on October 15, 2013 for lack of subject matter jurisdiction and failure to state a claim to which plaintiffs responded on November 1, 2013. No hearing has been set on the motions to dismiss.
The decision of the Board of Municipal Zoning Appeals to grant variances for the site for Horseshoe Baltimore was appealed by separate parties on the basis of alleged procedural irregularities. The appeals were dismissed for lack of standing on October 11, 2013 and no appeal of that decision was timely filed.
On August 1, 2013, ten individuals claiming to represent a class of similarly situated individuals filed a complaint in the U.S. District Court for the Northern District of Maryland against the Maryland Department of the Environment, the City of Baltimore, the U.S. Environmental Protection Agency, CBAC Gaming, LLC, Whiting-Turner Contracting Company, and Urban Green Environmental, LLC. The 11 count complaint alleged that the RAP for the proposed location of Horseshoe Baltimore is inadequate and approved without appropriate public participation. Plaintiffs seek declaratory and injunctive relief, compensatory and punitive damages, and claim violations of civil rights laws and the Clean Water Act, civil conspiracy, and a variety of torts.

The plaintiffs also sought a temporary restraining order, which the District Court denied on August 9, 2013. Plaintiffs amended their complaint on November 15, 2013 and again on December 26, 2013, adding 44 new plaintiffs and naming MDE, the Secretary of MDE, the City of Baltimore, the Mayor of the City of Baltimore, the Baltimore Development Corporation, and CBAC Gaming and CBAC Borrower as defendants. The defendants filed motions to dismiss on January 27, 2014 and plaintiffs filed their oppositions on February 28, 2014.
From time to time, the City of Baltimore may be subject to legal proceedings asserting claims related to the site. At this time, CAC, Predecessor Growth Partners, and CGP LLC have not been named as parties to these proceedings. However, an unfavorable outcome for the City of Baltimore could lead to construction delays if it were determined that corrective action was required and could not be implemented successfully offsite.
Four residents of Baltimore City and County issued a notice of intent to file a citizen suit under 33 U.S.C. § 1365(b) of the Clean Water Act against the City of Baltimore as owner of the site for water pollution alleged to originate there. A lawsuit was filed on behalf of two of the residents on July 2, 2013. The City of Baltimore moved to dismiss the complaint on August 28, 2013. One of the plaintiffs withdrew from the case on October 10, 2013. The U.S. District Court for the District of Maryland dismissed the case without prejudice on January 7, 2014 for lack of standing.
Two residents of Baltimore City filed suit on May 20, 2013 against the City of Baltimore, as owner of the site, alleging that the City of Baltimore was in violation of Maryland water pollution laws as a result of groundwater contamination alleged to be migrating from the site. The City of Baltimore was served with the complaint on June 12, 2013. An amended complaint was filed on July 19, 2013, which the City of Baltimore moved to dismiss on August 6, 2013. Plaintiffs dismissed the complaint without prejudice on September 12, 2013.
Note 8 — Supplemental Cash Flow Information
The change in cash and cash equivalents due to the changes in working capital accounts were as follows:

(In millions)	February 25, 2013 Through December 31, 2013
Receivables	$(2.5)
Other current assets	(1.1)
Accounts payable	1.4
Payable to related parties	0.1
Net change in working capital accounts	$(2.1)
Significant non-cash transactions in 2013 include $7.3 million in income from our equity method investment in CGP LLC and $10.8 million of fees and expenses paid by CGP LLC that were incurred in connection with the Transactions by CGP LLC and accounted for as a non-cash distribution from CGP LLC to CAC thereby reducing CAC's investment in CGP LLC.
There was no interest expense incurred or cash paid for interest during the periods presented.
CGP LLC distributed $6.6 million to us and we subsequently paid $6.6 million in cash for income taxes. Additionally, CEC received a $9.0 million comparable distribution to maintain each party's relative ownership interest in CGP LLC.
Note 9 — Related Party Transactions
Management Services Agreement with CEOC
Upon closing of the Transactions, CAC entered into a management services agreement with CEOC and CGP LLC (the "CGP Operating Agreement") pursuant to which CEOC and its subsidiaries provide certain services. The agreement, among other things:

•
provides that CEOC and its subsidiaries provide (a) certain corporate services and back office support, including payroll, accounting, risk management, tax, finance, recordkeeping, financial statement preparation and audit support, legal, treasury functions, regulatory compliance, insurance, information systems, office space and corporate, and other centralized services and (b) certain advisory and business management services, including developing business strategies, executing financing transactions and structuring acquisitions and joint ventures;

•	allows the parties to modify the terms and conditions of CEOC’s performance of any of the services and to request additional services from time to time; and

•	provides for payment of a service fee to CEOC in exchange for the provision of services, plus a margin of 10%.

At December 31, 2013, we had a payable of $0.1 million related to the services provided in connection with CGP Operating Agreement.
Rights Offering Fees and Expenses
CGP LLC paid approximately $10.8 million on CAC's behalf for fees and expenses that were incurred in connection with the Transactions by CGP LLC and accounted for as non-cash distributions from CGP LLC to CAC thereby reducing CAC's investment in CGP LLC. See Note 1 — Description of Business and Summary of Significant Accounting Policies.
Note 10 — Subsequent Events
Asset Sale Transaction Agreement
On March 1, 2014, CAC entered into a Transaction Agreement (the "Agreement") by and among, Caesars Entertainment, CEOC, Caesars License Company, LLC ("CLC"), Harrah’s New Orleans Management Company ("HNOMC"), Corner Investment Company, LLC ("CIC"), 3535 LV Corp. ("3535 LV"), Parball Corporation ("Parball"), JCC Holding Company II, LLC ("JCC Holding"), CAC and CGP LLC. The Agreement was fully negotiated by and between a Special Committee of CEC’s Board of Directors (the "CEC Special Committee") and a Special Committee of CAC’s Board of Directors (the "CAC Special Committee"), each comprised solely of independent directors, and was recommended by both committees and approved by the Boards of Directors of CEC and CAC. The CEC Special Committee, the CAC Special Committee and the Boards of Directors of CEC and CAC each received fairness opinions from firms with experience in valuation matters, which stated that, based upon and subject to (and in reliance on) the assumptions made, matters considered and limits of such review, in each case as set forth in the opinions, the Purchase Price (as defined below) was fair from a financial point of view to CEC and CGP LLC, respectively.
Pursuant to the terms of the Agreement, CGP LLC (or one or more of its designated direct or indirect subsidiaries) agreed to acquire from CEOC or one or more of its affiliates, (i) The Cromwell (f/k/a Bill’s Gamblin’ Hall & Saloon), The Quad Resort & Casino ("The Quad"), Bally’s Las Vegas and Harrah’s New Orleans (each a "Property" and collectively, the "Properties"), (ii) 50% of the ongoing management fees and any termination fees payable under the Property Management Agreements to be entered between a Property Manager (as defined below) and the owners of each of the Properties (the "Property Management Agreements"); and (iii) certain intellectual property that is specific to each of the Properties (together with the transactions described in (i) and (ii) above, the "Asset Sale Transaction") for an aggregate purchase price of US $2.0 billion (the "Purchase Price"), less outstanding debt to be assumed in the Asset Sale Transaction, and also subject to various pre-closing and post-closing adjustments in accordance with the terms of the Agreement.
The Asset Sale Transaction is subject to certain closing conditions, including the receipt of gaming and other required governmental approvals, accuracy of representations and warranties, compliance with covenants and receipt by CEC and the CEC Special Committee of certain opinions with respect to CEOC. In addition, the consummation of the Asset Sale Transaction by CAC is subject to CAC’s receipt of financing on terms and conditions satisfactory to CAC and CGP LLC. The Agreement provides that, at the closing of the Asset Sale Transaction (the "Closing"), the owner of each Property will enter into a Property Management Agreement with the applicable Property Manager, pursuant to which, among other things, the Property Managers will provide management services to the applicable Property and CLC will license enterprise-wide intellectual property used in the operation of the Properties.
The Agreement contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties, covenants and obligations, and certain other designated matters, which in certain circumstances are subject to specified limitations on the amount of indemnifiable damages and the survival period in which a claim may be made. Additional indemnification obligations of CEC and the Sellers (as defined in the Agreement) include amounts expended for new construction and renovation at The Quad in excess of the $223 million budgeted for renovation expenses (up to a maximum amount equal to 15% of such budgeted amount and subject to certain exceptions) and certain liabilities arising under employee benefit plans. In addition to the aforementioned indemnification obligations, the Agreement requires that CEOC ensure that the remaining amounts required to construct and open The Cromwell be fully-funded by CEOC, including providing a minimum amount of House Funds (as defined in the Agreement) in connection with the opening of The Cromwell. CEC and certain of its affiliates will indemnify CAC, CGP LLC and certain of their affiliates for a failure to open the hotel and casino at The Cromwell by a specified date and for failure to open the restaurant and nightclub at The Cromwell by a specified date.
The Property Management Agreements will be entered into at Closing by and between each of the four property management entities (each a "Property Manager" and collectively, the "Property Managers"), each of which (other than HNOMC, which is the existing manager of Harrah’s New Orleans) will be formed as a wholly-owned subsidiary of CEOC, and each of the respective owners of the Properties (the "Property Owners"). The ongoing management fees payable to each of the Property Managers consists of a (i) base management fee of 2% of net operating revenues with respect to each month of each year during the term of such agreement and (ii) an incentive management fee in an amount equal to 5% of EBITDA for each operating year. CEOC will guarantee the obligations of the Property Managers under each of the Property Management Agreements.
Pursuant to the terms of the Agreement, the parties have agreed to use reasonable best efforts to establish a new services joint venture (the "Services JV") which will be jointly owned by CEOC, Caesars Entertainment Resort Properties LLC ("CERP"), and CGP LLC and certain of their respective subsidiaries. The purpose of the Services JV includes the common management of the enterprise-wide intellectual property, which will be licensed by the Services JV to, among other parties, each of the Property Owners, and shared services operations across the portfolio of CEOC, CERP and CGP LLC properties. The principal anticipated terms of the Services JV contemplated by the Agreement include the following: (i) CEOC will provide the Services JV with a non-exclusive, irrevocable, royalty-free license that includes the intellectual property that CEOC and its subsidiaries own but are used in the operation of CERP and CGP LLC assets under shared services agreements, or known as Enterprise Assets. CEOC and its subsidiaries will continue to own the assets licensed; (ii) Contribution to the Services JV by CGP LLC and CERP of cash in an amount to be determined; and (iii) Services JV will use cash contributions for capital expenditures relating to the maintenance, operation and upkeep of the Enterprise Assets and the acquisition of any new additional assets or services in connection with providing enterprise services to its members. The users of the services will reimburse Services JV for its share of any allocated expenses of Services JV attributable to such user, consistent with existing arrangements. The ultimate terms of the Services JV are subject to finalization and required regulatory approvals. Following the Closing, at CGP LLC's request and subject to receipt of any required regulatory approvals, the Property Management Agreements will be assigned to the Services JV which will thereafter perform the obligations of the Property Managers (in which case CEOC’s guarantee of the obligations under the assigned Property Management Agreements will be released).
The Agreement is subject to termination if the Closing is not completed by June 30, 2014, which date may be extended until August 31, 2014 in certain circumstances.
The representations and warranties set forth in the Agreement have been made only for the purposes of such agreement and were solely for the benefit of the parties to the Agreement, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures, may have been made for the purposes of allocating contractual risk between the parties to the Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors.
The foregoing description of the Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement which was filed with the SEC on March 3, 2014 as an Exhibit to Form 8‑K.
In connection with the Asset Sale Transaction, on March 1, 2014, Caesars Growth Properties Holdings, LLC ("CGPH"), a wholly-owned subsidiary of CGP LLC, entered into a commitment letter ( the "Commitment Letter") with Citigroup Global Markets Inc., Citibank, N.A., Citicorp USA, Inc., Citicorp North America, Inc. ("Citi"), Credit Suisse AG ("CS"), Deutsche Bank AG New York Branch and Cayman Islands Branch ("DB") and UBS AG, Stamford Branch ("UBS", together with Citi, CS and DB, the "Lenders"), pursuant to which, subject to the conditions set forth therein, the Lenders committed to provide $1.325 billion in senior secured credit facilities (a $1.175 billion senior secured term facility and a $150.0 million senior secured revolving facility) and $675.0 million in second lien indebtedness to consummate the Asset Sale Transaction and to refinance Planet Hollywood Resort & Casino’s existing indebtedness, on or prior to the Closing Date.
On March 26, 2014, CAC announced that CGPH launched the syndication of $1.325 billion of new senior secured credit facilities, consisting of the previously mentioned $1.175 billion term loan facility and $150.0 million revolving credit facility.
Potential Allegation
On March 21, 2014, CEC, CEOC, Caesars Entertainment Resort Properties, LLC (“CERP”), CAC and Caesars Growth Partners, LLC received a letter (the “Letter”) from a law firm acting on behalf of unnamed clients who claim to hold Second-Priority Secured Notes of CEOC, alleging, among other things,  that CEOC is insolvent and that CEOC’s owners improperly transferred or seek to transfer valuable assets of CEOC to affiliated entities in connection with: (a) the transaction agreement dated October 21, 2013 by and among CEC, certain subsidiaries of CEC and CEOC, Caesars Acquisition Company and Caesars Growth Partners, LLC, which, among other things, provide for the asset transfers from subsidiaries of CEOC to Caesars Growth Partners, LLC of the Planet Hollywood casino and interests in Horseshoe Baltimore that was consummated in 2013; (b) the transfer by CEOC to CERP of Octavius Tower and Project Linq that was consummated in 2013 ((a) and (b) collectively, the “2013 Transactions”); and (c) the contemplated transfers by CEOC to Caesars Growth Partners of The Cromwell, The Quad, Bally’s Las Vegas and Harrah’s New Orleans (the “Contemplated Transaction”). The Letter does not identify the holders or specify the amount of Second-Priority Secured Notes or other securities that they may hold. The Letter includes allegations that these transactions constitute or will constitute voidable fraudulent transfers and represent breaches of alleged fiduciary duties owed to CEOC creditors and that certain disclosures concerning the transactions were inadequate. The Letter demands, among other things, that the transactions be rescinded or terminated, as would be applicable. CAC strongly believes there is no merit to the Letter’s allegations and will defend itself vigorously and seek appropriate relief should any action be brought.
Note 11— Quarterly Results of Operations (Unaudited)

(In millions, except per share data)	February 25 Through March 31	Second Quarter	Third Quarter	Fourth Quarter
February 25, 2013 through December 31, 2013
Equity method investment income	$—	$—	$—	$7.3
Other revenues	—	—	—	—
Income from operations	—	—	—	6.9
Net income	—	—	—	4.5
Earnings per share - basic and diluted	—	—	—	0.06

FINANCIAL STATEMENTS OF PREDECESSOR GROWTH PARTNERS
EXPLANATORY NOTE
Upon the completion of the Transactions, CAC's sole material asset is its interest in CGP LLC, which is accounted for using the hypothetical liquidation at book value ("HLBV") approach to the equity method of accounting. The assets and entities that were acquired by or contributed to CGP LLC in connection with the Transactions (referred to as Predecessor Growth Partners) are considered to be the predecessor to CAC. Therefore, we have included financial statements of Predecessor Growth Partners in this annual report on Form 10-K as if those businesses and assets were combined into one reporting entity for the periods presented.
These combined financial statements of Predecessor Growth Partners have been prepared on a stand-alone basis and, as the Transactions are considered a transaction between entities under common control, have been derived from the historical accounting records and consolidated financial statements of Caesars Entertainment. The combined historical financial statements consist of the financial position, results of operations and cash flows of the businesses and assets contributed to or acquired by CGP LLC in the Transactions described previously as if those businesses were combined into a reporting entity for all periods presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Caesars Entertainment Corporation:
We have audited the accompanying combined financial statements of Caesars Entertainment Corporation’s prior interests in Caesars Interactive Entertainment, Inc. and its subsidiaries, Planet Hollywood Resort and Casino, Caesars Baltimore Investment Company, LLC, and senior notes previously issued by a wholly owned subsidiary of Caesars Entertainment Corporation (such interests referred to, in the aggregate, as "Predecessor Growth Partners") as of December 31, 2012, and the related combined statements of operations, comprehensive income/(loss), equity and cash flows for the period from January 1, 2013 through October 21, 2013 (date of Transactions as defined in Note 1 to the accompanying combined financial statements, or "Transactions") and for each of the two years in the period ended December 31, 2012. These combined financial statements are the responsibility of Caesars Entertainment Corporation's management. Our responsibility is to express an opinion on the combined financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Predecessor Growth Partners is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Predecessor Growth Partners' internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such combined financial statements present fairly, in all material respects, the financial position of Predecessor Growth Partners as of December 31, 2012, and the results of their operations and their cash flows for the period from January 1, 2013 through October 21, 2013 (date of Transactions), and for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the combined financial statements, Caesars Acquisition Company and Caesars Entertainment Corporation consummated the Transactions on October 21, 2013 to form Caesars Growth Partners, LLC. Predecessor Growth Partners is considered the predecessor of Caesars Acquisition Company and represents the assets described above related to the Transactions.
As discussed in Note 18 to the combined financial statements, the combined financial statements include allocations of expenses from Caesars Entertainment Corporation. These allocations may not be reflective of the actual level of costs which would have been incurred had the Predecessor Growth Partners operated as a separate combined entity apart from Caesars Entertainment Corporation.
/s/ Deloitte & Touche LLP
Las Vegas, Nevada
March 28, 2014

PREDECESSOR GROWTH PARTNERS
COMBINED BALANCE SHEET
(In millions)

December 31, 2012
Assets
Current assets
Cash and cash equivalents	$155.6
Short-term investments	7.5
Receivables, net of allowance for doubtful accounts of $7.6	37.2
Interest receivable from related party	9.5
Deferred tax assets	1.6
Restricted cash	4.4
Prepayments and other current assets	9.1
Total current assets	224.9
Investment in notes from related party	790.6
Land, property and equipment, net	420.4
Goodwill	97.4
Intangible assets other than goodwill, net	176.7
Restricted cash	26.2
Deferred charges and other	2.7
Total assets	$1,738.9

Liabilities and Equity
Current liabilities
Accounts payable	$13.9
Payables to related party	19.5
Accrued expenses	52.7
Foreign tax payable	10.9
Current portion of long-term debt to related party	7.0
Total current liabilities	104.0
Long-term debt	459.8
Long-term debt to related party	39.8
Convertible notes issued to related party	47.7
Deferred tax liabilities	146.3
Deferred credits and other	32.1
Total liabilities	829.7

Commitments and contingencies (Note 12)
Redeemable non-controlling interests	1.3
Equity
Additional paid-in capital	272.6
Retained earnings	504.4
Accumulated other comprehensive income	116.0
Total equity attributable to Predecessor Growth Partners	893.0
Non-controlling interests	14.9
Total equity	907.9
Total liabilities and equity	$1,738.9

See accompanying Notes to Combined Financial Statements.

PREDECESSOR GROWTH PARTNERS
COMBINED STATEMENTS OF OPERATIONS
(In millions)

	January 1, 2013 Through October 21, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues
Interactive Entertainment
Social and mobile games	$232.3	$193.3	$53.9
WSOP and online real money gaming	10.3	14.4	12.6
	242.6	207.7	66.5
Casino Properties and Developments
Casino	137.1	171.2	167.3
Food and beverage	70.0	69.7	68.4
Rooms	80.1	91.9	94.1
Other	22.6	21.1	25.0
Less: casino promotional allowances	(39.6)	(50.2)	(48.6)
	270.2	303.7	306.2
Net revenues	512.8	511.4	372.7

Operating expenses
Interactive Entertainment - Direct
Platform fees	72.5	62.6	16.3
Casino Properties and Developments - Direct
Casino	59.9	79.2	76.9
Food and beverage	34.8	33.2	32.1
Rooms	21.9	26.7	27.6
Property, general, administrative and other	194.8	189.0	128.3
Depreciation and amortization	35.1	32.2	29.6
Change in fair value of contingent consideration	50.0	—	—
Total operating expenses	469.0	422.9	310.8
Income from operations	43.8	88.5	61.9
Interest expense, net of interest capitalized	(39.7)	(41.7)	(39.9)
Interest income - related party	138.5	145.1	123.7
Loss on extinguishment of debt	(0.7)	—	(2.6)
Other income, net	0.3	1.9	0.1
Income before provision for income taxes	142.2	193.8	143.2
Provision for income taxes	(50.3)	(66.4)	(50.7)
Net income	91.9	127.4	92.5
Less: net loss/(income) attributable to non-controlling interests	5.1	(0.6)	(8.0)
Net income attributable to Predecessor Growth Partners	$97.0	$126.8	$84.5

See accompanying Notes to Combined Financial Statements.

PREDECESSOR GROWTH PARTNERS
COMBINED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In millions)

	January 1, 2013 Through October 21, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net income	$91.9	$127.4	$92.5
Other comprehensive income/(loss), net of income taxes:
Unrealized gain/(loss) on investments in notes from related party	0.5	112.1	(275.1)
Total other comprehensive income/(loss)	0.5	112.1	(275.1)
Comprehensive income/(loss)	92.4	239.5	(182.6)
Less: net loss/(income) attributable to non-controlling interests	5.1	(0.6)	(8.0)
Comprehensive income/(loss) attributable to Predecessor Growth Partners	$97.5	$238.9	$(190.6)

See accompanying Notes to Combined Financial Statements.

PREDECESSOR GROWTH PARTNERS
COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interests	Receivables from Caesars Interactive Shareholder	Total Equity
Balance at January 1, 2011	$301.1	$292.6	$279.0	$(0.1)	$—	$872.6
Net income/(loss)	—	84.5	—	(0.3)	—	84.2
Issuance of Caesars Interactive common stock	11.2	—	—	—	—	11.2
Change in redemption value of redeemable non-controlling interest	(34.1)	—	—	—	—	(34.1)
Stock-based compensation	0.7	—	—	—	—	0.7
Capital contribution	12.5	—	—	9.9	—	22.4
Unrealized loss on investments in notes from related party, net of tax	—	—	(275.1)	—	—	(275.1)
Transactions with related parties	(40.9)	—	—	—	—	(40.9)
Cumulative effect of adoption of new accounting standards	—	0.5	—	—	—	0.5
Balance at December 31, 2011	$250.5	$377.6	$3.9	$9.5	$—	$641.5
Net income	—	126.8	—	0.9	—	127.7
Issuance of Caesars Interactive common stock	31.8	—	—	—	—	31.8
Minimum guaranteed receipt from issuance of Caesars Interactive common stock	10.0	—	—	—	(10.0)	—
Settlement of receivable from Caesars Interactive shareholder	(10.0)	—	—	—	10.0	—
Stock-based compensation	3.1	—	—	—	—	3.1
Capital contribution	5.4	—	—	4.5	—	9.9
Unrealized gain on investments in notes from related party, net of tax	—	—	112.1	—	—	112.1
Transactions with related parties	(18.2)	—	—	—	—	(18.2)
Balance at December 31, 2012	$272.6	$504.4	$116.0	$14.9	$—	$907.9
Net income/(loss)	—	97.0	—	(4.6)	—	92.4
Issuance of Caesars Interactive common stock	0.6	—	—	—	—	0.6
Purchase of Caesars Interactive management shares	(9.9)	—	—	—	—	(9.9)
Stock-based compensation	0.2	—	—	—	—	0.2
Capital contributions	38.2	—	—	32.2	—	70.4
Unrealized gain on investments in notes from related party, net of tax	—	—	0.5	—	—	0.5
Transactions with related parties	(53.9)	—	—	—	—	(53.9)
Balance at October 21, 2013	$247.8	$601.4	$116.5	$42.5	$—	$1,008.2

See accompanying Notes to Combined Financial Statements.

PREDECESSOR GROWTH PARTNERS
COMBINED STATEMENTS OF CASH FLOWS
(In millions)

	January 1, 2013 Through October 21, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash flows from operating activities
Net income	$91.9	$127.4	$92.5
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	35.1	32.2	29.6
Amortization of debt discount	18.8	21.4	20.1
Loss on early extinguishments of debt	0.7	—	2.6
Change in fair value of contingent consideration	50.0	—	—
Accretion of discount on investments in notes from related party	(83.6)	(77.2)	(56.2)
Paid-in-kind interest	(0.3)	(0.4)	(0.3)
Stock-based compensation expense	13.2	11.4	10.9
Net change in deferred income taxes	5.6	14.3	18.1
Net change in long-term accounts	(2.5)	(2.2)	(2.3)
Net change in working capital accounts	—	21.6	(16.2)
Other non-cash items	(0.8)	(0.4)	(0.8)
Cash flows provided by operating activities	128.1	148.1	98.0
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	(57.8)	(16.8)	(6.7)
Acquisitions of intangible assets	(0.6)	—	(22.7)
Purchase of short-term investments	(5.0)	(7.5)	(8.0)
Sale of short-term investments	12.5	8.0	—
Purchase of investments in notes from related party	—	(3.1)	(2.5)
Payments to acquire business, net of cash acquired	(17.3)	(52.7)	(19.0)
Proceeds received from sale of assets	—	0.1	0.8
Change in restricted cash	(226.7)	(2.6)	(11.4)
Cash flows used in investing activities	(294.9)	(74.6)	(69.5)
Cash flows from financing activities
Issuance of Caesars Interactive common stock and warrant	0.6	32.3	11.2
Purchase of Caesars Interactive management shares	(9.9)	—	—
Purchase of additional interest in subsidiary	—	—	(78.4)
Resolution of contingent consideration for acquired business	—	—	(10.0)
Capital contributions	73.9	10.4	23.5
Issuance of convertible note	—	47.7	—
Debt issuance costs and fees	(10.8)	—	—
Proceeds on guarantee from parent	—	—	—
Proceeds from issuance of long-term debt	214.0	42.0	146.9
Payments on long-term debt to related party	(7.0)	(142.1)	(20.5)
Repayments under lending agreements	(7.7)	(0.1)	(15.0)
Transfers to parent	(53.9)	(18.2)	(40.9)
Cash flows provided by/(used in) financing activities	199.2	(28.0)	16.8
Net increase in cash and cash equivalents	32.4	45.5	45.3
Cash and cash equivalents, beginning of period	155.6	110.1	64.8
Cash and cash equivalents, end of period	$188.0	$155.6	$110.1

See accompanying Notes to Combined Financial Statements.

PREDECESSOR GROWTH PARTNERS
NOTES TO COMBINED FINANCIAL STATEMENTS

Note 1 — Description of Business and Summary of Significant Accounting Policies
Organization and Transaction
Caesars Acquisition Company (the "Company," "CAC," "we," "our" and "us"), a Delaware corporation, was formed on February 25, 2013 to make an equity investment in Caesars Growth Partners, LLC ("CGP LLC"), a joint venture between CAC and subsidiaries of Caesars Entertainment Corporation ("CEC" or "Caesars Entertainment"), and following the transactions described below, directly owns 100% of the voting membership units of CGP LLC, a Delaware limited liability company. CGP LLC was formed on July 16, 2013 for the purpose of acquiring certain businesses and assets of Caesars Entertainment and to pursue high-growth operating assets.
On October 21, 2013, the joint venture was formed between subsidiaries of Caesars Entertainment and CAC through the execution of the series of transactions described below (which are collectively referred to as the "Transactions"):

(i)
The Class A common stock of CAC was made available via a subscription rights offering by Caesars Entertainment to its shareholders as of October 17, 2013 (the "Rights Offering"), whereby each subscription right entitled its holder to purchase from CAC one share of CAC's Class A common stock or the right to retain such subscription right;

(ii)
Affiliates of Apollo Global Management, LLC ("Apollo") and affiliates of TPG Global, LLC ("TPG" and, together with Apollo, the "Sponsors") exercised their basic subscription rights in full and purchased $457.8 million worth of CAC's Class A common stock at a price of $8.64 per whole share;

(iii)	CAC used the proceeds from the exercise of the basic subscription rights in clause (ii) above to purchase 100% of the voting units of CGP LLC;

(iv)
CGP LLC subsequently used $360.0 million of the proceeds received from CAC in clause (iii) above to purchase from Caesars Entertainment Operating Company, Inc. ("CEOC"), a wholly-owned subsidiary of Caesars Entertainment (we refer to the following assets as the "Purchased Assets"):

a.	the equity interests of PHWLV, LLC ("PHWLV"), which holds the Planet Hollywood Resort & Casino in Las Vegas ("Planet Hollywood");

b.
the equity interests of Caesars Baltimore Investment Company, LLC (the "Maryland Joint Venture"), the entity that indirectly holds interests in the owner of the Horseshoe Baltimore Casino ("Horseshoe Baltimore") in Maryland, a licensed casino development project expected to open in the third quarter of 2014; and

c.
a 50% interest in the management fee revenues of PHW Manager, LLC, which manages Planet Hollywood, and Caesars Baltimore Management Company LLC, which holds an agreement to manage the Maryland Joint Venture.

(v)
Caesars Entertainment contributed all of the shares of Caesars Interactive Entertainment, Inc.’s ("CIE" or "Caesars Interactive") outstanding common stock held by a subsidiary of Caesars Entertainment and approximately $1.1 billion in aggregate principal amount of senior notes held by a subsidiary of Caesars Entertainment (the "CEOC Notes" and, together with the shares of CIE, the "Contributed Assets") to CGP LLC, in exchange for all of CGP LLC’s non-voting units.

Prior to the consummation of the Transactions, Planet Hollywood was owned by PHW Las Vegas, LLC ("PHW Las Vegas"). On October 21, 2013, in connection with and prior to the closing of the Transactions, PHW Las Vegas contributed and assigned to PHWLV, a wholly-owned subsidiary of PHW Las Vegas, and PHWLV accepted and assumed from PHW Las Vegas, all of its assets and liabilities of PHW Las Vegas, including Planet Hollywood.
The closing of the Rights Offering for subscription rights not previously exercised by the Sponsors, and for any over-subscription privileges including over-subscription privileges exercised by the Sponsors, occurred on November 18, 2013 and CAC distributed a total of 135,771,882 shares of Class A common stock to the holders of subscription rights who validly exercised their subscription rights and paid the subscription price in full. CAC received aggregate gross proceeds from the Rights Offering of approximately $1,173.1 million. Effective November 19, 2013, our common stock trades on the NASDAQ Global Select Market under the symbol "CACQ."

Description of Business
Predecessor Growth Partners has two reportable segments: Interactive Entertainment and Casino Properties and Developments. The Interactive Entertainment segment consists of the Caesars Interactive business and the Casino Properties and Developments segment consists primarily of the Planet Hollywood business along with the interest in Horseshoe Baltimore.
Interactive Entertainment
In May 2009, Caesars Interactive was formed by Caesars Entertainment. At December 31, 2012, Caesars Entertainment owned approximately 119,047 shares of Caesars Interactive’s common stock, representing approximately 89.2% of the outstanding shares of Caesars Interactive. The remainder of the outstanding common stock of Caesars Interactive was owned by Rock Gaming LLC ("Rock") and members of the Caesars Interactive management team, representing approximately 4.9% for Rock and 5.9% for management as of December 31, 2012.
Caesars Interactive is a social and mobile games and online real money gaming provider and owner of the World Series of Poker ("WSOP") brand. In early 2010, Caesars Interactive licensed the WSOP and Caesars brands for use on branded poker, bingo and casino online sites in the United Kingdom. As part of its online strategy, Caesars Interactive will expand its online real money gaming offerings in the United States (the “U.S.”), as it becomes legal and regulated, and will offer social and mobile casino-themed game options in those and other jurisdictions. In addition, Caesars Interactive licenses live WSOP tournaments in both the U.S. and international locations.
Casino Properties and Developments
On February 19, 2010, Caesars Entertainment acquired 100% of the equity interests of Planet Hollywood, which owns the Planet Hollywood Resort and Casino, an entertainment facility located in Las Vegas, Nevada, comprised of one casino, a hotel, multiple restaurants and retail outlets.
In July 2012, a consortium led by Caesars Entertainment was awarded the license to operate a casino in downtown Baltimore. In October 2012, Caesars Entertainment entered into definitive agreements with its partners to form a joint venture that will build and own the Horseshoe Baltimore casino (see Note 3 - Development and Acquisition Activity).
Basis of Presentation
The combined financial statements of Predecessor Growth Partners have been prepared on a stand-alone basis and, as the Transactions are considered transactions between entities under common control, include financial information derived from the historical accounting records and consolidated financial statements of Caesars Entertainment Corporation ("Caesars Entertainment").
Use of Estimates
Predecessor Growth Partners' combined financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), which requires management to make estimates and assumptions that affect the reported amounts in the combined financial statements and notes thereto. Significant estimates and assumptions reflected in Predecessor Growth Partners' combined financial statements include, but are not limited to, the estimated consumption rate of virtual goods that it uses for revenue recognition within the Interactive Entertainment segment, useful lives of property, equipment and amortizing intangible assets, income taxes, accounting for stock-based compensation, the valuation of contingent consideration and the evaluation of goodwill and long-lived assets for impairment. Management believes the accounting estimates are appropriate and reasonably determined. However, due to the inherent uncertainties in making these estimates, actual amounts could differ from such estimates.
Principles of Consolidation
Predecessor Growth Partners' combined financial statements include the accounts of Predecessor Growth Partners and its subsidiaries after elimination of all intercompany accounts and transactions. These combined financial statements include the accounts of all wholly-owned subsidiaries and any partially-owned subsidiaries that Predecessor Growth Partners has the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method.
Predecessor Growth Partners' combined financial statements also include the accounts of any variable interest entity for which Predecessor Growth Partners is determined to be the primary beneficiary. Up through and including October 21, 2013, Predecessor Growth Partners analyzed its variable interests to determine if the entity that is party to the variable interest is a variable interest entity in accordance with GAAP. This analysis included both quantitative and qualitative reviews. Qualitative analysis was based on Predecessor Growth Partners' review of the design of the entity, its organizational structure including decision-making ability, and financial agreements. Based on these analyses, Predecessor Growth Partners is the primary beneficiary, and therefore has included the Horseshoe Baltimore development project in Maryland, a variable interest entity venture with Rock, in its combined financial statements.
Transactions between Caesars Entertainment and Predecessor Growth Partners have been identified in the combined historical financial statements and the notes thereto as transactions between related parties (see Note 18 — Related Party Transactions).
Cash and Cash Equivalents
Cash equivalents are highly liquid investments with maturities of less than three months from the date of purchase and are stated at the lower of cost or market value.
Short-term Investments
Predecessor Growth Partners' short-term investments consist of bank deposits with original maturities greater than 3 months but less than 12 months, which are classified as held-to-maturity investments and recorded at amortized cost.
Restricted Cash
Restricted cash includes amounts restricted under the terms of the Planet Hollywood and Horseshoe Baltimore debt agreements (see Note 8 — Financial Instruments) which require that Predecessor Growth Partners maintain certain reserves for items including but not limited to payment of property taxes, insurance, interest and ongoing furniture, fixtures and equipment purchases or property development or improvements. The classification between current and long-term is dependent upon the intended use of each particular reserve.
Receivables
Predecessor Growth Partners issues credit to approved casino customers following background checks and investigations of creditworthiness. Business or economic conditions or other significant events could affect the collectability of these receivables.
Accounts receivable are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. Predecessor Growth Partners reserves an estimated amount for gaming receivables that may not be collected to reduce receivables to their net carrying amount, which approximates fair value. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. Receivables are reported net of an allowance for doubtful accounts of $7.6 million as of December 31, 2012.
Marker play represents a significant portion of Predecessor Growth Partners' overall table games volume. Predecessor Growth Partners maintains strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States' assets of foreign customers may be reached to satisfy judgments entered in the United States. Predecessor Growth Partners considers the likelihood and difficulty of enforceability, among other factors, when Predecessor Growth Partners issues credit to customers who are not residents of the United States.
Investments in Notes from Related Party
Predecessor Growth Partners' investments in senior notes previously issued by CEOC, a related party, are classified as available for sale investments and recorded at fair value with changes in fair value being recorded in accumulated other comprehensive income. Any discount or premium is amortized to interest income using the effective interest method. Predecessor Growth Partners classifies their investment in notes from related party as current or long-term depending on the maturity of the instruments along with management’s intent on holding such instruments.
Land, Property and Equipment
Additions to land, property and equipment are stated at cost. Predecessor Growth Partners capitalizes the costs of improvements that extend the life of the asset and expense maintenance and repair costs as incurred. Gains or losses on the dispositions of land, property and equipment are included in the determination of income. Predecessor Growth Partners capitalized interest of $0.8 million, $0.1 million and $0.2 million for the period from January 1 through October 21, 2013 and for the years ended December 31, 2012 and 2011, respectively, primarily associated with the Horseshoe Baltimore development project.

Depreciation is provided using the straight-line method over the shorter of the estimated useful life of the asset or the related lease, as follows:

Land improvements	12 years
Building and improvements	5 - 40 years
Furniture, fixtures and equipment	2.5 - 20 years
Predecessor Growth Partners reviews the carrying value of land, property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the asset, an impairment loss is recognized equal to an amount by which the carrying value exceeds the estimated fair value of the asset. The factors considered by management in performing this assessment include current operating results, trends, prospects, the effect of obsolescence, demand, competition, potential decreases in the marketplace, a change in physical condition, and legal and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the reporting unit level, which, for most of Predecessor Growth Partners assets, is the individual property. Predecessor Growth Partners did not recognize any impairment in any of the periods presented.
Goodwill and Other Non-Amortizing Intangible Assets
The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values after review and consideration of relevant information including discounted cash flows, quoted market prices, and estimates made by management. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is recorded as goodwill.
We performed our annual goodwill impairment assessment as of September 30, or more frequently if impairment indicators existed. We determined the estimated fair value of each reporting unit based on a combination of earnings before interest, taxes, depreciation and amortization ("EBITDA") and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. We also evaluated the aggregate fair value of all of our reporting units and other non-operating assets in comparison to our aggregate debt and equity market capitalization at the test date. EBITDA multiples and discounted cash flows are common measures used to value businesses in our industry.
We performed an annual impairment assessment of other non-amortizing intangible assets as of September 30, or more frequently if impairment indicators existed. We determined the estimated fair value of our non-amortizing intangible assets by primarily using the "Relief From Royalty Method" and "Excess Earnings Method" under the income approach.
Debt Discounts or Premiums and Unamortized Debt Issue Costs
Debt discounts or premiums and debt issue costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense based on the related debt agreements primarily using the effective interest method. Unamortized discounts or premiums are written off and included in gain or loss calculations to the extent Predecessor Growth Partners retires debt prior to its original maturity date. Unamortized debt issue costs are included in deferred charges and other in their Combined Balance Sheet.
Derivative Instruments
Derivative instruments are recognized in the combined financial statements at fair value. Any changes in fair value are recorded in the Combined Statements of Operations. The estimated fair value of Predecessor Growth Partner's derivative instrument is based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts Predecessor Growth Partners would receive or pay to terminate the contract. See Note 8 — Financial Instruments for additional discussion on the Planet Hollywood interest cap agreement.
Deferred Credits
Below market leases of Planet Hollywood recorded at their estimated fair value at the date of acquisition are recorded in Deferred credits and other on the Consolidated Balance Sheet. Predecessor Growth Partners revalued existing tenant leases at the time of acquisition of Planet Hollywood and recorded deferred credits of $14.4 million related to these below-market leases. Deferred credits related to below market leases are amortized as an increase to rental income over the remaining terms of the respective leases. Planet Hollywood recognized additional non-cash rental income of $1.6 million, $2.2 million and $2.5 million for the period from January 1 through October 21, 2013 and for the years ended December 31, 2012 and 2011, respectively.

Self-Insurance Accruals
Planet Hollywood was self-insured up to certain limits for costs associated with general liability, workers' compensation, and employee health coverage through June 2013. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims and are included in Accrued expenses on the Predecessor Growth Partners Combined Balance Sheets. In estimating these reserves, historical loss experience and judgments about the expected levels of costs per claim are considered. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. Planet Hollywood believes the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. Predecessor Growth Partners regularly monitors the potential for changes in estimates, evaluates its insurance accruals, and adjusts its recorded provisions. Starting in July 2013, third-party insurance coverage was obtained on a prospective basis.
Revenue Recognition
Interactive Entertainment
Social and Mobile Games. CIE derives revenue from the sale of virtual currencies within casino-themed social and mobile games which are played on various global social and mobile third-party platforms. CIE's Slotomania and Bingo Blitz applications represented 90%, 94% and 97% of CIE's social and mobile games revenues for the period from January 1 through October 21, 2013 and for the years ended December 31, 2012 and 2011, respectively.
Within the Slotomania application, game players may collect free virtual coins on a regular basis, may send "gifts" of either free virtual coins or free slot machine spins to their friends through interactions with the Facebook application, and may "earn" free virtual coins through targeted marketing promotions. Within the Bingo Blitz application, game players may collect free bingo credits on a regular basis, may send "gifts" of free bingo credits or other virtual items to their friends through interactions with the Facebook application, and may "earn" free bingo credits through targeted marketing promotions. Virtual coins in Slotomania and virtual bingo credits in Bingo Blitz (collectively referred to as "virtual currency" or "virtual goods") allow the game players to play the respective games free of charge. If a game player wishes to obtain virtual goods above and beyond the level of free virtual goods available to that player, the player may purchase additional virtual goods. Once a purchase of virtual goods is completed, the coins are deposited into the players account and are not separately identifiable from previously purchased virtual goods or virtual goods obtained by the game player for free.
Once obtained, virtual currency (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play. When virtual currency is played in the games, the game player could "win" and would be awarded additional virtual currency, or could "lose" and essentially lose the future use of that virtual currency. As the game player does not receive any additional benefit from the games, nor is the game player entitled to any additional rights once the game player’s virtual goods are substantially consumed, CIE has concluded that the virtual goods represent consumable goods.
CIE has determined through a review of customer play behavior that game players who purchase virtual currency generally are not purchasing additional virtual currency if their existing virtual goods balances have not been substantially consumed. As CIE is able to track the duration between purchases of virtual currency for individual game players, CIE is able to reliably estimate the period of time over which virtual currency is consumed. As such, CIE recognizes revenue using an item-based revenue model.
Because CIE is unable to distinguish whether purchased or free virtual currency is consumed, CIE must estimate the amount of outstanding purchased virtual currency at each reporting period based on customer behavior. Based upon an analysis of the customers’ historical play behavior, the timing difference between when virtual currencies are purchased by a customer and when those virtual currencies are consumed in gameplay is relatively short. CIE records within other current liabilities the deferred revenue associated with its social and mobile games, and also records within other current assets the prepaid platform fees associated with this deferred revenue. At December 31, 2012, CIE recorded within Accrued expenses deferred revenue associated with its social and mobile games of $1.2 million, representing the estimated value of purchased virtual currencies not yet consumed at year-end. CIE also recorded within Prepayments and other current assets the prepaid platform fees associated with this deferred revenue, aggregating $0.4 million at December 31, 2012.
CIE continues to gather detailed customer play behavior and assess this data in relation to its revenue recognition policy. To the extent the customer play behavior changes, CIE will reassess its estimates and assumptions used for revenue recognition.
The Slotomania and Bingo Blitz applications are played on various social and mobile third-party platforms for which such third parties collect monies from CIE’s customers and pay CIE an amount after deducting a platform fee. CIE is the primary obligor with its customers under these arrangements, retains the ability to establish the pricing for its virtual currencies, and assumes all credit risk with its customers.

Based upon the above facts, CIE recognizes revenues from its game-playing customers on a gross basis and related platform fees are recorded as a component of operating expense.
Prior to September 2013, transactions conducted through the Facebook platform were facilitated using Facebook credits ("FB Credits"), which is a form of virtual currency specific to the Facebook platform. Effectively, transactions priced by CIE to sell a specified number of virtual goods for a specified cost in a game player’s local currency had FB Credits inserted into the transaction flow, whereby the purchase price paid by the game player was first converted to FB Credits, and the FB Credits were then converted into the resulting number of virtual goods. This provided a means for Facebook platform users to accumulate FB Credits prior to making an in-application purchase, and for the Facebook platform to provide to its users FB Credits at a discount or for free.
Subsequent to the September 2013 elimination of FB Credits, Facebook may provide free gift cards or determine other means of discounting virtual currencies purchased by the Facebook platform users. As a result, CIE reviews the individual transaction details to ensure that revenues recognized for the sale of virtual currencies through the Facebook platform represent cash paid for such currencies by CIE’s game players.
Taxes collected from customers on behalf of governmental authorities are accounted for on a net basis and are not included in net revenues or operating expenses.
WSOP and Online Real Money Gaming. The majority of CIE's WSOP and non-U.S. regulated online real money licensed gaming revenue is derived from licensing the WSOP and Caesars trade names to third parties for the use in regulated non-U.S. online real money gaming and social and mobile games, the licensing of the WSOP trade name, television rights and sponsorship for the WSOP live tournaments. With respect to the licensing agreements, CIE's revenues are typically based upon a percentage of gaming revenue earned by its licensees and the fees it receives from Caesars Entertainment for the WSOP circuit events.
CIE's license fee revenues generated from regulated online real money gaming are recognized as earned based on a contractually agreed upon percentage of the net gaming revenue. CIE believes that it is the agent in these transactions and therefore records the net licensing revenue derived from its licensees’ net gaming revenue. Revenue related to the licensing of the WSOP trade name to third parties for the use in for social, mobile and console games is recognized based on an agreed percentage of the third parties’ revenues through revenue sharing agreements.
Media and sponsorship revenues related to WSOP live tournaments are recorded as earned generally over the initial broadcasting period of the WSOP live tournaments. At December 31, 2012, CIE recorded within Accrued expenses, deferred revenue associated with its WSOP and online gaming business of $1.4 million.
Online real money gaming revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for player deposits. Cash discounts and other cash incentives related to online real money gaming are recorded as a reduction to WSOP and online real money gaming revenues.
Casino Properties and Developments
Casino Revenues. Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. However, jackpots, other than the incremental amount of progressive jackpots, are recognized at the time they are won by customers. CGP LLC accrues the incremental amount of progressive jackpots as the progressive machine is played and the progressive jackpot amount increases, with a corresponding reduction of casino revenue.
Food, Beverage, Rooms, and Other. Food, beverage, accommodations, and other revenues are recognized when services are performed. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer. Sales taxes and other taxes collected from customers on behalf of governmental authorities are accounted for on a net basis and are not included in net revenues or operating expenses. The retail value of accommodations, food and beverage, and other services furnished to casino guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated costs of providing such promotional allowances are classified as casino expenses as follows:

	January 1, 2013 Through October 21, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Food and beverage	$11.1	$12.5	$11.2
Rooms	6.0	9.6	9.3
Other	0.2	—	—
	$17.3	$22.1	$20.5

Platform Fees
Platform fees relate to Predecessor Growth Partners' Interactive Entertainment segment and consist of fees paid to third- party social and mobile platform providers, including Facebook and Apple. Approximately 47.6%, 48.2% and 90.0% of platform fees incurred for the period from January 1 through October 21, 2013 and for the years ended December 31, 2012 and 2011, respectively, were payable to Facebook. Approximately 31.8% and 35.6% of platform fees incurred for the period from January 1 through October 21, 2013 and for the year ended December 31, 2012, respectively, were payable to Apple. Other than the deferral of platform fees associated with deferred revenues, platform fees are expensed as incurred.
Total Rewards Point Liability Program
Caesars Entertainment's customer loyalty program, Total Rewards, offers incentives to customers who gamble at Caesars Entertainment’s casinos throughout the United States, including Predecessor Growth Partners' Planet Hollywood casino. Under the program, customers are able to accumulate, or bank, reward credits over time that they may redeem at their discretion under the terms of the program. The reward credit balance will be forfeited if the customer does not earn a reward credit over the prior six-month period. As a result of the ability of the customer to bank the reward credits, Caesars Entertainment accrues the expense of reward credits, after consideration of estimated forfeitures (referred to as "breakage"), as they are earned. The estimated value of the cost to provide reward credits is expensed by Caesars Entertainment as the reward credits are earned by customers. To arrive at the estimated cost associated with reward credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates, and the mix of goods and services for which reward credits will be redeemed. Caesars Entertainment uses historical data to assist in the determination of estimated accruals.
Amounts associated with Planet Hollywood's participation in the program are included in Payables to related party in Predecessor Growth Partners' combined Balance Sheet and this liability is settled with Caesars Entertainment on a monthly basis. Planet Hollywood’s associated cost to provide reward credits is included in Casino expense in the Combined Statements of Operations. The estimated liability for Total Rewards credit redemptions was $0.9 million as of December 31, 2012.
Research and Development
CIE incurs various direct costs in relation to the development of future social and mobile games applications and future online real money poker applications, along with costs to improve current social and mobile games. CIE evaluates research and development costs incurred to determine whether the costs relate to the development of software, and therefore are required to be capitalized, and have concluded there are no capitalizable research and development costs related to the development of software.
All other research and development costs are expensed as incurred. Research and development costs were $23.1 million, $15.6 million and $2.3 million for the period from January 1 through October 21, 2013 and for the years ended December 31, 2012 and 2011, respectively. Such amounts are included in Property, general, administrative and other within the Combined Statements of Operations.
Advertising
Predecessor Growth Partners expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $46.2 million, $34.3 million and $12.5 million for the period from January 1 through October 21, 2013 and for the years ended December 31, 2012 and 2011, respectively. Advertising expense is included in Property, general, administrative and other expenses within the Combined Statements of Operations.
Stock-based Compensation
Caesars Entertainment grants stock-based compensation awards in Caesars Entertainment common stock to certain employees that work for the management companies of Planet Hollywood and Horseshoe Baltimore under the Caesars 2012 Performance Incentive Plan. Caesars Entertainment’s allocated expense to Predecessor Growth Partners associated with Planet Hollywood or Horseshoe Baltimore executives’ stock-based awards for the period from January 1 through October 21, 2013 and for the years ended December 31, 2012 and 2011, but it was not considered material to the Combined Statements of Operations of Predecessor Growth Partners.
Caesars Interactive grants stock-based compensation awards in Caesars Interactive common stock to its employees and service providers in accordance with the Caesars Interactive Entertainment, Inc. Amended and Restated Management Equity Incentive Plan (the "Plan"), which is intended to promote the interests of Caesars Interactive and its shareholders by providing key employees, directors, service providers and consultants with an incentive to encourage their continued employment or service and improve the growth and profitability of Caesars Interactive. The Plan provides for the Plan to be administered by the Human Resources Committee of the Board of Directors of Caesars Acquisition Company (the "Committee"). As a matter of policy, the exercise price of all options granted under the Plan has been determined by the Committee to ensure that the exercise price of options granted under the Plan complies with the requirement that such exercise price is not less than the fair market value of the underlying shares at the respective grant dates. Caesars Interactive has granted stock options and warrants, restricted shares and management shares to its employees. These programs are classified as either equity or liability-based instruments dependent on the terms and conditions of each of the awards. Equity-classified instruments are measured at their fair value at their date of grant and liability-classified instruments are re-measured at their fair value at each reporting date for accounting purposes. A description of the components of these programs is provided in Note 15 — Stock-Based Compensation and Employee Benefit Plans.
Income Taxes
Predecessor Growth Partners records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Predecessor Growth Partners reduces the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the more likely than not realization threshold. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, Predecessor Growth Partners' experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.
The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Prior to October 21, 2013, Predecessor Growth Partners' operations were included in the consolidated U.S. Federal income tax return and state income tax returns of Caesars Entertainment. The provision for income taxes included in the Combined Statements of Operations and Comprehensive Income was computed as if Predecessor Growth Partners filed its U.S. federal, state and income tax returns on a stand-alone basis. Planet Hollywood is a disregarded entity for federal and state income tax purposes as part of the Caesars Entertainment consolidated group. However, for the purpose of the combined financial statements for the period ended October 21, 2013 and the years ended December 31, 2012 and 2011, Planet Hollywood recorded income taxes to properly represent the cost of its operations. Upon closing of the Transactions, CGP LLC is treated as a pass-through entity for federal and state income tax purposes.
Note 2 — Recently Issued Accounting Pronouncements
Predecessor Growth Partners has assessed recently issued guidance by the FASB and have determined there are no recently issued accounting pronouncements that will have a material impact on their financial position or results of operations.
Note 3 — Development and Acquisition Activity
Interactive Entertainment
 Acquisition of Playtika Ltd.
In May 2011, Caesars Interactive Entertainment Israel, Ltd. (“CIEI”), a wholly-owned subsidiary of Caesars Interactive, acquired 51% of the voting equity interests of Playtika, a social and mobile games developer based in Israel. Aggregate cash consideration paid for this acquisition was $25.0 million, prior to consideration of cash contributions required to be made into Playtika subsequent to the acquisition. Cash acquired in the acquisition of Playtika was $6.0 million. Concurrent with the acquisition but not included in the consideration paid, CIEI made cash contributions of $15.0 million to increase the working capital of Playtika, and $11.0 million deposited into escrow in connection with contingent consideration payable. This contingent consideration was recorded at its acquisition date fair value of $10.0 million.
The results of Playtika for periods subsequent to the acquisition are included in Predecessor Growth Partners' results in its Interactive Entertainment reportable segment.
The May 2011 purchase price of Playtika was allocated based upon estimated fair values of the assets acquired and liabilities assumed, with the excess of estimated fair value over net tangible and intangible assets acquired recorded as goodwill. CIEI estimated the fair value of the assets acquired and liabilities assumed based upon consideration of the cost, income and market approaches to fair value, as appropriate, and sought the assistance of an independent valuation firm.
As part of the business combination, CIEI acquired intangible assets. The fair value of the established user base and the gaming engine followed a replacement cost method. As such, the fair value of the established customer base was based on the cost to recreate the user base using the means of advertising typically employed by CIEI to market its games to potential users. The fair value of the gaming engine was based on the cost to recreate the gaming engine using the development methods employed by CIEI and other market participants.

The fair value of the developed games was based on a multi-period excess earnings method, which is an application of the discounted cash flow method and computes the present value of after-tax cash flows attributable to the associated future income stream.
The fair value of the non-controlling interest liability was based upon the expected value at which CIEI could redeem the non-controlling interest, discounted to its present value.
For the discounted cash flow method, CIEI used a weighted average cost of capital of 21%, and revenue was projected to increase by a compound annual growth rate of approximately 16% over the period from 2011 to 2018 with EBITDA margins of approximately 46% of net revenue.
CIEI estimated appropriate rates of return for the various asset classes by considering the risk of each specific asset class relative to the overall risks of the business. The required rates of return are lowest for net working capital, higher for fixed assets and intangible assets and highest for goodwill.

•
The rate of return on net working capital assumes market participants would require a return on working capital similar to debt returns. CIEI assumed that immaterial levels of net working capital are necessary to operate Playtika in light of the short cash collection cycle.

•
The rate of return on net working capital assumes market participants would require a return on working capital similar to debt returns. CIEI assumed that immaterial levels of net working capital are necessary to operate Playtika in light of the short cash collection cycle.

•	CIEI estimated discount rates on the intangible assets to be 15.0% based on the relative risk profiles of these assets as compared to that of the overall business.

•	Goodwill was computed on a residual basis. The implied rate of return on goodwill was 24.0%, which accounts for the additional risk inherent in the asset’s unidentifiable nature.
Intangible assets acquired consisted of developed technology, primarily the gaming engine and developed games, valued at $19.9 million with an estimated useful life of 5 years and an established user base valued at $5.1 million with an estimated life of 2.5 years. The goodwill is attributed to the workforce of Playtika and the significant synergies expected subsequent to the acquisition. CIEI finalized the purchase price allocations during the fourth quarter 2011, with the final purchase price allocation as follows (in millions):

Total current assets	$6.5
Goodwill	51.8
Intangible assets other than goodwill	25.0
83.3
Total current liabilities	(6.1)
Total long term liabilities	(6.2)
Contingent consideration	(10.0)
Redeemable non-controlling interest	(36.0)
Net assets acquired	$25.0
In 2011, CIEI incurred $0.9 million in acquisition-related costs associated with the acquisition of Playtika, which are included in Property, general, administrative and other in the Combined Statements of Operations.
In December 2011, CIEI paid $78.4 million in cash to purchase the remaining 49% voting equity interest of Playtika, bringing CIEI’s ownership of Playtika to 100%. The redeemable non-controlling interest initially recorded was adjusted to its redemption value by recording a reduction to equity of $34.1 million. There was no gain or loss recognized as a result of re-measuring the redeemable non-controlling interest to its redemption value. Additionally, in December 2011, CIEI paid $11.0 million out of escrow to the selling shareholders of Playtika to settle the contingent consideration from the May 2011 acquisition. See Note 9 — Equity and Non-Controlling Interests for the changes in the carrying amount of redeemable non-controlling interest.
Acquisition of Bubbler Media
In September 2012, Playtika, Ltd. entered into an agreement with Ambar Services Limited ("Ambar") and Synesis, LLC ("Synesis") to effect a transaction whereby certain shareholders of Ambar ("Ambar Shareholders") would recruit and cause certain employees of Bubbler Media, a wholly-owned subsidiary of Synesis, to enter into employment contracts with a subsidiary of Playtika, a wholly-owned subsidiary of Caesars Interactive, to create and develop programs and software, in exchange for $7.5 million in consideration. The acquisition was recognized as a business combination and all of the consideration transferred was recognized as goodwill as there were no identifiable assets or liabilities acquired as a result of the acquisition.
Additionally, the Ambar Shareholders are entitled to four contingency payments of $0.9 million as of the first and second anniversary periods as defined in the agreement as amended. The maximum amount of contingency payments is $3.6 million. These payments are contingent upon services to be provided in the post-combination period; accordingly, these payments are not considered as part of the business combination and do not impact the total consideration transferred in respect to the business acquired. These payments will be recognized as compensation expense over the period in which they are incurred. For the period from January 1 through October 21, 2013, $1.9 million was recognized in the Combined Statements of Operations. For the year ended December 31, 2012, $0.8 million was recognized in the Combined Statements of Operations.
Acquisition of Buffalo Studios LLC
In December 2012, Caesars Interactive purchased substantially all of the assets of Buffalo Studios. Aggregate consideration was $50.8 million, including Predecessor Growth Partners' preliminary estimate of $5.6 million in contingent consideration (see Note 11— Fair Value Measurements). Buffalo Studios is a developer of social and mobile games which are played through a Facebook, Apple, or Android platform. Buffalo Studios’ principal revenue source is Bingo Blitz, an online bingo game in which users compete to win virtual prizes and game enhancements. Buffalo Studios offers its games under a "free-to-play" model in which users can download and play the game for free, but are charged for additional game credits, game enhancements, and the purchase of virtual goods. The results of Buffalo Studios for periods subsequent to the acquisition are included in Predecessor Growth Partners' results in their Interactive Entertainment segment.
The December 2012 purchase price of Buffalo Studios was allocated based upon estimated fair values of the assets acquired and liabilities assumed, with the excess of estimated fair value over net tangible and intangible assets acquired recorded as goodwill. CIE estimated the fair value of the assets acquired and liabilities assumed based upon consideration of the cost, income and market approaches to fair value, as appropriate, and sought the assistance of an independent valuation firm.
As part of the business combination, CIE acquired intangible assets. The fair value methodology used to value the established user base followed a replacement cost method. As such, the fair value of the established customer base was based on the cost to recreate the user base using the means of advertising typically employed by CIE to market its games to potential users. The fair value of the developed games and game titles was based on a multi-period excess earnings method, which is an application of the discounted cash flow method and computes the present value of after-tax cash flows attributable to the associated future income stream.
CIE estimated appropriate rates of return for the various asset classes by considering the risk of each specific asset class relative to the overall risks of the business. The required rates of return are lowest for net working capital, higher for fixed assets and intangible assets and highest for goodwill.

•
The rate of return on net working capital assumes market participants would require a return on working capital similar to debt returns. CIE assumed that immaterial levels of net working capital are necessary to operate Buffalo Studios, in light of the short cash collection cycle.

•	The rate of return on fixed assets was estimated to be 6.0%, which assumes that these assets would be financed primarily by debt financing.

•	CIE estimated discount rates on the intangible assets to be 21.0% based on the relative risk profiles of these assets as compared to that of the overall business.

•	Goodwill was computed on a residual basis. The implied rate of return on goodwill was 25.0%, which accounts for the additional risk inherent in the asset’s unidentifiable nature.

Intangible assets acquired consisted of developed games, valued at $21.0 million with an estimated useful life of 5 years, an established user base valued at $7.6 million with an estimated life of 2.5 years, and game titles valued at $7.5 million with a life of ten years. The goodwill is attributed to the workforce of Buffalo Studios and the significant synergies expected subsequent to the acquisition. Caesars Interactive recorded the purchase price allocation as follows (in millions):

Total current assets	$3.3
Non-current assets	0.6
Goodwill	12.9
Intangible assets other than goodwill	36.1
52.9
Total current liabilities	(2.1)
Contingent consideration	(5.6)
Net assets acquired	$45.2
Other CIE Acquisitions
In May 2013, CIE acquired the World Series of Poker social and mobile game assets and intellectual property from Electronic Arts, Inc. In August 2013, CIE acquired an online gaming development business based in the Ukraine. In October 2013, certain wholly-owned subsidiaries of Caesars Interactive acquired the workforce, assets and intellectual property (collectively, the "Acquired Assets") of unaffiliated third parties. Total consideration for the Acquired Assets was $18.0 million, of which $10.0 million was paid on October 21, 2013 and $8.0 million is contingent upon achieving certain milestone events. Predecessor Growth Partners had not yet finalized its purchase price allocation related to the consideration paid for this acquisition. Assets acquired and liabilities assumed in these transactions were not material to Predecessor Growth Partners' financial statements.
Pro Forma Summary
The following unaudited pro forma summary presents combined information of Predecessor Growth Partners as if Caesars Interactive had acquired 100% of the ownership interests in Buffalo Studios, Bubbler and Playtika on January 1, 2011:

(In millions)	Pro Forma for the Year Ended December 31,
	2012	2011
Net revenues	$539.2	$394.5
Net income	$162.8	$92.1
Unaudited pro forma net income has been calculated after adjusting the combined results of Predecessor Growth Partners to reflect the additional amortization and depreciation of $5.1 million and $6.9 million net of tax, for the years ended December 31, 2012 and 2011, respectively for acquired intangible and fixed assets for the period prior to the acquisition of Buffalo Studios, Bubbler and Playtika based on the fair value of the intangible and fixed assets acquired. The pro forma results reflect additional interest expense of $1.4 million and $6.3 million, net of tax for the years ended December 31, 2012 and 2011, respectively. Additional interest expense is attributable to the unsecured intercompany loans with Caesars Entertainment, assuming that such borrowings occurred on January 1, 2011 (in the case of Playtika and Buffalo Studios), the Amended and Restated Loan Agreement.
Casino Properties and Developments
Baltimore, Maryland Development
In September 2011, CEOC filed an application with the State of Maryland for the license to operate a gaming facility in the City of Baltimore. The application was filed on behalf of a venture that includes Caesars Entertainment as the lead investor and facility manager, Rock, CVPR Gaming Holdings, LLC, and STRON-MD Limited Partnership.
In July 2012, the consortium led by Caesars Entertainment was awarded the license to operate a casino in downtown Baltimore. In October 2012, Caesars Entertainment entered into definitive agreements with investors associated with Rock, CVPR Gaming Holdings, LLC, STRON-MD Limited Partnership, and PRT Two, LLC, to form a joint venture that will build and own the Horseshoe Baltimore casino. Subject to regulatory approvals and receipt of project financing, Caesars Entertainment began construction of the Horseshoe Baltimore in the first half of 2013 and plans to open the casino to the public in the middle of 2014. Pursuant to such definitive agreements, Caesars Entertainment committed to contribute a maximum of $78.0 million in capital to the joint venture, $17.7 million of which has previously been contributed and appears as a capital contribution within Additional paid-in capital on Predecessor Growth Partners' Combined Statements of Equity, for the purpose of developing and constructing the casino. Predecessor Growth Partners has an approximate 51.8% indirect ownership interest in the joint venture, which is a combined subsidiary (see Note 19 — Subsequent Events contained in the CGP LLC audited financial statements included in Exhibit 99.1 of this Annual Report for transactions relative to this transaction which occurred after October 21, 2013).
In October 2012, CBAC Gaming, LLC ("CBAC"), an indirectly-held subsidiary of the Company, entered into a lease with the City of Baltimore, Maryland to lease vacant real property for the gaming facility in Baltimore, Maryland. Subject to several extension rights provided to CBAC, the term of the lease may be extended up to a maximum of 50 years following the date the facility is open to the public. Rent payable under the lease is equal to the greater of (i) 2.99% of the gross gaming proceeds derived from the operation of the Facility, and (ii) the annual minimum rental amounts set forth in the lease.
In connection with the execution of the lease, CBAC also entered into a Land Disposition Agreement (the "LDA") with the City of Baltimore to acquire real property for the purpose of demolishing existing improvements and, thereafter, developing and operating parking garage immediately adjacent to the casino entertainment facility. The total purchase price for this real property is approximately $5.9 million.
Pursuant to the Maryland Joint Venture definitive agreements, capital calls were made to all members in April 2013 and June 2013 for an aggregate amount of $73.3 million to fund the ongoing development activities and capitalization requirements for financing of the joint venture. In accordance with Growth Partner's ownership interests in the Maryland Joint Venture, its portion of the capital contribution amounted to an aggregate total of approximately $38.0 million, which was paid by Caesars Entertainment and appears as a capital contribution within Additional paid-in capital on Predecessor Growth Partner's Combined Statements of Equity.
As of December 31, 2012, STRON-MD Limited Partnership holds 4.8% of the Horseshoe Baltimore joint venture. Their non-controlling interest contains an embedded put feature that may cause us, at any time, to purchase all of STRON-MD Limited Partnership’s interest in Horseshoe Baltimore either at cost prior to the commencement of the planned casino’s operations, or at fair market value after the commencement of operations. For accounting purposes, their ownership interest is presented as redeemable non-controlling interest presented outside of permanent equity on the Combined Balance Sheet (see Note 9 — Equity and Non-Controlling Interests for the changes in the carrying amount of redeemable non-controlling interest).
Note 4 — Land, Property and Equipment, net
Land, property and equipment, net consists of the following:

(In millions)	December 31, 2012
Land and land improvements	$91.7
Building and improvements	304.8
Furniture, fixtures and equipment	86.3
Construction in progress	8.1
490.9
Less: accumulated depreciation	(70.5)
Land, property and equipment, net	$420.4
Caesars Interactive entered into a Platform Development and Service Agreement, dated as of January 30, 2012 (the "Platform Agreement"), with 888, Caesars Interactive’s partner in the UK online real money gaming market. The Platform Agreement provides that 888 will develop and service an online real money poker platform for use in any United States jurisdiction when online real money gaming becomes legal. Under this agreement, 888 receives a portion of the revenue derived from the platform and reimbursement for expenses. Reimbursements for computer hardware incurred prior to construction in progress, and reimbursements for other development costs and expenses have been recorded in Property, general, administrative and other in the Combined Statements of Operations. The Platform agreement also provides 888 the option to market or sell the rights to the technology developed under the agreement, but upon exercising such option, 888 would be required to reimburse Caesars Interactive some or all of the computer hardware and development costs and expenses.
In August 2013, Caesars Interactive and 888 amended the Platform Agreement and entered into a Services Agreement (collectively, the “888 Agreements”) whereby 888 exercised its non-exclusivity option allowing them to use and market the platform in jurisdictions that Caesars Interactive operates. In accordance with the 888 Agreements, 888 reimbursed Caesars Interactive for costs incurred during the development stage of the platform. Additionally, 888 will reimburse Caesars Interactive for computer hardware costs through a reduction of 888’s revenue share.
Depreciation expense for property and equipment is reflected in Depreciation and amortization in the Combined Statements of Operations. For the period from January 1 through October 21, 2013 and for the years ended December 31, 2012 and 2011, the aggregate depreciation expense was $22.6 million, $25.5 million and $25.0 million, respectively.

Note 5 — Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill were as follows:

(In millions)	Interactive Entertainment	Casino Properties and Developments	Total
Balance at January 1, 2012	$51.8	$25.2	$77.0
Acquisitions	20.4	—	20.4
Balance at December 31, 2012	$72.2	$25.2	$97.4
The following table provides the gross carrying amount and accumulated amortization for each major class of intangible assets other than goodwill:

	December 31, 2012
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Developed technology	4.2	$40.9	$(6.5)	$34.4
Customer relationships / user base	2.8	15.1	(4.0)	11.1
Other intangible assets	10.6	10.7	(0.7)	10.0
		$66.7	$(11.2)	55.5
Non-amortizing intangible assets
Trade name				98.7
Baltimore gaming license				22.5
				121.2
Total intangible assets other than goodwill				$176.7

The aggregate amortization expense for those intangible assets that are amortized is reflected in Depreciation and amortization in the Combined Statements of Operations. For the period from January 1 through October 21, 2013 and for the years ended December 31, 2012 and 2011, there was $12.5 million, $6.7 million and $4.2 million, respectively of amortization expense. Estimated annual amortization expense for the years ending December 31, 2014, 2015, 2016, 2017, 2018 and thereafter is $14.1 million, $12.4 million, $7.8 million, $6.3 million, $1.6 million and $4.8 million, respectively.
No impairment charges were recorded for the period from January 1 through October 21, 2013 and for the years ended December 31, 2012 and 2011.
Note 6 — Accrued Expenses
Accrued expenses consisted of the following:

(In millions)	December 31, 2012
Payroll and other compensation	$12.0
Deferred revenue, deposits and customer funds liability, including advance hotel deposits	8.4
Accrued non-income taxes	6.0
Contingent consideration(1)	5.6
Self-insurance claims and reserves	3.0
Interest payable	1.2
Other accruals	16.5
$52.7
_________________________
(1) Contingent consideration related to acquisitions (See Note 3 - Development and Acquisition Activity and Note 11— Fair Value Measurements).

Note 7 — Debt
The following table presents Predecessor Growth Partners' outstanding third-party debt, excluding capital lease obligations, as of December 31, 2012:

		December 31, 2012
(In millions)	Maturity	Rate	Face Value	Book Value
Planet Hollywood Amended and Restated Loan Agreement	2015	3.07%	$515.5	$459.7
Planet Hollywood Amended and Restated Loan Agreement
In connection with the 2010 acquisition of Planet Hollywood and the related assumption of debt, Planet Hollywood entered into the Amended and Restated Loan Agreement with Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2007- TFL2 (the "Lender"). On October 26, 2011, Planet Hollywood exercised its option to extend the Planet Hollywood senior secured loan to 2013. On December 5, 2013 the loan maturity was again extended to April 2015. No additional options exist to extend the maturity of the loan. This loan is secured by the assets of PHWLV, LLC.
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
In connection with Planet Hollywood's Amended and Restated Loan Agreement, Caesars Entertainment entered into a Guaranty Agreement (the "Guaranty") for the benefit of the Lender, pursuant to which Caesars Entertainment guaranteed to the Lender certain recourse liabilities of Planet Hollywood. Caesars Entertainment’s maximum aggregate liability for such recourse liabilities is limited to $30.0 million, provided that such recourse liabilities of Planet Hollywood do not arise from (i) events, acts, or circumstances that are actually committed by, or voluntarily or willfully brought about by, Caesars Entertainment or (ii) event, acts, or circumstances (regardless of the cause of the same) that provide actual benefit (in cash, cash equivalent, or other quantifiable amount) to Planet Hollywood, to the full extent of the actual benefit received by Planet Hollywood. Pursuant to the Guaranty, Caesars Entertainment is required to maintain a net worth or liquid assets of at least $100.0 million.
Horseshoe Baltimore Credit and FF&E Facilities
CBAC, an indirect wholly-owned subsidiary of the Maryland Joint Venture, entered into a credit agreement (the "Baltimore Credit Facility") in July 2013 in order to finance the acquisition of land in Baltimore, Maryland and the construction of the Horseshoe Baltimore and a parking garage (collective, the "Baltimore Development"). The Baltimore Credit Facility provides for (i) a $300.0 million senior secured term facility with a seven-year maturity, which is comprised of a $225.0 million facility that was funded on July 2, 2013 upon the closing of the Baltimore Credit Facility, a $37.5 million delayed draw facility available from the closing of the Baltimore Credit Facility until July 2014 and a $37.5 million delayed draw facility available until January 2015 and (ii) a $10.0 million senior secured revolving facility with a five-year maturity. The Baltimore Credit Facility is secured by substantially all material assets of CBAC and its wholly-owned domestic subsidiaries.
In connection with the foregoing, Caesars Baltimore Investment Company, LLC ("Caesars Baltimore") and the other joint venture partners each provide, on a several and not joint basis, a completion guarantee with respect to the Baltimore Development, which guarantees completion of the construction of the Baltimore Development, availability of contemplated working capital and the discharge, bonding or insuring over of certain liens in connection with the Baltimore Development. The maximum liability of Caesars Baltimore under its completion guarantee is approximately $9.1 million.
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
The Baltimore Credit Facility contains customary negative covenants, subject to certain exceptions, restricting or limiting the ability of CBAC to, among other things, dispose of its assets and change its business or ownership, consummate mergers or acquisitions, make dividends, stock repurchases and optional redemptions of subordinated debt, incur debt and issue preferred stock, make loans and investments, create liens on its assets and enter into transactions with affiliates. In addition, the Baltimore Credit Facility includes a covenant prohibiting the senior secured leverage ratio from exceeding 7.5 to1.0 for the first three quarters, 6.0 to 1.0 for the next four quarters, and 4.75 to 1.0 for the remainder of the agreement after the commencement of operations of the Baltimore Development.
Concurrently with the closing of the Baltimore Credit Facility, CBAC entered into an equipment financing term loan facility for up to $30.0 million (the "Baltimore FF&E Facility"). Under the Baltimore FF&E Facility, CBAC may use funds from the facility to finance or reimburse the purchase price and certain related costs of furniture, furnishings, and equipment (referred to as "FF&E") to be used in the Baltimore Development. Proceeds of the Baltimore FF&E Facility will also be available to refinance the purchase price of FF&E purchased with other amounts available to CBAC. Draws under the Baltimore FF&E Facility may be made after the closing date and prior to January 2015, provided that a final draw of the unused commitment amount will be deposited into an escrow account pledged to the collateral agent for the Baltimore FF&E Facility at the end of the commitment period, and such funds will be available for subsequent financing of FF&E purchases. CBAC is not permitted to reduce the commitments under the FF&E Facility. The Baltimore FF&E Facility will mature five years and six months after the closing of the facility.
The Baltimore FF&E Facility has covenants and events of default substantially consistent with the Baltimore Credit Facility, and other restrictive covenants customary for FF&E facilities of this type.
Interest and Fees
The amount outstanding under the Planet Hollywood senior secured loan bears interest at a rate per annum equal to the London Inter-Bank Offered Rate ("LIBOR") plus 2.859%. A subsidiary of CEOC owns interest-only participations in a portion of the PHW Las Vegas, LLC senior secured loan that are entitled to interest at a fixed rate equal to 1.59% per year.
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
Note 8 — Financial Instruments
Restricted Cash
The total balance in Restricted cash at December 31, 2012 was $30.6 million, which includes cash restricted under the Planet Hollywood Amended and Restated Loan Agreement.
The Planet Hollywood Amended and Restated Loan Agreement requires that Planet Hollywood maintain certain reserves for payment of property taxes, insurance, interest and ongoing furniture, fixtures and equipment purchases or property improvements. Amounts deposited into the specified reserve funds under this agreement represent restricted cash and aggregated $26.2 million in long-term assets and $4.4 million in short-term assets at December 31, 2012. The classification between current and long-term is dependent upon the intended use of each specific reserve balance.
CIE Convertible Notes
In March 2012, Rock and CIE entered into an agreement pursuant to which Rock Gaming purchased approximately 6,155 shares of CIE common stock for $30.4 million in cash and agreed to purchase additional shares of CIE common stock on or before July 2, 2012. CIE used the proceeds from this sale to prepay a portion of the then outstanding balance on an unsecured credit facility with Caesars Entertainment (see Note 18 — Related Party Transactions).
In June 2012, CIE and Rock modified the agreement with Rock such that CIE issued to Rock approximately 382 shares of CIE common stock and a promissory note for $28.5 million in exchange for $30.4 million in cash. The promissory note is convertible into approximately 5,773 shares of CIE common stock. In November 2012, CIE issued to Rock an additional promissory note for $19.2 million in exchange for $19.2 million in cash. The additional promissory note is convertible into approximately 3,140 shares of CIE common stock. The ability to convert the promissory notes into shares is subject to the satisfaction of certain specified criteria in June 2014, therefore, both promissory notes, totaling $47.7 million, are classified as long-term in Predecessor Growth Partners Combined Balance Sheet at December 31, 2012.
Derivative Instruments
On December 9, 2011, Planet Hollywood entered into an interest rate cap agreement for a notional amount of $517.7 million at a LIBOR cap rate of 7.0% which matured on December 9, 2013. Planet Hollywood did not designate the interest rate cap agreement as a cash flow hedge. Therefore, any change in fair value was recognized in interest expense during the period in which the change in value occurred. Likewise, Predecessor Growth Partners had no derivatives designated as hedging instruments at December 31, 2012.
The effect of derivative instruments in the Combined Statements of Operations for the period from January 1 through October 21, 2013 and for the years ended December 31, 2012 and 2011 was immaterial.
Note 9 — Equity and Non-Controlling Interests
Additional paid-in capital and Retained earnings
Prior to the Transactions, Additional paid-in capital and Retained earnings represented the cumulative net investment by Caesars Entertainment in Predecessor Growth Partners, including any prior net income or loss or other comprehensive income or loss attributed to Predecessor Growth Partners and contributions received from or distributions made to Caesars Entertainment. Current domestic income tax liabilities were deemed to be remitted in cash to Caesars Entertainment in the period the related income tax expense was recorded. Certain transactions between Predecessor Growth Partners and other related parties that are wholly-owned subsidiaries of Caesars Entertainment, including allocated expenses and settlement of intercompany transactions, were also included in Additional paid-in capital.
Cash received as interest on investments in notes from related party was transferred back to Caesars Entertainment. Such transfers were recorded as equity transactions, net of associated tax, and included as a component of Additional paid-in capital. Predecessor Growth Partners treated these net distributions to Caesars Entertainment as financing transactions in its statements of cash flows.
Non-controlling interest
As of December 31, 2012, STRON-MD Limited Partnership holds 4.8% of the Horseshoe Baltimore joint venture. Their non-controlling interest contains an embedded put feature that may cause us, at any time, to purchase all of STRON-MD Limited Partnership’s interest in Horseshoe Baltimore either at cost prior to the commencement of the planned casino’s operations, or at fair market value after the commencement of operations. This election is at the option of the holder, which is therefore not within the control of the issuer. As such, for accounting purposes, their ownership interest is presented as redeemable non-controlling interest presented outside of permanent equity on the Combined Balance Sheet.
Similarly, prior to acquiring the non-controlling interest in Predecessor Growth Partners' Playtika subsidiary in December 2011, this non-controlling interest was also classified as redeemable non-controlling interests. In December 2011 the remaining non-controlling interest of Playtika was acquired, bringing the Company’s ownership of Playtika to 100% (see Note 3 — Development and Acquisition Activity).
The changes in the carrying amount of Redeemable non-controlling interests were as follows (in millions):

Balance as of January 1, 2011	$—
Acquisition of controlling interest in Playtika	36.0
Net income attributable to non-controlling interest	8.3
Changes in redemption value of redeemable non-controlling interest	34.1
Purchase of additional interest in Playtika	(78.4)
Capital contribution in Horseshoe Baltimore	1.1
Balance as of December 31, 2011	1.1
Net loss attributable to redeemable non-controlling interests	(0.3)
Capital contribution to Horseshoe Baltimore	0.5
Balance as of December 31, 2012	$1.3

Net loss attributable to redeemable non-controlling interests from the Horseshoe Baltimore joint venture for the period from January 1 through October 21, 2013 and for the year ended December 31, 2012, was recognized in the Combined Statements of Operations, but was not recognized in the Combined Statements of Equity as it was accounted for as mezzanine equity during the respective periods.
The following is a summary of Predecessor Growth Partners' net (loss)/income attributable to non-controlling interests for the period from January 1 through October 21, 2013 and for the years ended December 31, 2012 and 2011:

(In millions)	January 1, 2013 Through October 21, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net (loss)/income attributable to redeemable non-controlling interests	$(0.5)	$(0.3)	$8.3
Net (loss)/income attributable to non-controlling interests	(4.6)	0.9	(0.3)
As presented on the Combined Statements of Operations
Net (loss)/income attributable to non-controlling interests	$(5.1)	$0.6	$8.0
Issuance of Caesars Interactive Common Stock
On March 30, 2012, Caesars Interactive entered into an agreement with an affiliate of Rock pursuant to which Rock purchased approximately 6,155 shares of Caesars Interactive’s common stock for $30.4 million in cash. On June 29, 2012, Caesars Interactive amended the agreement with Rock whereby Rock paid $30.4 million in cash for an additional approximately 382 shares of Caesars Interactive’s common stock and a convertible promissory note, convertible into approximately 5,773 shares of CIE’s common stock (see Note 8 — Financial Instruments). Execution of this amendment resulted in the elimination of the $10.0 million minimum guaranteed payment previously recorded in equity.
Accumulated other comprehensive income
Accumulated other comprehensive income consists of unrealized gain on investments in notes from related party as of December 31, 2012 (see Note 18 — Related Party Transactions), net of taxes. For the period from January 1 through October 21, 2013 and for the year ended December 31, 2012, there were no amounts reclassified out of Accumulated other comprehensive income.
Note 10 — Income Taxes
The components of income before income taxes and the related provision for the United States and other income taxes for Predecessor Growth Partners were as follows:

(In millions)	January 1, 2013 Through October 21, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Income before Income Taxes
United States	$79.3	$117.8	$120.2
Outside of the United States	62.9	76.0	23.0
Total income before income taxes	$142.2	$193.8	$143.2

(In millions)	January 1, 2013 Through October 21, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Income Tax Provision
United States
Current (Federal)	$31.7	$29.3	$25.5
Deferred (Federal)	7.7	17.1	19.3
Outside of the United States
Current	13.8	23.1	7.4
Deferred	(2.9)	(3.1)	(1.5)
Total income tax provision	$50.3	$66.4	$50.7

The differences between the United States statutory federal income tax rate and the effective tax rate expressed as a percentage of income before taxes were as follows:

	January 1, 2013 Through October 21, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Statutory tax rate	35.0%	35.0%	35.0%
Increases/(decreases) in tax resulting from:
Federal Valuation Allowance change	3.8	—	—
Foreign income taxed at lower rates than the U.S.	(7.6)	(3.4)	(1.5)
Nondeductible lobbying	0.2	0.8	0.3
Nondeductible stock-based compensation	2.4	0.8	1.5
Offering costs	0.1	0.7	—
Non-controlling interests	1.2	0.5	0.1
Other	0.2	(0.1)	—
Effective tax rate	35.3%	34.3%	35.4%
The major components of the Deferred tax assets and liabilities in Predecessor Growth Partners' Combined Balance Sheet were as follows (in millions):

(In millions)	December 31, 2012
Deferred tax assets
Compensation programs	$3.8
Research and development costs	2.0
Net operating losses	7.8
U.S. federal tax credits	0.1
Accrued expenses	1.1
Allowance for doubtful accounts	0.1
Intangibles	33.2
Deferred revenue	—
Other	0.3
Subtotal	48.4
Less: valuation allowance	—
Total deferred tax assets	48.4

Deferred tax liabilities
Intangible assets	28.8
Prepaid expenses	1.8
Fixed assets	8.2
Debt	153.9
Other	0.2
Total deferred tax liabilities	192.9

Net deferred tax liability	$(144.5)
As a result of certain realization requirements of ASC 718, Compensation – Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2012, that arose directly from tax deductions related to stock-based compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $0.1 million if and when such deferred tax assets are ultimately realized. Predecessor Growth Partners uses ASC 740, Income Taxes, when determining when excess tax benefits have been realized.
At December 31, 2012, Predecessor Growth Partners had U.S. federal net operating losses ("NOL") carry-forwards of $22.6 million. These NOLs will begin to expire in 2030. Predecessor Growth Partners was sufficiently profitable or otherwise had sufficient control over the reversibility of its deferred tax liabilities such that no valuation allowance was necessary against the 2012 federal deferred tax assets. The amount of these NOLs for which the tax benefit will be recorded to additional paid-in capital when realized is $0.4 million for the year ended December 31, 2012. As of December 31, 2012, Predecessor Growth partners did not have any state NOL carry-forwards.

Predecessor Growth Partners does not provide for deferred taxes on the excess of the financial reporting over the tax basis in its investments in foreign subsidiaries that are essentially permanent in duration. Predecessor Growth Partners has determined if additional cash flows are necessary in future periods to support its U.S. operations, Predecessor Growth Partners intends and has the ability to obtain such funds from other sources and would not repatriate earnings from their foreign subsidiaries. That excess is estimated to total $70.0 million at December 31, 2012. The additional deferred taxes, including foreign withholding taxes that have not been provided are estimated at $8.1 million at December 31, 2012.
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

(In millions)	January 1, 2013 Through October 21, 2013
Balance at January 1, 2013	$—
Additions on tax positions of prior years	0.2
Balance at October 21, 2013	$0.2
Predecessor Growth Partners classifies reserves for tax uncertainties within accrued expenses and deferred credits and other in it Combined Balance Sheet, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.
Predecessor Growth Partners recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Predecessor Growth Partners did not accrue any material interest and penalties in 2013 related to uncertain tax positions. Included in the balance of unrecognized tax benefits at October 21, 2013 are approximately $0.2 million of unrecognized tax benefits that, if recognized, would impact the effective tax rate.
Predecessor Growth Partners files income tax returns, including returns for its subsidiaries, with federal, state, and foreign jurisdictions. Predecessor Growth Partners is under regular and recurring audit by the Internal Revenue Service on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months. The tax years that remain open for examination for Predecessor Growth Partners’ major jurisdictions are 2010 through 2013 for the U.S. and Canada and 2011 through 2013 for Israel.
Predecessor Growth Partners believes that it is reasonably possible that the unrecognized tax benefits will not increase or decrease significantly within the next twelve months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although Predecessor Growth Partners believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on their earnings. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having favorable impact on earnings.
Note 11— Fair Value Measurements
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

Level 1:	Observable inputs such as quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date;
Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents the fair value of Predecessor Growth Partners' assets and liabilities that are required to be measured at fair value:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	Total	Level 1	Level 2	Level 3
December 31, 2012
Assets:
Investments in notes from related party	$790.6	$—	$790.6	$—
Liabilities:
Contingent consideration related to acquisitions	5.6	—	—	5.6

Fair Value Measurements Using Significant Unobservable Inputs
Contingent Consideration
(In millions)	Level 3
Balance at January 1, 2012	$—
Addition	5.6
Balance at December 31, 2012	$5.6
Predecessor Growth Partners' assessment of goodwill and other intangible assets for impairment includes an assessment using various Level 2 (EBITDA multiples and discount rate) and Level 3 (forecasted cash flows) inputs. Predecessor Growth Partners' determination of stock-based compensation includes the valuation of CIE’s common stock and the related options and warrants using various Level 2 and Level 3 inputs.
As part of the preliminary purchase price allocation related to its acquisition of Buffalo Studios in December 2012, Predecessor Growth Partners recorded $5.6 million in contingent consideration, which is remeasured at fair value until settlement under ASC 805, Business Combinations. This contingent consideration is payable in 2014, based upon a multiple of EBITDA for the calendar year 2013 in excess of a specified minimum threshold (generally referred to as an "earn-out" payment). This liability falls into Level 3 within the fair value hierarchy and was adjusted to its estimated fair value of $55.6 million as of October 21, 2013. The change of $50.0 million in the estimated value of the contingent consideration between the time the initial estimate was finalized and October 21, 2013 is recorded in the Change in fair value of contingent consideration line of the Combined Statements of Operations. A probability approach considering the various estimated calendar 2013 EBITDA levels and related likelihood of achieving those levels, resulting in different values for the earn-out payment was applied in estimating the fair value of this earn-out liability.
Predecessor Growth Partners may have to pay additional consideration associated with its acquisitions of the WSOP mobile poker game contingent upon meeting or exceeding of specified performance criteria.
Entities are permitted to choose to measure certain financial instruments and other items at fair value. Predecessor Growth Partners has not elected the fair value measurement option for any of its assets or liabilities that meet the criteria for this option.
Predecessor Growth Partners' long-term debt bears interest based upon variable market interest rates. The fair value of such debt approximates its face value as of December 31, 2012.
Note 12 — Litigation, Contractual Commitments and Contingent Liabilities
Litigation
From time to time, CAC, Predecessor Growth Partners, or CGP LLC may be subject to legal proceedings and claims in the ordinary course of business.
Multiple lawsuits have been filed against CBAC Gaming, LLC ("CBAC"), the City of Baltimore, the MDE and other parties in relation to the proposed location and the development of Horseshoe Baltimore. These cases allege violations of various environmental laws, violations of zoning laws and public nuisance, among other claims. Although CAC, Predecessor Growth

Partners, and CGP LLC believe that they have adequate defenses to these claims, an adverse judgment could result in additional costs, delays in construction, or injunctions.
In November 2012, the MDE granted approval of the Maryland Joint Venture’s amended RAP under MDE's Voluntary Cleanup Program that named the Maryland Joint Venture, rather than the City of Baltimore, as the party that will implement the RAP and redevelop the proposed location of Horseshoe Baltimore. On February 20, 2013, a group of local residents working with the non-profit Inner Harbor Stewardship Foundation (the "Foundation") filed a complaint in the Maryland Circuit Court challenging the legality of the MDE’s approval of the amended RAP. In the case, known as Ruth Sherrill, et al. v. State of Maryland Department of the Environment, et al., the Plaintiffs claimed that the amended RAP was approved without complying with the public notice and participation requirements of Maryland law. The plaintiffs sought additional public notice and participation, and to obtain an injunction on, among other things, any construction activities at the site pending the resolution of the case. On March 14, 2013, the court denied the plaintiffs' motion for a Temporary Restraining Order and Preliminary Injunction ("TRO"). The plaintiffs' appeal of the TRO ruling was dismissed. On April 22, 2013, the plaintiffs filed an amended complaint adding a public nuisance claim to their original complaint. The Maryland Joint Venture filed a motion to dismiss the plaintiffs' amended complaint and a hearing was held on the motion on June 14, 2013. The amended complaint was dismissed on November 6, 2013. The plaintiffs filed a notice of appeal on December 6, 2013 and oral arguments are scheduled for September 2014.
The plaintiffs issued a notice of intent to file a citizen suit under 42 U.S.C. §§ 6972(a)(1)(A) and (a)(1)(B) of the Resource Conservation and Recovery Act. This notice of intent indicated an intention to sue CBAC, the City of Baltimore, Whiting-Turner, the general contractor for the construction of the Horseshoe Casino, and the Maryland Chemical Company, the former owner and operator of the site. The citizen suit was filed on September 19, 2013, but did not name Whiting-Turner. The defendants filed motions to dismiss on October 15, 2013 for lack of subject matter jurisdiction and failure to state a claim to which plaintiffs responded on November 1, 2013. No hearing has been set on the motions to dismiss.
The decision of the Board of Municipal Zoning Appeals to grant variances for the site for Horseshoe Baltimore was appealed by separate parties on the basis of alleged procedural irregularities. The appeals were dismissed for lack of standing on October 11, 2013 and no appeal of that decision was timely filed.
On August 1, 2013, ten individuals claiming to represent a class of similarly situated individuals filed a complaint in the U.S. District Court for the Northern District of Maryland against the Maryland Department of the Environment, the City of Baltimore, the U.S. Environmental Protection Agency, CBAC Gaming, LLC, Whiting-Turner Contracting Company, and Urban Green Environmental, LLC. The 11 count complaint alleged that the RAP for the proposed location of Horseshoe Baltimore is inadequate and approved without appropriate public participation. Plaintiffs seek declaratory and injunctive relief, compensatory and punitive damages, and claim violations of civil rights laws and the Clean Water Act, civil conspiracy, and a variety of torts. The plaintiffs also sought a temporary restraining order, which the District Court denied on August 9, 2013. Plaintiffs amended their complaint on November 15, 2013 and again on December 26, 2013, adding 44 new plaintiffs and naming MDE, the Secretary of MDE, the City of Baltimore, the Mayor of the City of Baltimore, the Baltimore Development Corporation, and CBAC Gaming and CBAC Borrower as defendants. The defendants filed motions to dismiss on January 27, 2014 and plaintiffs filed their oppositions on February 28, 2014.
From time to time, the City of Baltimore may be subject to legal proceedings asserting claims related to the site. At this time, CAC, Predecessor Growth Partners, and CGP LLC have not been named as parties to these proceedings. However, an unfavorable outcome for the City of Baltimore could lead to construction delays if it were determined that corrective action was required and could not be implemented successfully offsite.
Four residents of Baltimore City and County issued a notice of intent to file a citizen suit under 33 U.S.C. § 1365(b) of the Clean Water Act against the City of Baltimore as owner of the site for water pollution alleged to originate there. A lawsuit was filed on behalf of two of the residents on July 2, 2013. The City of Baltimore moved to dismiss the complaint on August 28, 2013. One of the plaintiffs withdrew from the case on October 10, 2013. The U.S. District Court for the District of Maryland dismissed the case without prejudice on January 7, 2014 for lack of standing.
Two residents of Baltimore City filed suit on May 20, 2013 against the City of Baltimore, as owner of the site, alleging that the City of Baltimore was in violation of Maryland water pollution laws as a result of groundwater contamination alleged to be migrating from the site. The City of Baltimore was served with the complaint on June 12, 2013. An amended complaint was filed on July 19, 2013, which the City of Baltimore moved to dismiss on August 6, 2013. Plaintiffs dismissed the complaint without prejudice on September 12, 2013.
Playtika Employment Agreements
In December 2011, a subsidiary of Caesars Interactive entered into employment agreements with certain selling shareholders of Playtika who had been managing Playtika both prior and subsequent to CIE’s May 2011 acquisition. Under these employment agreements, a subsidiary of Caesars Interactive agreed to pay $4.0 million in success bonuses; $2.0 million to each of two employees in the event that each employee is still employed 29 months from the commitment date of the employment agreement. If the employee’s employment is terminated without cause or terminated by the employee for good reason prior to the completion of the required 29 months of service, but after completion of service through July 1, 2013, each of the employees is entitled to receive 40% of this success bonus.
In addition, Caesars Interactive has remaining success bonuses payable to certain other Playtika employees of $1.1 million payable during the year ending December 31, 2014. These success bonuses are dependent upon the receiving individuals still being employed on the dates that such bonuses become payable. Success bonuses are included in Accrued expenses in the Combined Balance Sheet with a charge to compensation expense over the required service period.
In June 2013, Predecessor Growth Partners recognized compensation expense in connection with the resignation of a Playtika senior management member. This expense is included in Property, general, administrative and other in the Combined Statements of Operations.
Planet Hollywood Energy Services Agreement
Planet Hollywood's predecessor entered into an Energy Services Agreement ("ESA") with Northwind Aladdin, LLC ("Northwind") on September 24, 1998, subject to five subsequent amendments. Under the terms of the amended ESA, Northwind is required to provide chilled water, hot water and emergency power to Planet Hollywood from a central utility plant for a term that expires February 29, 2020. Planet Hollywood recorded expenses of $2.5 million for the period from January 1 through October 21, 2013 and $3.0 million for each of the years ended December 31, 2012 and 2011, which are included in Property, general, administrative and other expenses in the accompanying Combined Statements of Operations.
Planet Hollywood Self-Insurance
Planet Hollywood was self-insured by Caesars Entertainment and its subsidiaries up to certain limits for costs associated with general liability, workers’ compensation, and employee health coverage through June 2013. See Note 18 — Related Party Transactions for additional information.
Planet Hollywood Participation and Servicing Agreement
In 2009, the predecessor of Planet Hollywood entered into an agreement to purchase a participation interest in certain mortgaged properties. Under the terms of this agreement, Planet Hollywood is required to pay the counterparty $5.6 million at the earlier of October 5, 2015, or on March 31 subsequent to the first year that such mortgaged properties generate a positive net cash flow in excess of a pre-determined minimum amount. The mortgaged properties have not and are not expected to generate a positive net cash flow in excess of this pre-determined minimum amount within the next calendar year, and the associated liability has been included in Deferred credits and other within the Combined Balance Sheet.
Entertainment Commitments
In July 2013, Planet Hollywood terminated its lease with a third-party in order to retake possession of the larger performance theater space in Planet Hollywood, recently rebranded as The AXIS Powered by Monster at Planet Hollywood Resort & Casino. In connection with that transaction, Planet Hollywood refurbished the theater and entered into a two-year performance agreement with Britney Spears pursuant to which Ms. Spears has agreed to perform a total of 96 shows at The AXIS Powered by Monster at Planet Hollywood Resort & Casino starting in December 2013. The performance agreement with Ms. Spears contains customary representations, warranties, covenants and agreements and exclusivity and non-compete provisions for similar transactions. Aggregate commitments under the lease termination agreement, amounts committed to refurbishing the theater and commitments under the performance agreement aggregate approximately $47.6 million through December 31, 2015.
Contingent Consideration
It is expected that additional consideration will be paid associated for acquisitions as further discussed in Note 11— Fair Value Measurements.
Note 13 — Leases
Predecessor Growth Partners leases both real estate and equipment used in its operations and classifies those leases as either operating or capital leases for accounting purposes. As of October 21, 2013, Predecessor Growth Partners had no material capital leases and the remaining lives of its operating leases ranged from one to 84 years with various automatic extensions.
A subsidiary of Caesars Baltimore Investment Company, LLC entered into a ground lease agreement with the City of Baltimore in October 2012 in relation to Horseshoe Baltimore. The subsidiary took possession and started the lease term in July 2013. The total minimum lease payments relating to the aforementioned lease are $197.3 million and have been reflected in the operating lease table below.

Rental expense associated with operating leases is charged to expense in the year incurred. Rental expense for operating leases and other month-to-month cancellable leases are included in Operating expenses in the Combined Statements of Operations and amounted to $13.8 million, $12.5 million and $12.3 million for the period from January 1 through October 21, 2013 and for the years ended December 31, 2012 and 2011, respectively.
As of October 21, 2013, Predecessor Growth Partners' future minimum rental commitments under its non-cancellable operating leases are as follows:

(In millions) Year	Non-cancellable operating leases
2013	$1.6
2014	10.4
2015	18.1
2016	19.8
2017	21.8
2018	22.8
Thereafter	718.2
Total minimum rent commitments	$812.7
Note 14 — Supplemental Cash Flow Information
The increase/(decrease) in cash and cash equivalents due to the changes in working capital accounts were as follows:

(In millions)	January 1, 2013 Through October 21, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Payable to related parties	$30.6	$10.9	$(15.5)
Accrued expenses	1.4	13.2	1.3
Accounts payable	(0.6)	2.0	3.1
Prepayments and other current assets	(1.3)	(0.9)	(0.2)
Foreign tax payable	(10.5)	5.8	5.0
Receivables	(10.2)	(9.3)	(9.8)
Interest receivable from related party	(9.4)	(0.1)	(0.1)
Net change in working capital accounts	$—	$21.6	$(16.2)
     The following table reconciles Interest expense, net of interest capitalized, per the Combined Statements of Operations, to cash paid for interest:

(In millions)	January 1, 2013 Through October 21, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Interest expense, net of interest capitalized	$39.7	$41.7	$39.9
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(1.2)	0.5	(0.7)
Net amortization of debt discounts	(18.8)	(21.4)	(20.1)
Amortization of accumulated other comprehensive loss	—	—	(0.1)
Capitalized interest	0.8	0.1	0.2
Cash paid for interest	$20.5	$20.9	$19.2

Cash payments for income taxes, net	$24.2	$16.8	$3.6
Non-cash investing activities include $25.6 million of purchases classified as Land, property and equipment, net in the Consolidated Balance Sheet which had corresponding liabilities in Accounts Payable as of October 21, 2013.
Note 15 — Stock-Based Compensation and Employee Benefit Plans
A number of employee benefit programs are established for purposes of attracting, retaining, and motivating employees. The following is a description of the basic components of these programs as of October 21, 2013.

Stock-Based Compensation Plans
Caesars Entertainment grants stock-based compensation awards in Caesars Entertainment common stock to certain employees that work for the management companies of Planet Hollywood and Horseshoe Baltimore under the Caesars 2012 Performance Incentive Plan. Predecessor Caesars Entertainment’s allocated expense associated with Planet Hollywood or Horseshoe Baltimore executives' stock-based awards for the period from January 1 through October 21, 2013 and for the years ended December 31, 2012 and 2011, was not considered material to the combined financial statements.
Caesars Interactive grants stock-based compensation awards in Caesars Interactive common stock to its employees and service providers in accordance with the Plan, which is intended to promote the interests of Caesars Interactive and its shareholders by providing key employees, directors, service providers and consultants with an incentive to encourage their continued employment or service and improve the growth and profitability of Caesars Interactive.
The following is a description of the components of these programs under the Plan as of October 21, 2013:
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
On September 30, 2013 and October 10, 2013, certain key Caesars Interactive employees and non-employees were granted time-based stock options which vest ratably over a period of either five or seven years.
Certain Caesars Interactive employees have been granted Caesars Interactive stock options, and one service provider has been granted a warrant to purchase common stock of Caesars Entertainment, with vesting conditions associated with the legalization and implementation of online gaming in the U.S. These stock options and warrants vest based on conditions other than market, performance or service conditions and therefore have been recorded as liability-classified instruments and are measured at their fair value at each reporting date for accounting purposes. Predecessor Growth Partners is recognizing the stock compensation expense associated with these awards over the 10 year contractual life of each of the awards.
All warrants to Caesars Interactive non-employees and the majority of the stock options to employees and non-employees contain a call option, at a fixed amount, which is exercisable by Caesars Interactive. Since the embedded call feature is at a fixed price, the call feature could potentially result in a repurchase amount that is less than the fair value of the underlying shares. Therefore, these options and warrants are liability-classified instruments and are measured at fair value at each reporting date for accounting purposes. Options without this call provision are equity-classified instruments and are measured at their fair value at the date of grant for accounting purposes. All unexercised options and warrants expire on the tenth anniversary of the grant date.

As of December 31, 2012, Caesars Interactive had approximately 4,484 shares available for awards under the Plan. The Plan was amended and restated during the third quarter of 2013 to, among other things, increase the shares available under the Plan. The following is a summary of Caesars Interactive’s stock option and warrant activity for the years ended December 31, 2012 and 2011:

	Shares	Weighted Average Exercise Price	Fair Value (1)	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2011	9,312	$1,586.50	$93.47	8.4
Granted (employee time-based stock options)	2,077	$1,586.50	$228.80
Granted (non-employee time-based warrants)	125	$1,586.50	$148.86
Outstanding at December 31, 2011	11,514	$1,586.50	$118.48	7.9
Vested and expected to vest at December 31, 2011	10,392	$1,586.50	$119.05	7.9
Exercisable at December 31, 2011	3,596	$1,586.50	$93.23	7.9
Outstanding at January 1, 2012	11,514	$1,586.50	$118.48	7.9
Granted (employee time-based stock options)	1,442	$5,360.86	$2,724.86
Canceled (employee time-based stock options)	(40)	$4,231.96	$1,884.05
Outstanding at December 31, 2012	12,916	$1,999.71	$386.18	7.2
Vested and expected to vest at December 31, 2012	11,448	$1,991.96	$381.75	7.2
Exercisable at December 31, 2012	6,365	$1,586.50	$107.60	7.2
_________________________
(1) Represents the average grant date fair value per option, using a Monte Carlo simulation model.
When information is available, Caesars Interactive uses historical stock option and warrant holder behavioral data to estimate the option or warrant exercise and termination rates used in the option-pricing model. As CIE does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, it was calculated through the Monte Carlo model assuming that the options and warrants will be disposed of either post-vesting but prior to a liquidity event, at the date of a liquidity event or after a liquidity event. Expected volatility was based on the historical volatility of the common stock of CIE’s competitor peer group for a period approximating the expected life. Caesars Interactive has no current intention to pay dividends on its common stock. The risk-free interest rate within the expected term was based on the U.S. Treasury yield curve in effect at the time of grant. Valuation assumptions for Caesars Interactive’s stock options and warrants for the indicated periods are presented below:

	January 1, 2013 Through October 21, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Expected range of volatility	51.1 - 61.3%	59.4 - 61.3%	52.7 - 65.2%
Expected dividend yield	—%	—%	—%
Expected range of term (in years)	3.2 - 7.7	4.2 - 7.1	5.3 - 7.9
Risk-free interest rate range	0.6 - 2.2%	0.6 - 1.2%	0.4 - 1.5%
As of December 31, 2012, there was approximately $12.4 million of total unrecognized compensation expense related to Caesar Interactive’s stock options to employees and $2.4 million of total unrecognized compensation expense related to warrants to non-employees. As of December 31, 2012, this cost is expected to be recognized over a remaining average period of 2.1 years.
For the period from January 1 through October 21, 2013 and for the years ended December 31, 2012 and 2011, the compensation cost that has been charged against earnings for stock options and warrants was approximately $5.7 million, $8.6 million and $10.1 million, respectively, which was included in Property, general, administrative and other in the Combined Statements of Operations. As of December 31, 2012, there was $18.7 million recognized in Deferred credits and other in the Combined Balance Sheet related to liability-classified stock options and warrants.
Restricted Shares and Restricted Stock Units
Certain key employees of a subsidiary of Caesars Interactive have been granted restricted shares, which vest on the third anniversary of grant as long as the employee remains employed through this anniversary date. Prior to July 25, 2012, certain of the restricted shares contained a call option, at a fixed amount, which was exercisable by Caesars Interactive. Therefore, these restricted shares were liability-classified instruments and were measured at fair value at each reporting date for accounting purposes. This call option was removed from the restricted shares on July 25, 2012 at which time the shares were reclassified to equity classified awards. There was no incremental cost associated with this modification as the modification did not alter the fair value of the underlying award. The liability recognized in the Combined Balance Sheet was reclassified to Additional paid-in capital on the modification date. Restricted shares without this call provision are equity-classified instruments and are measured at their fair value at the date of grant for accounting purposes.
On September 30, 2013 and October 10, 2013 certain key Caesars Interactive employees were granted restricted stock units ("RSUs"), which are subject to either a five-year or seven-year vesting period. For RSU awards subject to a seven-year vesting period, 25% of the award vests ratably over four years, 25% vests ratably over five years, 25% vests ratably over six years and 25% vests ratably over seven years. The remaining RSUs granted on September 30, 2013 and October 10, 2013 are subject to a five-year vesting period such that 20% of the awards vest in each year starting with and subsequent to the first anniversary of the grant date. Restricted shares and RSUs are equity-classified instruments and are measured at their fair value at the date of grant for accounting purposes.
On June 2, 2013, Predecessor Growth Partners entered into a binding letter agreement for the separation of employment of a senior management team member of a subsidiary of Caesars Interactive. Under this memorandum of understanding, this individual has agreed to forfeit his unvested options and exercise his vested options, and Predecessor Growth Partners has agreed to purchase from this individual, at an agreed upon price, the shares he acquires pursuant to the exercise of his options, plus previously owned Management Shares and restricted shares, subject to the execution of a final definitive agreement.
The following is a summary of Caesars Interactive’s RSU and restricted share activity for the year ended December 31, 2012:

	Shares	Fair Value	Weighted Average Remaining Contractual Term (years)
Outstanding (non-vested) at January 1, 2011	—	$—	—
Granted	2,831	$905.38
Outstanding (non-vested) at December 31, 2011	2,831	$905.38	3.0
Granted	—	$—
Outstanding (non-vested) at December 31, 2012	2,831	$905.38	2.0
For the period from January 1 through October 21, 2013 and for the years ended December 31, 2012 and 2011, total compensation expense that was recorded in earnings for restricted shares, including amounts incurred in connection with the resignation of a senior management member, was approximately $7.5 million, $2.8 million and $0.1 million, respectively. This expense is included in Property, general, administrative and other in the Combined Statements of Operations.
Management Shares
In October 2011, certain key CIE employees purchased common stock of Caesars Interactive Entertainment ("Management Shares"). Management Shares are equity-classified instruments for accounting purposes.
In January 2013, CIE offered to purchase a portion of the Management Shares owned by certain members of CIE management at a price of $5,221 per share. Aggregate consideration paid by Caesars Interactive for all shares purchased in the transaction amounted to $2.7 million.
In July 2013, CIE offered to purchase a portion of the Management Shares owned by certain members of CIE management at a price of $5,446 per share. Aggregate consideration paid by Caesars Interactive for all shares purchased in the transaction amounted to $7.2 million.
Valuation of Caesars Interactive Common Stock
Caesars Interactive determines the value of its common stock in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the "Practice Aid"). The valuations of CIE's common stock were performed retrospectively by an internal valuation specialist for valuation dates of March 31, 2012 and earlier. The valuations of CIE's common stock were performed contemporaneously by this same internal valuation specialist for the valuation dates between March 31, 2012 and June 30, 2012. Valuations subsequent to June 30, 2012 were determined with the assistance of a third-party valuation firm.
In performing these valuations, the valuation specialists considered the appropriate valuation methodology to use based on the stage of development of CIE at each valuation date, in accordance with the Practice Aid. The valuation specialists considered a number of significant valuation events including, but not limited to, voluntary redemptions of shares by management shareholders electing to redeem such shares, exercises of options by third-party investors to purchase shares of common stock, recent initial public offerings in the social and mobile gaming segment, independent third-party valuations of the WSOP trade name and exclusive rights to host the WSOP tournaments, and recent acquisitions.

Employee Benefits Plans
Caesars Entertainment maintains a defined contribution savings and retirement plan in which employees of both CIE and the management companies of Planet Hollywood and Horseshoe Baltimore may participate. The plan, among other things, provides for pretax and after-tax contributions by employees. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings, provided that participants who are designated as highly compensated will have their contributions limited to ensure the plan does not discriminate in their favor. In April 2012, Caesars Entertainment reinstated a limited employer match. Predecessor Growth Partners’ reimbursement for Caesars Entertainment’s contribution expense for the period from January 1 through October 21, 2013 and for the year ended December 31, 2012 was $0.5 million and $0.4 million, respectively. There were no such reimbursements for the year ended December 31, 2011.
Caesars Entertainment also maintains deferred compensation plans, stock-option plans, and an executive supplemental savings plan under which certain employees of the management company of Planet Hollywood’s management and Horseshoe Baltimore may defer a portion of their compensation. The expenses charged by Caesars Entertainment to Planet Hollywood for employees’ participation in these programs are included in Property, general, administrative and other in the Combined Statements of Operations.
Certain employees of Caesars Entertainment are covered by union sponsored, collectively bargained, health and welfare multiemployer benefit plans. Caesars Entertainment allocates a portion of the costs associated with these plans to Planet Hollywood. Planet Hollywood's reimbursement for Caesars Entertainment’s contributions and charges for these plans were $7.4 million, $8.4 million and $8.5 million for the period from January 1 through October 21, 2013 and for the years ended December 31, 2012 and 2011, respectively. These expenses are included in Property, general, administrative and other in the Combined Statements of Operations.
Note 16 — Property, General, Administrative and Other
Property, general, administrative and other expense consisted of the following:

(In millions)	January 1, 2013 Through October 21, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Advertising	$46.2	$34.3	$12.5
Payroll costs	29.8	21.5	18.6
Management fee	14.2	16.1	16.1
Utilities	8.8	8.3	9.2
License, franchise tax and other	11.2	12.2	11.3
Research and development	23.1	15.6	2.3
Rental expense	10.9	8.1	7.9
Corporate allocations	8.3	7.0	6.3
Stock-based compensation	13.2	11.4	10.9
Professional services	5.4	7.7	5.1
Other	23.7	46.8	28.1
	$194.8	$189.0	$128.3
Note 17 — Segments
For financial reporting purposes, Predecessor Growth Partners has two reportable segments: (1) Interactive Entertainment; and (2) Casino Properties and Developments. The Interactive Entertainment segment consists of social and mobile games that are played on various global social and mobile third-party platforms, licensing of the WSOP trade name to third parties for use in social and mobile games and online real money gaming, and the licensing of the WSOP trade name, television rights and sponsorship for WSOP live tournaments. The Interactive Entertainment segment also includes use of the WSOP and Caesars brands for regulated online real money gaming in Nevada, New Jersey, and the United Kingdom. The Casino Properties and Developments segment consists of Predecessor Growth Partners' interests in a certain joint venture in a gaming facility in Baltimore, Maryland, and the Planet Hollywood business, which consists of hotel, related food, beverage, entertainment, and parking amenities as well as gaming facility operations. Amounts not aggregated with either the Interactive Entertainment reportable segment or the Casino Properties and Development segment relate to the Investments in notes from related party and related tax impacts, and are reported separately in the Other column in the tables below.

Revenue attributed to the reportable segments is as follows:

(In millions)	January 1, 2013 Through October 21, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Interactive Entertainment
Social and mobile games	$232.3	$193.3	$53.9
WSOP and online real money gaming	10.3	14.4	12.6
	242.6	207.7	66.5
Casino Properties and Developments
Casino	137.1	171.2	167.3
Food and beverage	70.0	69.7	68.4
Rooms	80.1	91.9	94.1
Other	22.6	21.1	25.0
Less: casino promotional allowances	(39.6)	(50.2)	(48.6)
	270.2	303.7	306.2
Net revenues	$512.8	$511.4	$372.7

Total assets were not included in the segment information above as the segment level balance sheet information is not reviewed by Predecessor Growth Partners' chief operating decision maker.
The following Segment EBITDA information is presented based on the reporting segments:

	January 1, 2013 Through October 21, 2013
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other	Total
Income/(loss) from operations	$(1.3)	$45.1	$—	$43.8
Depreciation and amortization	13.7	21.4	—	35.1
Loss on extinguishment of debt	—	(0.7)	—	(0.7)
Other income/(expense), net	0.1	0.2	—	0.3
Segment EBITDA	12.5	66.0	—	78.5
Depreciation and amortization	(13.7)	(21.4)	—	(35.1)
Interest expense, net of interest capitalized	(2.2)	(37.5)	—	(39.7)
Interest income-related party	—	—	138.5	138.5
Benefit from/(provision for) income taxes	3.0	(4.8)	(48.5)	(50.3)
Net (loss)/income	$(0.4)	$2.3	$90.0	$91.9

	Year Ended December 31, 2012
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other	Total
Income from operations	$50.0	$38.5	$—	$88.5
Depreciation and amortization	7.1	25.1	—	32.2
Other income/(expense), net	1.9	—	—	1.9
Segment EBITDA	59.0	63.6	—	122.6
Depreciation and amortization	(7.1)	(25.1)	—	(32.2)
Interest expense, net of interest capitalized	(4.1)	(37.6)	—	(41.7)
Interest income-related party	—	—	145.1	145.1
Provision for income taxes	(13.7)	(1.9)	(50.8)	(66.4)
Net income/(loss)	$34.1	$(1.0)	$94.3	$127.4

	Year Ended December 31, 2011
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other	Total
Income from operations	$12.0	$49.9	$—	$61.9
Depreciation and amortization	4.0	25.6	—	29.6
Loss on extinguishment of debt	—	(2.6)	—	(2.6)
Other income/(expense), net	0.1	—	—	0.1
Segment EBITDA	16.1	72.9	—	89.0
Depreciation and amortization	(4.0)	(25.6)	—	(29.6)
Interest expense, net of interest capitalized	(3.1)	(36.8)	—	(39.9)
Interest income-related party	—	—	123.7	123.7
Provision for income taxes	(3.7)	(3.7)	(43.3)	(50.7)
Net income	$5.3	$6.8	$80.4	$92.5
The following geographical segment information is presented based on the geographical region of each subsidiary’s country of domicile:

(In millions)	January 1, 2013 Through October 21, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues
United States	$340.9	$318.1	$318.8
Israel	171.9	193.3	53.9
Net revenues	$512.8	$511.4	$372.7

(In millions)	December 31, 2012
Land, property and equipment, net
United States	$417.9
Israel	2.5
Total land, property and equipment, net	$420.4
Note 18 — Related Party Transactions
WSOP Trade Name
In 2009, Caesars Interactive acquired the WSOP trademarks and associated rights from CEOC for $15.0 million. At the same time, Caesars Interactive entered into a Trademark License Agreement with CEOC, pursuant to which CEOC acquired an exclusive, perpetual, royalty-free license to use the WSOP trademarks in connection with hosting the WSOP tournaments, operating WSOP branded poker rooms and selling certain WSOP branded retail items. This agreement remains in effect indefinitely, unless earlier terminated pursuant to the agreement's terms.
In 2011, Caesars Interactive entered into a series of transactions pursuant to which Caesars Interactive effectively repurchased the exclusive rights to host the WSOP tournaments from CEOC for $20.5 million. The 2009 Trademark License Agreement remains in effect with respect to WSOP branded poker rooms and retail items, but the rights to host WSOP tournaments are owned by Caesars Interactive. As part of the 2011 transactions, Caesars Interactive entered into a Trademark License Agreement with CEOC pursuant to which Caesars Interactive granted CEOC the right to host the WSOP tournaments at the Rio Hotel in Las Vegas or at such other property agreed to by the parties, in exchange for a $2.0 million per year fee. Simultaneously, Caesars Interactive entered into a Circuit Event Agreement with CEOC pursuant to which Caesars Interactive granted CEOC the right to host a certain number of WSOP circuit events at various properties of CEOC for a price of $75,000 per event. Both agreements are in effect until September 1, 2016, unless earlier terminated pursuant to the agreements' respective terms. Revenues under this agreement associated with the WSOP circuit events amounted to $1.3 million, $1.6 million and $0.4 million for the period from January 1 through October 21, 2013 and the years ended December 31, 2012 and 2011, respectively.
Cross Marketing and Trademark License Agreement
In 2011, Caesars Interactive entered into a Cross Marketing and Trademark License Agreement with Caesars World, Inc., Caesars License Company, LLC, Caesars Entertainment and CEOC. In addition to granting Caesars Interactive the exclusive rights to use various brands of Caesars Entertainment in connection with social and mobile games and online real money gaming in exchange for a 3% royalty, this agreement also provides that CEOC will provide certain marketing and promotional activities for Caesars Interactive, including participation in Caesars Entertainment's Total Rewards loyalty program, and Caesars Interactive will provide certain marketing and promotional activities for Caesars Entertainment and CEOC. The agreement also provides for certain revenue share arrangements where Caesars Interactive pays CEOC for customer referrals. This agreement is in effect until December 31, 2026, unless earlier terminated pursuant to the agreement’s terms. For the period from January 1 through October 21, 2013 and the year ended December 31, 2012, Caesars Interactive paid $0.5 million and $0.4 million respectively pursuant to the terms of the Cross Marketing and Trademark License Agreement. No material amounts were paid during the year ended December 31, 2011.
Reimbursement and Consulting Arrangement with Stephenson Management Inc.
Stephenson Management Inc. ("Stephenson"), a holding company controlled by Caesars Interactive's Chief Executive Officer, Mitch Garber, was the owner of a private aircraft. When Mr. Garber traveled for a business purpose for Caesars Interactive, Stephenson assumed all of the operating expenses of the aircraft, and Caesars Interactive reimbursed Stephenson for the approximate cost of the prevailing price of a commercial airline ticket for Mr. Garber and any other employee or business related passenger on the flight.
In addition, CEOC and Stephenson were parties to a Consulting Agreement, dated as of January 26, 2009, pursuant to which Stephenson provided consulting services to CEOC in respect of online and other assets controlled by CEOC. Stephenson was paid CAD$20,350 each calendar month, which consisted of $15,000 converted at a fixed exchange rate of CAD$1.18 to $1.00 and a gross up to cover the required Canadian Goods and Services Tax and the required Provincial Sales Tax in Canada.
The reimbursement of Stephenson ceased during the year ended December 31, 2012.
Allocated general corporate expenses
The Combined Statements of Operations reflect an allocation of both expenses incurred in connection with shared services agreements and directly billed expenses incurred through Caesars Entertainment and CEOC. General corporate expenses have been allocated based on a percentage of revenue, or on another basis (such as headcount), depending upon the nature of the general corporate expense being allocated. For the period from January 1 through October 21, 2013 and for the years ended December 31, 2012 and 2011, Predecessor Growth Partners recorded allocated general corporate expenses and directly billed expenses totaling $22.0 million, $26.4 million and $24.4 million, respectively. As of December 31, 2012, the net payable balances for allocated and directly billed expenses is recorded in Payables to related party in the Combined Balance Sheet and was $18.2 million,
The accompanying combined financial statements also include allocations of certain Caesars Entertainment general corporate expenses in accordance with shared services agreements under which Caesars Entertainment and its subsidiaries provide services to both Caesars Interactive and Planet Hollywood. These allocations of general corporate expenses may not reflect the expense Predecessor Growth Partners would have incurred if it were a stand-alone company nor are they necessarily indicative of Predecessor Growth Partners' future costs. Management believes the assumptions and methodologies used in the allocation of general corporate expenses from Caesars Entertainment are reasonable. Given the nature of these costs, it is not practicable for Predecessor Growth Partners to estimate what these costs would have been on a stand-alone basis.
Planet Hollywood Self-Insurance
Planet Hollywood was self-insured by Caesars Entertainment and its subsidiaries up to certain limits for costs associated with general liability, workers’ compensation, and employee health coverage through June 2013. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. In estimating these reserves, historical loss experience and judgments about the expected levels of costs per claim are considered. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. Planet Hollywood believes the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. Predecessor Growth Partners regularly monitored the potential for changes in estimates, evaluated its insurance accruals, and adjusted its recorded provisions. As of December 31, 2012, $3.0 million was accrued to cover insurance claims and is included in Accrued expenses in the accompanying Combined Balance Sheet. Starting in July 2013, third-party insurance coverage was obtained on a prospective basis.
Management Fees
PHW Manager, LLC ("PHW Manager"), a wholly-owned subsidiary of CEOC, manages the operations of the Planet Hollywood. Fees paid to PHW Manager for such services include a base management fee calculated at 3.0% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 4.5% of EBITDA less the base management fee. For the period from January 1 through October 21, 2013, the fees were $14.2 million and $16.1 million for each of the years ended December 31, 2012 and 2011, respectively. These fees are included in Property, general, administrative, and other expenses in the Combined Statements of Operations. As of December 31, 2012, the payable balances related to these fees were recorded in Payables to related party in the Combined Balance Sheet and was $1.3 million.
Long-term debt to related party
Caesars Interactive has entered into an unsecured credit facility with Caesars Entertainment (the "Credit Facility") whereby Caesars Entertainment provided to Caesars Interactive unsecured intercompany loans as approved by Caesars Entertainment on an individual transaction basis. In connection with the May 2011 purchase of 51% of Playtika, the December 2011 purchase of the remaining 49% interest in Playtika and the December 2012 Buffalo Studios acquisition, Caesars Interactive borrowed $126.4 million for Playtika and $42.0 million for Buffalo Studios under the Credit Facility. The outstanding CIE balance on the Credit Facility as December 31, 2012, was $46.8 million. No principal payments are required under the Credit Facility until its maturity date of November 29, 2016. The unsecured intercompany loans bear interest on the unpaid principal amounts at a rate per annum equal to LIBOR plus 5%. For the period from January 1 through October 21, 2013 and for the years ended December 31, 2012 and 2011, CIE recorded $1.8 million, $4.1 million and $2.1 million of interest expense associated with this debt, respectively. The Credit Facility does not have any restrictive or affirmative covenants.
During the first three months of 2013, CIE made principal payments on the Credit Facility aggregating $7.0 million, which was paid from sources that existed as of December 31, 2012. As such, Predecessor Growth Partners classified the $7.0 million as a current liability in its Combined Balance Sheet for December 31, 2012.
Payable to related party
In connection with the July 2013 execution of the Baltimore Credit Facility, Caesars Baltimore and the other joint venture partners each provide, on a several and not joint basis, a completion guarantee with respect to the Baltimore Development, which guarantees completion of the construction of the Baltimore Development, availability of contemplated working capital and the discharge, bonding or insuring over of certain liens in connection with the Baltimore Development. The maximum liability of Caesars Baltimore under its completion guarantee is approximately $9.1 million, which Caesars Baltimore received from CEOC. The guarantee is recorded as Payables to related parties and Restricted cash on the Combined Balance Sheet of Predecessor Growth Partners (see Note 7 — Debt for additional information regarding the Baltimore Credit Facility).
Investments in notes and interest receivable from related party
Predecessor Growth Partners' investments in notes from related party consist solely of senior notes previously issued by CEOC which were acquired by Caesars Entertainment in transactions unrelated to the Transactions. All investments in notes from related party are classified as available for sale and are recorded as non-current assets.
The face value and fair value of the investment in related party notes are summarized below:

(In millions)		As of December 31, 2012
Maturity	Stated Interest Rate	Face Value	Fair Value
June 1, 2015	5.625%	$427.3	$376.0
June 1, 2016	6.50%	324.5	210.0
October 1, 2017	5.75%	390.9	201.5
February 1, 2018	10.75%	3.7	3.1
Total		$1,146.4	$790.6
For additional discussion of fair value measurements, see Note 11— Fair Value Measurements.
For the notes due February 1, 2018, CEOC has the option, and has elected to exercise such option, to pay interest on the notes with additional notes due February 1, 2018, rather than paying such interest in cash. To the extent CEOC elects to pay the interest "in-kind," the interest to be paid accrues at a premium of 75 basis points over the stated interest rate. For the period from January 1 through October 21, 2013 and for the years ended December 31, 2012 and 2011, Predecessor Growth Partners received interest in the form of additional notes due February 1, 2018 and recognized interest income of approximately $0.3 million, $0.4 million and $0.3 million, respectively.

Investments included in the Combined Balance Sheet are summarized as follows:

(In millions)	December 31, 2012
Investments in notes from related party
Amortized cost	$612.2
Unrealized gains recorded in accumulated other comprehensive income	178.4
Fair value of investments in notes from related party	$790.6
Predecessor Growth Partners evaluates whether securities in an unrealized loss position could potentially be other-than-temporarily impaired. Predecessor Growth Partners has concluded that the fair values of the securities presented in the table above were not other-than-temporarily impaired as of December 31, 2012. This conclusion is derived from CEOC's continued satisfaction of the securities' obligations in accordance with their contractual terms along with the expectation that CEOC will continue to do so. Also contributing to this conclusion are: the determination that it is more likely than not that Predecessor Growth Partners will not be required to sell these securities prior to recovery, an assessment of CEOC's financial condition, and other objective evidence.
For the period from January 1 through October 21, 2013 and for the years ended December 31, 2012 and 2011, interest income from related parties includes $54.6 million, $67.5 million and $67.2 million, respectively, of income based on the stated interest rate, $83.6 million, $77.2 million and $56.2 million, respectively, of accretion of discount and the aforementioned $0.3 million, $0.4 million and $0.3 million, respectively, of interest income related to the paid-in-kind notes, respectively.
Rock Gaming, LLC
Rock Gaming holds approximately 4.9% of Caesars Interactive's outstanding common stock at December 31, 2012.
Predecessor Growth Partners entered into an agreement with Rock Gaming to develop an entertainment facility in the City of Baltimore (see Note 3 — Development and Acquisition Activity) and Predecessor Growth Partners issued convertible notes to Rock Gaming that are convertible into approximately 8,913 shares of Caesars Interactive common stock in June 2014 (see Note 9 — Equity and Non-Controlling Interests).
Note 19 — Subsequent Events
Potential Allegation
On March 21, 2014, CEC, CEOC, Caesars Entertainment Resort Properties, LLC (“CERP”), CAC and Caesars Growth Partners, LLC received a letter (the “Letter”) from a law firm acting on behalf of unnamed clients who claim to hold Second-Priority Secured Notes of CEOC, alleging, among other things,  that CEOC is insolvent and that CEOC’s owners improperly transferred or seek to transfer valuable assets of CEOC to affiliated entities in connection with: (a) the transaction agreement dated October 21, 2013 by and among CEC, certain subsidiaries of CEC and CEOC, Caesars Acquisition Company and Caesars Growth Partners, LLC, which, among other things, provide for the asset transfers from subsidiaries of CEOC to Caesars Growth Partners, LLC of the Planet Hollywood casino and interests in Horseshoe Baltimore that was consummated in 2013; (b) the transfer by CEOC to CERP of Octavius Tower and Project Linq that was consummated in 2013 ((a) and (b) collectively, the “2013 Transactions”); and (c) the contemplated transfers by CEOC to Caesars Growth Partners of The Cromwell, The Quad, Bally’s Las Vegas and Harrah’s New Orleans (the “Contemplated Transaction”). The Letter does not identify the holders or specify the amount of Second-Priority Secured Notes or other securities that they may hold. The Letter includes allegations that these transactions constitute or will constitute voidable fraudulent transfers and represent breaches of alleged fiduciary duties owed to CEOC creditors and that certain disclosures concerning the transactions were inadequate. The Letter demands, among other things, that the transactions be rescinded or terminated, as would be applicable. CEC strongly believes there is no merit to the Letter’s allegations and will defend itself vigorously and seek appropriate relief should any action be brought.

Note 20 — Quarterly Results of Operations (Unaudited)

(in millions)	First Quarter	Second Quarter	Third Quarter	October 1 Through October 21, 2013
2013
Net revenues	$151.1	$156.6	$162.4	$42.7
(Loss)/income from operations	(24.2)	26.6	33.5	7.9
Net income	4.5	41.3	42.7	3.4
Net income attributable to Predecessor Growth Partners	6.3	40.7	46.4	3.6

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Net revenues	$119.8	$129.3	$130.7	$131.6
Income from operations	24.4	19.0	19.8	25.3
Net income	31.7	28.3	30.2	37.2
Net income attributable to Predecessor Growth Partners	31.3	28.4	29.5	37.6

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2013, including controls and procedures to timely alert management to material information relating to the Company required to be included in our periodic SEC filings. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective.
Internal Control over Financial Reporting
Management's Annual Report on Internal Control Over Financial Reporting
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Federal Investigation
In recent years, governmental authorities have been increasingly focused on anti-money laundering ("AML") policies and procedures, with a particular focus on the gaming industry. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. On October 11, 2013, a subsidiary of Caesars Entertainment, Desert Palace, Inc. (the owner of Caesars Palace), received a letter from the FinCEN, stating that FinCEN is investigating Caesars Palace for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Additionally, Caesars Entertainment has been informed that a federal grand jury investigation related to the Company's anti-money laundering practices and procedures is ongoing. Caesars Entertainment is fully cooperating with both the FinCEN and grand jury investigations. Based on proceedings to date, Caesars Entertainment is currently unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
Apollo has provided notice to us that, as of October 24, 2013, certain investment funds managed by affiliates of Apollo beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC ("CEVA"). Under the limited liability company agreement governing CEVA, certain investment funds managed by affiliates of Apollo hold a majority of the voting power of CEVA and have the right to elect a majority of the board of CEVA. CEVA may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth below pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA") and Section 13(r) of the Securities Exchange Act of 1934, as amended.
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
Through an internal review of its global operations, CEVA has identified the following transactions in an Initial Notice of Voluntary Self-Disclosure that CEVA filed with the U.S. Treasury Department Office of Foreign Assets Control ("OFAC") on October 28, 2013. CEVA's review is ongoing. CEVA will file a further report with OFAC after completing its review.
The internal review indicates that, in February 2013, CEVA Freight Holdings (Malaysia) SDN BHD ("CEVA Malaysia") provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.
These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.
We incorporate by reference the information appearing under "Executive Officers" in Item 1. Business of this report and appearing under the captions "Executive Officers," "Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance - Code of Ethics" in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 4, 2014 (the "Proxy Statement").
Item 11. Executive Compensation.
We incorporate by reference the information appearing under the captions "Executive Compensation" in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
We incorporate by reference the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. The information under Part II, Item 5. Market for the Company’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities of this report is also incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
We incorporate by reference the information appearing under the captions "Certain Relationships and Related Party Transactions" and "Corporate Governance - Director Independence" in the Proxy Statement.
Item 14. Principal Accountant Fees and Services.
We incorporate by reference the information appearing under the caption "Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a) Documents field as part of this report

1.	Financial statements of the Company (including related notes to financial statements) filed as part of this report are listed below:

•	Report of Independent Registered Public Accounting Firm.

•	Balance Sheet as of December 31, 2013.

•	Statement of Operations for the period from February 25 through December 31, 2013.

•	Statement of Comprehensive Income for the period from February 25 through December 31, 2013.

•	Statement of Stockholders' Equity for the period from February 25 through December 31, 2013.

•	Statement of Cash Flows for the period from February 25 through December 31, 2013.
Financial statements of the Predecessor Growth Partners (including related notes to financial statements) filed as part of this report are listed below:

•	Report of Independent Registered Public Accounting Firm.

•	Combined Balance Sheet as of December 31, 2012.

•	Combined Statements of Operations for the period from January 1 through October 21, 2013 and for the Years ended December 31, 2012 and 2011.

•	Combined Statements of Comprehensive Income/(Loss) for the period from January 1 through October 21, 2013 and for the Years ended December 31, 2012 and 2011.

•	Combined Statements of Stockholders' Equity for the period from January 1 through October 21, 2013 and for the Years ended December 31, 2012 and 2011.

•	Combined Statements of Cash Flows for the period from January 1 through October 21, 2013 and for the Years ended December 31, 2012 and 2011.

2.	Financial statement schedules of the Company as follows:

•	Schedules I through V are not applicable and have therefore been omitted.

•
Since October 21, 2013, we have had an investment in Caesars Growth Partners, LLC that we account for using the equity method of accounting. The consolidated financial statements as of December 31, 2013 and for the period from October 22, 2013 through December 31, 2013 of Caesars Growth Partners, LLC are filed as Exhibit 99.1 hereto and incorporated herein by reference in this Form 10-K pursuant to Rule 3-09 of Regulation S-X.

3.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Transaction Agreement, dated March 1, 2014, by and among the Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., Caesars License Company, LLC, Harrah’s New Orleans Management Company, Corner Investment Company, LLC, 3535 LV Corp., Parball Corporation, JCC Holding Company II, LLC, Caesars Acquisition Company and Caesars Growth Partners, LLC.	—	8-K	—	2.1	3/3/2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	First Amended and Restated Certificate of Incorporation of Caesars Acquisition Company, dated October 21, 2013.	—	10-Q	9/30/13	3.1	11/20/2013

3.2	Amended and Restated Bylaws of Caesars Acquisition Company, adopted October 21, 2013.	—	10-Q	9/30/13	3.2	11/20/2013

4.1	Form of Subscription Rights Certificate	—	S-1/A	—	4.2	10/4/2013

10.1	Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of October 21, 2013.	—	8-K	—	10.2	10/24/2013

10.2	Amended and Restated Caesars Interactive Entertainment, Inc. Management Investor Rights Agreement, dated November 22, 2010.	—	S-1/A	—	10.5	8/12/2013

10.3	First Amendment to Amended and Restated Caesars Interactive Entertainment, Inc. Management Investor Rights Agreement, dated as of September 28, 2013.	—	S-1/A	—	10.24	10/4/2013

†10.4	Caesars Interactive Entertainment, Inc. Liquidity Plan	—	8-K	—	10.1	2/14/2014

10.5	Form of Indemnification Agreement between Caesars Acquisition Company and its directors and officers.	—	S-1/A	—	10.14	10/11/2013

†10.6	Employment Agreement, dated August 12, 2012, between Caesars Interactive Entertainment, Inc. and Mitch Garber.	X

†10.7	Employment Agreement, dated as of June 15, 2012, between Caesars Interactive Entertainment, Inc. and Craig Abrahams.	—	S-1/A	—	10.2	08/12/2013

10.8	Shared Services Agreement, dated as of May 1, 2009, among Caesars Entertainment Corporation, Caesars Interactive Entertainment, Inc. and HIE Holdings, Inc.	—	S-1/A	—	10.6	8/12/2013

10.9	Cross Marketing and Trademark License Agreement, dated as of September 29, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., certain other licensors party thereto and Caesars Interactive Entertainment, Inc.	—	S-1/A	—	10.7	8/12/2013

10.10	Management Agreement, dated as of February 19, 2010, between PHW Las Vegas LLC and PHW Manager, LLC.	—	S-1/A	—	10.9	8/12/2013

10.11	Management Agreement, dated as of February 19, 2010, between PHW Las Vegas LLC and PHW Manager, LLC.	—	S-1/A	—	10.1	8/12/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.12	Second Amended Credit Agreement, dated November 29, 2011, between Caesars Interactive Entertainment, Inc. and Caesars Entertainment Corporation.	—	S-1/A	—	10.12	8/12/2013

10.13	Amended and Restated Loan Agreement, dated as of February 19, 2010, between PHW Las Vegas, LLC and Wells Fargo Bank, N.A. as trustee for the Credit Suite First Boston Mortgage Securities Corp. Commercial Pass-Through Certificates, Series 2007-TFL2.	—	S-1/A	—	10.11	8/12/2013

10.14	Transaction Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC, Caesars Entertainment Corporation, HIE Holdings, Inc., Harrah’s BC, Inc., PHW Las Vegas, LLC, PHW Manager, LLC, Caesars Baltimore Acquisition Company, LLC and Caesars Baltimore Management Company, LLC.	—	8-K	—	10.1	10/24/2013

10.15	Credit Agreement, dated as of July 2, 2013, by and among CBAC Borrower, LLC, the lenders party thereto from time to time and Wells Fargo Gaming Capital, LLC, as administrative agent and collateral agent.	—	S-1/A	—	10.15	8/12/2013

10.16	Credit Agreement, dated as of July 2, 2013, by and among CBAC Borrower, LLC, the lenders party hereto from time to time, Deutsche Bank AG New York Branch, as administrative agent for the lenders, and Deutsche Bank Trust Company Americas, as collateral agent for the lenders, and other parties party thereto.	—	S-1/A	—	10.24	8/12/2013

10.17	Adoption Agreement, dated as of March 30, 2012, among Rock Gaming Interactive LLC, Caesars Interactive Entertainment, Inc., HIE Holdings, Inc. and Caesars Entertainment Corporation.	—	S-1/A	—	10.16	8/12/2013

10.18	Trademark License Agreement, dated as of September 1, 2011, by and between Caesars Interactive Entertainment, Inc. and Caesars Entertainment Corporation.	—	S-1/A	—	10.18	8/12/2013

10.19	Trademark Sublicense Agreement, dated as of September 1, 2011, by and between Caesars Tournament, LLC and Caesars Entertainment Corporation.	—	S-1/A	—	10.19	8/12/2013

†10.20	Caesars Interactive Entertainment, Inc. Amended and Restated Management Equity Incentive Plan, dated February 9, 2012.	—	S-1/A	—	10.20	8/12/2013

10.21	Management Services Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC and Caesars Entertainment Operating Company, Inc.	—	8-K	—	10.3	10/24/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.22	Registration Rights Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC and certain subsidiaries of Caesars Entertainment Corporation.	—	8-K	—	10.4	10/24/2013

10.23	Registration Rights Agreement, dated as of October 21, 2013, between Caesars Entertainment Corporation and Caesars Acquisition Company.	—	8-K	—	10.5	10/24/2013

10.24
Irrevocable Proxy, dated October 21, 2013, among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC and Co-Invest Hamlet Holdings B, LLC.
		X

10.25	Omnibus Voting Agreement, dated as of October 21, 2013, among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC, Caesars Entertainment Corporation and Caesars Acquisition Company.	—	8-K	—	10.6	10/24/2013

10.26	Tax Matters Agreement, dated as of October 21, 2013, by and among Caesars Entertainment Corporation, a Delaware corporation, and Caesars Interactive Entertainment, Inc., a Delaware corporation, and all of its direct and indirect subsidiaries.	—	10-Q	9/30/13	10.9	11/20/2013

14	Code of Business Conduct and Ethics, adopted October 18, 2013.	X

21	List of Subsidiaries.	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 28, 2014.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 28, 2014	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 28, 2014.	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 28, 2014.	X

99.1	Consolidated financial statements of Caesars Growth Partners, LLC as of December 31, 2013 and for the period from October 22, 2013 through December 31, 2013.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
99.2	Gaming Regulation Overview	X

*101
The following financial statements from the Company’s Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Comprehensive Loss, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statement of Cash Flows, (vi) Notes to Consolidated Financial Statements.
X

*	Furnished herewith.
†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ACQUISITION COMPANY

March 28, 2014	By:	/S/ MITCH GARBER
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MITCH GARBER	President and Chief Executive Officer	March 28, 2014
Mitch Garber	(Principal Executive Officer)

/s/ CRAIG ABRAHAMS	Chief Financial Officer and Secretary	March 28, 2014
Craig Abrahams	(Principal Financial Officer)

/s/ TROY J. VANKE	Chief Accounting Officer	March 28, 2014
Troy J. Vanke	(Principal Accounting Officer)

/s/ MARC BEILINSON	Director	March 28, 2014
Marc Beilinson

/s/ PHILIP ERLANGER	Director	March 28, 2014
Philip Erlanger

/s/ DHIREN FONSECA	Director	March 28, 2014
Dhiren Fonseca

/s/ DON KORNSTEIN	Director	March 28, 2014
Don Kornstein

/s/ KARL PETERSON	Director	March 28, 2014
Karl Peterson

/s/ MARC ROWAN	Director	March 28, 2014
Marc Rowan

/s/ DAVID SAMBUR	Director	March 28, 2014
David Sambur