Form 10-Q
period 2014-03-31
Caesars Acquisition Co
filed 2014-05-12
CIK 1575879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2014
Class A Common stock, $0.001 par value	135,771,882

CAESARS ACQUISITION COMPANY

Caesars Growth Partners, LLC has proprietary rights to a number of trademarks used in this Quarterly Report on Form 10-Q that are important to its business, including, without limitation, World Series of Poker ("WSOP"), Playtika Ltd. ("Playtika"), Slotomania and Bingo Blitz. In addition, Caesars Entertainment Corporation, our joint venture partner in Caesars Growth Partners, LLC, has proprietary rights to, among others, Caesars, Caesars Entertainment, Caesars Palace, Harrah’s, Total Rewards, Horseshoe, Paris Las Vegas, Flamingo, and Bally's. We have omitted the registered trademark (®) and trademark (™) symbols for such trademarks named in this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

CAESARS ACQUISITION COMPANY
CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except par value and share data)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$—	$—
Receivables, net	—	2.5
Prepayments and other current assets	0.8	1.1
Total current assets	0.8	3.6

Equity method investment in Caesars Growth Partners, LLC	1,150.8	1,141.9
Deferred tax assets	9.4	2.1
Total assets	$1,161.0	$1,147.6

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4.3	$1.4
Payables to related party	2.4	0.1
Deferred tax liabilities	0.4	0.4
Income tax payable	6.0	—
Total current liabilities	13.1	1.9

Commitments and contingencies (Note 6)

Stockholders’ equity
Common stock: $0.001 par value; 300,000,000 Class A shares and 900,000,000 Class B shares authorized; 135,771,882 Class A shares issued and outstanding at March 31, 2014 and December 31, 2013	0.1	0.1
Additional paid-in capital	1,141.1	1,141.1
Retained earnings	6.7	4.5
Total stockholders' equity	1,147.9	1,145.7
Total liabilities and stockholders' equity	$1,161.0	$1,147.6

See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions, except per share data)

Quarter Ended March 31, 2014
Revenues	$—
Operating expenses	(5.9)
Income from equity method investment in Caesars Growth Partners, LLC	9.3
Income before provision for income taxes	3.4
Provision for income taxes	(1.2)
Net income	2.2
Other comprehensive income, net of income taxes	—
Total comprehensive income	$2.2

Earnings per share - basic and diluted	$0.02
Weighted average common shares outstanding - basic and diluted	135.8

See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In millions)

	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at December 31, 2013	$0.1	$1,141.1	$4.5	$1,145.7

Net income	—	—	2.2	2.2

Balance at March 31, 2014	$0.1	$1,141.1	$6.7	$1,147.9

See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In millions)

Quarter Ended March 31, 2014
Cash flows from operating activities
Net income	$2.2
Adjustments to reconcile net income to cash flows provided by operating activities
Income from equity method investment in Caesars Growth Partners, LLC	(9.3)
Distribution from equity method investee Caesars Growth Partners, LLC	0.4
Net change in deferred income taxes	(7.3)
Receivables	2.5
Other current assets	0.3
Accounts payable	2.9
Payable to related parties	2.3
Income tax payable	6.0
Cash flows provided by operating activities	—
Cash flows from investing activities	—
Cash flows from financing activities	—
Net change in cash and cash equivalents	—
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$—

See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Description of Business and Summary of Significant Accounting Policies
Organization and Description of Business
Caesars Acquisition Company (the "Company," "CAC," "we," "our" and "us"), a Delaware corporation, was formed on February 25, 2013 to make an equity investment in Caesars Growth Partners, LLC ("CGP LLC"), a joint venture between CAC and subsidiaries of Caesars Entertainment Corporation ("CEC" or "Caesars Entertainment"). CAC directly owns 100% of the voting membership units of CGP LLC, a Delaware limited liability company and accounts for its ownership in CGP LLC using the hypothetical liquidation at book value ("HLBV") approach to the equity method of accounting (see Note 3 — Equity Method Investment in Caesars Growth Partners, LLC).
Basis of Presentation
Our unaudited financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of expenses during the reporting periods. Management believes the accounting estimates are appropriate and reasonably determined. However, due to the inherent uncertainties in making these estimates, actual amounts could differ.
The results for the interim period reflect all adjustments (consisting primarily of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations, and cash flows. The results of operations for our interim period are not necessarily indicative of the results of operations that may be achieved for the entire 2014 fiscal year.
As CAC's only material asset on the Condensed Balance Sheet is its equity method investment in CGP LLC, segment reporting is not applicable. We have elected to include condensed consolidated financial information of CGP LLC as an exhibit to this quarterly report.
Note 2 — Recently Issued Accounting Pronouncements
We have assessed recently issued guidance and have determined there are no recently issued accounting pronouncements that will have a material impact on our financial position or results of operations.
Note 3 — Equity Method Investment in Caesars Growth Partners, LLC
We account for our investment in CGP LLC using the HLBV form of the equity method of accounting. Under HLBV accounting, we determine our share of the earnings or losses in CGP LLC by determining the difference between our claim on CGP LLC's book value of equity at the end and beginning of the period. This claim is calculated as the amount that we would receive if CGP LLC were to liquidate all of its net assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to us in accordance with our respective liquidation priorities. CAC’s claim on CGP LLC's book value of equity is based on the terms of the CGP Operating Agreement, which generally requires the allocation of the net proceeds of a liquidation of CGP LLC as follows:

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
Based on CGP LLC's loss for the first quarter of 2014, our earnings for the period were equal to our preferred return of 10.5% of capital invested by CGP LLC.

Our investee, CGP LLC, had the following financial results as of or for the periods indicated (see CGP LLC unaudited financial information in Exhibit 99.1):

(In millions)	Quarter Ended March 31, 2014
Statement of Operations
Revenues
Interactive Entertainment	$124.2
Casino Properties and Developments	102.1
Net revenues	226.3
Operating expenses
Interactive Entertainment - Direct	35.3
Casino Properties and Developments - Direct	40.6
Property, general, administrative and other	121.8
Depreciation and amortization	13.6
Change in fair value of contingently issuable non-voting membership units	76.1
Change in fair value of contingent consideration	0.7
Total operating expenses	288.1
Loss from operations	(61.8)
Interest expense, net of interest capitalized	(11.9)
Interest income	1.0
Interest income - related party	48.8
Loss on extinguishment of debt	(0.6)
Loss before provision for income taxes	(24.5)
Provision for income taxes	(1.7)
Net loss	(26.2)
Less: net loss attributable to non-controlling interests	6.5
Net loss attributable to Caesars Growth Partners, LLC	$(19.7)

Balance Sheet Data	March 31, 2014	December 31, 2013
Current assets	$1,101.2	$1,103.5
Long-term assets	2,237.9	2,075.0
Current liabilities	310.2	232.5
Long-term liabilities	1,238.0	1,147.6
Redeemable non-controlling interests	3.3	3.9
Non-redeemable non-controlling interests	46.8	44.8
Note 4 — Stockholders’ Equity and Earnings per Share
Stockholders' Equity
Common Stock
As of both March 31, 2014 and December 31, 2013, CAC had issued a total of 135,771,882 shares of Class A common stock and no shares of Class B common stock.
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
Accumulated Other Comprehensive Income
For the three-month period ended March 31, 2014, there were no amounts reclassified out of Accumulated other comprehensive income.
Earnings per Share
Basic earnings per share is calculated by dividing income, net of income taxes, by the weighted average number of common shares outstanding for the three-month period ended March 31, 2014. There were no dilutive shares and there were no anti-dilutive shares excluded from the computation of diluted income per share for the quarter ended March 31, 2014.
Note 5 — Income Taxes
Total income taxes were allocated as follows:

(In millions)	March 31, 2014
Income tax impact on income before taxes	$1.2
Accumulated other comprehensive income	—
Additional paid-in capital	—
We classify reserves for tax uncertainties within Accrued expenses and Deferred credits and other in our Consolidated Condensed Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions and potential interest or penalties associated with those liabilities.
Income taxes are recorded under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Our equity-method investee, CGP LLC, is a partnership for income tax purposes so the deferred tax assets and liabilities recognized by CAC are also impacted by the expected future tax consequences of temporary differences at CGP LLC.
The effective tax rate for the three months ended March 31, 2014 was 34.7%.
We file income tax returns with federal and state jurisdictions. The 2013 tax year is open for examination for CAC's federal and state jurisdictions.
Note 6 — Litigation and Other Matters
From time to time, CAC, Predecessor Growth Partners (as defined in the Condensed Financial Statements of Predecessor Growth Partners contained within this quarterly report), or CGP LLC may be subject to legal proceedings and claims in the ordinary course of business.
Multiple lawsuits have been filed against CBAC Gaming, LLC ("CBAC"), the City of Baltimore, the Maryland Department of the Environment ("MDE"), and other parties in relation to the proposed location and the development of Horseshoe Baltimore casino in Maryland ("Horseshoe Baltimore"). These cases allege violations of various environmental laws, violations of zoning laws and public nuisance, among other claims. Although CAC, Predecessor Growth Partners, and CGP LLC believe that they have adequate defenses to these claims, an adverse judgment could result in additional costs, delays in construction, or injunctions.
In November 2012, the MDE granted approval of the Maryland Joint Venture's (the entity that indirectly holds interests in Horseshoe Baltimore casino in Maryland) amended response action plan ("RAP") under MDE's Voluntary Cleanup Program that named the Maryland Joint Venture, rather than the City of Baltimore, as the party that will implement the RAP and redevelop the proposed location of Horseshoe Baltimore. On February 20, 2013, a group of local residents working with the non-profit Inner Harbor Stewardship Foundation (the "Foundation") filed a complaint in the Maryland Circuit Court challenging the legality of the MDE's approval of the amended RAP. In the case, known as Ruth Sherrill, et al. v. State of Maryland Department of the Environment, et al., the Plaintiffs claimed that the amended RAP was approved without complying with the public notice and participation requirements of Maryland law. The plaintiffs sought additional public notice and participation, and to obtain an injunction on, among other things, any construction activities at the site pending the resolution of the case. On March 14, 2013, the court denied the plaintiffs' motion for a Temporary Restraining Order and Preliminary Injunction ("TRO"). The plaintiffs' appeal of the TRO ruling was dismissed. On April 22, 2013, the plaintiffs filed an amended complaint adding a public nuisance claim to their original complaint. The Maryland Joint Venture filed a motion to dismiss the plaintiffs' amended complaint and a hearing was held on the motion on June 14, 2013. The amended complaint was dismissed on November 6, 2013. The plaintiffs filed a notice of appeal on December 6, 2013 and oral arguments are scheduled for September 2014.
The plaintiffs issued a notice of intent to file a citizen suit under 42 U.S.C. §§ 6972(a)(1)(A) and (a)(1)(B) of the Resource Conservation and Recovery Act. This notice of intent indicated an intention to sue CBAC, the City of Baltimore, Whiting-Turner, the general contractor for the construction of the Horseshoe Baltimore, and the Maryland Chemical Company, the former owner and operator of the site. The citizen suit was filed on September 19, 2013, but did not name Whiting-Turner. The defendants filed motions to dismiss on October 15, 2013 for lack of subject matter jurisdiction and failure to state a claim to which plaintiffs responded on November 1, 2013. No hearing has been set on the motions to dismiss.
The decision of the Board of Municipal Zoning Appeals to grant variances for the site for Horseshoe Baltimore was appealed by separate parties on the basis of alleged procedural irregularities. The appeals were dismissed for lack of standing on October 11, 2013 and no appeal of that decision was timely filed.
On August 1, 2013, ten individuals claiming to represent a class of similarly situated individuals filed a complaint in the U.S. District Court for the Northern District of Maryland against the Maryland Department of the Environment, the City of Baltimore, the U.S. Environmental Protection Agency, CBAC, Whiting-Turner Contracting Company, and Urban Green Environmental, LLC. The 11 count complaint alleged that the RAP for the proposed location of Horseshoe Baltimore is inadequate and approved without appropriate public participation. Plaintiffs seek declaratory and injunctive relief, compensatory and punitive damages, and claim violations of civil rights laws and the Clean Water Act, civil conspiracy, and a variety of torts. The plaintiffs also sought a temporary restraining order, which the District Court denied on August 9, 2013. Plaintiffs amended their complaint on November 15, 2013 and again on December 26, 2013, adding 44 new plaintiffs and naming MDE, the Secretary of MDE, the City of Baltimore, the Mayor of the City of Baltimore, the Baltimore Development Corporation, and CBAC and CBAC Borrower LLC ("CBAC Borrower") as defendants. The defendants filed motions to dismiss on January 27, 2014 and plaintiffs filed their oppositions on February 28, 2014.
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
Letter from CEOC Second Lien Noteholders
On March 21, 2014, CAC, CGP LLC, Caesars Entertainment, Caesars Entertainment Operating Company, Inc. ("CEOC") and Caesars Entertainment Resort Properties, LLC ("CERP") received a letter (the "Second Lien Holders’ Letter") from a law firm acting on behalf of unnamed clients who claim to hold Second-Priority Secured Notes of CEOC, alleging, among other things, that CEOC is insolvent and that CEOC’s owners improperly transferred or seek to transfer valuable assets of CEOC to affiliated entities in connection with: (a) the transaction agreement dated October 21, 2013 by and among Caesars Entertainment, certain subsidiaries of Caesars Entertainment and CEOC, CAC and CGP LLC, which, among other things, provide for the asset transfers from subsidiaries of CEOC to CGP LLC of the Planet Hollywood Resort & Casino and interests in Horseshoe Baltimore that was consummated in 2013 (the "2013 CGP Transaction"); (b) the transfer by CEOC to CERP of Octavius Tower and the Linq that was consummated in 2013; (c) the transfers by CEOC to CGP LLC of The Cromwell, The Quad, and Bally’s Las Vegas (together, the "Acquired Properties Transaction"); and (d) the contemplated transfer of Harrah’s New Orleans (the "Contemplated Transaction"). The Second Lien Holders’ Letter does not identify the holders or specify the amount of Second-Priority Secured Notes or other securities that they may hold. The Second Lien Holders’ Letter includes allegations that these transactions constitute or will constitute voidable fraudulent transfers and represent breaches of alleged fiduciary duties owed to CEOC creditors and that certain disclosures concerning the transactions were inadequate. The Second Lien Holders’ Letter demands, among other things, that the transactions be rescinded or terminated, as would be applicable.

CAC, CGP LLC, Caesars Entertainment, CEOC and CERP strongly believe there is no merit to the Second Lien Holders’ Letter’s allegations and will defend themselves vigorously and seek appropriate relief should any action be brought. If a court were to order rescission of the 2013 CGP Transaction, the Acquired Properties Transaction or enjoin consummation of the Contemplated Transaction, CGP LLC and Caesars Entertainment may have to return the properties and/or the assets transferred to CGP LLC in the 2013 CGP Transaction and the Acquired Properties Transaction, or their value, to Caesars Entertainment or CEOC, be forced to pay additional amounts therefor, or to take other actions ordered by the court. In addition, if the Contemplated Transaction were consummated and a court were to find that the transfer was improper, that could trigger a default under the CEOC’s Senior Secured Credit Facilities and the Notes and a court could fashion a number of remedies, including declaring that the liens on the returned assets securing the CEOC’s Senior Secured Credit Facilities and the Notes are not valid or enforceable, or that they may be equitably subordinated or otherwise impaired. These consequences could have a material adverse effect on CGP LLC’s and the Company’s business, financial condition, results of operations and prospects and on the ability of lenders and noteholders to recover on claims under the Senior Secured Credit Facilities and the Notes. See Item 1A. Risk Factors—Risks Related to Caesars Growth Partners, LLC's Business—We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.
Letter from Holders of CEOC First Lien Debt
On April 3, 2014, a letter was sent to the boards of directors of Caesars Entertainment and CEOC (the "First Lien Holders’ Letter") by a law firm claiming to act on behalf of unnamed parties who assert that they are lenders under CEOC’s credit agreement and/or holders of CEOC’s first-priority senior secured notes (collectively, the "First Lien Group"), alleging, among other things, that Caesars Entertainment and CEOC improperly transferred or seek to transfer assets of Caesars Entertainment and CEOC to affiliated entities in connection with: (a) the transaction agreement dated October 21, 2013 by and among Caesars Entertainment, certain subsidiaries of Caesars Entertainment and CEOC, CAC and CGP LLC, which, among other things, provides for the contributions by Caesars Entertainment and its subsidiaries to CGP LLC of Caesars Interactive Entertainment, Inc. ("CIE" or "Caesars Interactive") and $1.1 billion face amount of CEOC’s unsecured notes in exchange for non-voting interests of CGP LLC, and the asset transfers from subsidiaries of CEOC to CGP LLC of the Planet Hollywood Resort & Casino and interests in Horseshoe Baltimore that was consummated in 2013; (b) the transfer by CEOC to CERP of Octavius Tower and Project Linq that was consummated in 2013; (c) Acquired Properties Transaction consummated in 2014; and (d) the Contemplated Transaction and formation of Services JV among CEOC, CERP and the Company to provide certain centralized services, including but not limited to common management of enterprise-wide intellectual property (the "Contested Transactions"). The First Lien Holders’ Letter asserts that the consideration received by Caesars Entertainment and CEOC in the Contested Transactions is inadequate, that Caesars Entertainment and CEOC were insolvent when the transactions were approved, that the Contested Transactions represented breaches of alleged fiduciary duties, that certain disclosures concerning the Contested Transactions were inadequate, and concerns about governance of CEOC. The First Lien Holders’ Letter claims that the First Lien Group consists of holders of a total of more than $1.85 billion of CEOC’s first lien debt and that holders of an additional $880.0 million of CEOC’s first lien debt endorse and support the First Lien Holders’ Letter but are not part of the group. The First Lien Holders’ Letter demands, among other things, rescission or termination of the Contested Transactions and requests a meeting with representatives of Caesars Entertainment and other parties to discuss these matters.
Caesars Entertainment and CEOC strongly believe there is no merit to the First Lien Holders’ Letter’s allegations and will defend themselves vigorously and seek appropriate relief should any action be brought. If a court were to order rescission or termination of the Contested Transactions, CGP LLC and its subsidiaries may have to return the assets transferred to CGP LLC in the Contested Transactions or their value to Caesars Entertainment or CEOC, be forced to pay additional amounts therefor, or to take other actions ordered by the court. In addition, if the Contemplated Transaction were consummated and a court were to find that the transfer was improper, that could trigger a default under the debt that CGP LLC is raising to finance such transfers and a court could fashion a number of remedies, including declaring that the liens on the returned assets securing such financing are not valid or enforceable, or that they may be equitably subordinated or otherwise impaired. Furthermore, a court could enjoin the consummation or order rescission of the Services JV transaction. These consequences could have a material adverse effect on CGP LLC’s business, financial condition, results of operations and prospects. See Item 1A. Risk Factors—Risks Related to Caesars Growth Partners, LLC's Business—We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.
Note 7 — Supplemental Cash Flow Information
Significant non-cash transactions in the first quarter of 2014 include $9.3 million in income from our equity method investment in CGP LLC (see Note 3 — Equity Method Investment in Caesars Growth Partners, LLC).

There was no interest expense incurred or cash paid for interest during the period presented.
CAC's expenses incurred in the normal course of business are expected to be paid by CGP LLC on behalf of CAC. In the first quarter of 2014, CGP LLC paid $0.4 million in transaction expenses on behalf of CAC which was accounted for as a distribution from CGP LLC to CAC.
Note 8 — Related Party Transactions
Management Services Agreement with CEOC
In October 2013, CAC entered into a management services agreement with CEOC and CGP LLC (the "CGP Management Services Agreement") pursuant to which CEOC and its subsidiaries provide certain services. The agreement, among other things:

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
At March 31, 2014, we had payables of $2.4 million due to CEOC, and we recognized expenses of $0.5 million during the quarter ended March 31, 2014, related to the services provided in connection with CGP Management Services Agreement.
Note 9 — Subsequent Events
Because subsequent events related to our equity method investee could be impactful to our financial performance, we have elected to include significant subsequent events of CGP LLC herein.
Asset Purchase Transaction Agreement
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
Pursuant to the terms of the Agreement, CGP LLC (or one or more of its designated direct or indirect subsidiaries) agreed to acquire from CEOC or one or more of its affiliates, (i) The Cromwell (f/k/a Bill’s Gamblin’ Hall & Saloon), The Quad, Bally’s Las Vegas and Harrah’s New Orleans (each a "Property" and collectively, the "Properties"), (ii) 50% of the ongoing management fees and any termination fees payable under the Property Management Agreements to be entered between a Property Manager (as defined below) and the owners of each of the Properties (the "Property Management Agreements"); and (iii) certain intellectual property that is specific to each of the Properties (together with the transactions described in (i) and (ii) above, the "Asset Purchase Transaction") for an aggregate purchase price of $2.0 billion (the "Purchase Price"), less outstanding debt to be assumed in the Asset Purchase Transaction, and also subject to various pre-closing and post-closing adjustments in accordance with the terms of the Agreement.
On May 5, 2014, CAC and CGP LLC entered into that certain First Amendment to Transaction Agreement (the “Amendment”) by and among Caesars Entertainment Corporation, CEOC, CLC, HNOMC, CIC, 3535 LV, Parball and JCC Holding pursuant to which the parties to such agreement amended the Agreement (the Agreement, as so amended by the Amendment, the “Amended Agreement”).

On May 5, 2014, pursuant to the Amended Agreement, CGP LLC acquired The Cromwell, The Quad, and Bally's Las Vegas (together, the "Acquired Properties") and CGP LLC is expected acquire Harrah's New Orleans, subsequent to the required regulatory approval.
Pursuant to the terms of the Amended Agreement, the parties have agreed to use reasonable best efforts to establish a new services joint venture (the "Services JV") which will be jointly owned by CEOC, CERP, and Caesars Growth Properties Holdings, LLC ("CGPH"), a wholly-owned subsidiary of CGP LLC and certain of their respective subsidiaries. The purpose of the Services JV includes the common management of the enterprise-wide intellectual property, which will be licensed by the Services JV to, among other parties, each of the Property Owners, and shared services operations across the portfolio of CEOC, CERP and CGP LLC properties.
The foregoing description of the Agreement and the Amendment is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement and the Amendment which were filed with the Securities and Exchange Commission ("SEC") on March 3, 2014 as an Exhibit to Form 8‑K and May 6, 2014 as an Exhibit to Form 8-K, respectively.
Caesars Growth Properties Term Facility
                The purchase price of CGP LLC’s acquisition of The Cromwell, The Quad Resort & Casino, Bally’s Las Vegas, 50% of the ongoing management fees and any termination fees payable for each of these properties, and certain intellectual property that is specific to each of these properties (collectively referred to as the “First Closing”) was funded by CGP LLC with cash on hand and the proceeds of $700.0 million of term loans (the “First Closing Term Loan”). CGPH closed on the First Closing Term Loan on May 5, 2014. The First Closing Term Loan matures on May 5, 2015; provided that CGPH has the option to extend, for a fee equal to 1.00% of the aggregate principal amount of the First Closing Term Loan outstanding on the initial maturity date, for one additional year. The First Closing Term Loan requires scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the First Closing Term Loan, with the balance due at maturity. In addition, the First Closing Term Loan is expected to be repaid in full upon the acquisition by CGP LLC of the Harrah’s New Orleans Hotel and Casino, the contribution of the Planet Hollywood Resort and Casino and the release of certain indebtedness required to fund such acquisition from escrow. The Credit Agreement allows CGPH to request one or more incremental term loan and revolving credit facilities in an aggregate amount of up $150.0 million, subject to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders.
Caesars Growth Properties Indenture
                CGPH and Caesars Growth Properties Finance, Inc. (together, the “Issuers”), issued $675.0 million aggregate principal amount of their 9.375% second-priority senior secured notes due 2022 (the “2022 Notes”) pursuant to an indenture dated as of April 17, 2014, among the Issuers and U.S. Bank National Association, as trustee (the “Indenture”). The Issuers deposited the gross proceeds of the offering of the 2022 Notes, together with additional amounts necessary to redeem the 2022 Notes, if applicable, into a segregated escrow account until the date that certain escrow conditions are satisfied (the “Escrow Release Date”). The Indenture provides that, among other things, prior to the Escrow Release Date, the Issuers will not own, hold or otherwise have any interest in any assets other than the escrow account and cash or cash equivalents (the “Pre-Escrow Release Covenant”). In connection with the First Closing, the Issuers are currently not in compliance with the Pre-Escrow Release Covenant. The Issuers intend to be in compliance with the Indenture prior to such default becoming an event of default under the Indenture by either consummating the Second Closing (acquisition of Harrah’s New Orleans (the “Louisiana Property”), 50% of the ongoing management fees and any termination fees payable for the Louisiana Property, and certain intellectual property that is specific to the Louisiana Property) and releasing the gross proceeds of the notes from escrow or, following receipt of gaming and other required governmental approvals, transferring the assets related to the First Closing to another entity. There can be no assurances, however, that the Issuers will be successful in consummating the Second Closing or transferring such assets, and curing such default.
Caesars Growth Properties Term Loan
On May 8, 2014, Caesars Growth Properties Holdings, LLC (the “Borrower”) closed on the $1.175 billion of term loans (the “Term Loan”) pursuant to a First Lien Credit Agreement among Caesars Growth Properties Parent, LLC (“Parent”), the Borrower, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (the “Administrative Agent”), and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., UBS Securities LLC, J.P Morgan Securities LLC, Morgan Stanley & Co. LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as Co-Lead Arrangers and Bookrunners (the “Credit Agreement”). The Credit Agreement also provides for a $150.0 million revolving credit agreement (the “Revolving Credit Facility”), which was undrawn at the closing of the Term Loan. The Borrower is a subsidiary of CGP LLC, which is a joint venture between Caesars Acquisition Company and Caesars Entertainment Corporation.

Pursuant to an escrow agreement, dated as of May 8, 2014, among U.S. Bank National Association, as escrow agent and securities intermediary, the Administrative Agent and the Borrower, the Borrower deposited the gross proceeds of the Term Loan, together with additional amounts necessary to repay the Term Loan, if applicable, into a segregated escrow account until the date that certain escrow conditions are satisfied.
Full details of this transaction, including additional information on the terms of the Term Loan and Revolving Credit Facility, and the conditions upon which the funds can be released from escrow, can be obtained from the Form 8-K filed with the SEC on May 9, 2014.

CONDENSED FINANCIAL STATEMENTS OF PREDECESSOR GROWTH PARTNERS
(UNAUDITED)
EXPLANATORY NOTE
Upon the completion of the transactions described in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013, CAC's sole material asset is its interest in CGP LLC, which is accounted for using the HLBV approach to the equity method of accounting. The assets and entities that were acquired by or contributed to CGP LLC in connection with those transactions (referred to as "Predecessor Growth Partners") are considered to be the predecessor to CAC. Therefore, we have included the unaudited condensed financial statements of Predecessor Growth Partners in this quarterly report on Form 10-Q as if those businesses and assets were combined into one reporting entity for the period presented.
These unaudited combined condensed financial statements of Predecessor Growth Partners have been prepared on a stand-alone basis and, as these transactions are considered a transaction between entities under common control, have been derived from the historical accounting records and consolidated financial statements of Caesars Entertainment. The unaudited combined condensed financial statements consist of the results of operations and cash flows of the businesses and assets contributed to or acquired by CGP LLC in the transactions described previously as if those businesses were combined into a reporting entity for the period presented.

PREDECESSOR GROWTH PARTNERS
COMBINED CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)
(In millions)

Quarter Ended March 31, 2013
Revenues
Interactive Entertainment
Social and mobile games	$66.6
WSOP and online real money gaming	1.5
68.1
Casino Properties and Developments
Casino	44.8
Food and beverage	21.4
Rooms	23.6
Other	6.2
Less: casino promotional allowances	(13.0)
83.0
Net revenues	151.1

Operating expenses
Interactive Entertainment - Direct
Platform fees	21.1
Casino Properties and Developments - Direct
Casino	20.1
Food and beverage	10.1
Rooms	6.4
Property, general, administrative and other	54.8
Depreciation and amortization	10.4
Change in fair value of contingent consideration	52.4
Total operating expenses	175.3
Loss from operations	(24.2)
Interest expense, net of interest capitalized	(10.1)
Interest income - related party	40.6
Other income, net	0.2
Income before provision for income taxes	6.5
Provision for income taxes	(2.0)
Net income	4.5
Less: net loss attributable to non-controlling interests	1.8
Net income attributable to Predecessor Growth Partners	$6.3

See accompanying Notes to Combined Condensed Financial Statements.

PREDECESSOR GROWTH PARTNERS
COMBINED CONDENSED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

Quarter Ended March 31, 2013
Net income	$4.5
Other comprehensive income, net of income taxes:
Unrealized gain on investments in notes from related party	59.9
Total other comprehensive income	59.9
Comprehensive income	64.4
Less: net loss attributable to non-controlling interests	1.8
Comprehensive income attributable to Predecessor Growth Partners	$66.2

See accompanying Notes to Combined Condensed Financial Statements.

PREDECESSOR GROWTH PARTNERS
COMBINED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In millions)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Equity
Balance at January 1, 2013	$272.6	$504.4	$116.0	$14.9	$907.9
Net income/(loss)	—	6.3	—	(1.8)	4.5
Purchase of Caesars Interactive management shares	(2.7)	—	—	—	(2.7)
Stock-based compensation	0.8	—	—	—	0.8
Unrealized gain on investments in notes from related party, net of tax	—	—	59.9	—	59.9
Transactions with related parties	(16.8)	—	—	—	(16.8)
Balance at March 31, 2013	$253.9	$510.7	$175.9	$13.1	$953.6

See accompanying Notes to Combined Condensed Financial Statements.

PREDECESSOR GROWTH PARTNERS
COMBINED CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In millions)

Quarter Ended March 31, 2013
Cash flows provided by operating activities
Net income	$4.5
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	10.4
Amortization of debt discount	5.6
Change in fair value of contingent consideration	52.4
Accretion of discount on investments in notes from related party	(23.8)
Paid-in-kind interest	(0.1)
Stock-based compensation expense	2.5
Net change in deferred income taxes	(5.4)
Net change in long-term accounts	0.2
Net change in working capital accounts	(16.9)
Other non-cash items	0.1
Cash flows provided by operating activities	29.5
Cash flows used in investing activities
Land, buildings and equipment additions, net of change in construction payables	(12.6)
Sale of short-term investments	4.7
Increase in restricted cash	(6.1)
Decrease in restricted cash	0.5
Cash flows used in investing activities	(13.5)
Cash flows used in financing activities
Purchase of Caesars Interactive management shares	(2.7)
Payments on long-term debt to related party	(7.0)
Repayments under lending agreements	(0.9)
Transfers to parent	(16.8)
Cash flows used in financing activities	(27.4)
Net decrease in cash and cash equivalents	(11.4)
Cash and cash equivalents, beginning of period	155.6
Cash and cash equivalents, end of period	$144.2

See accompanying Notes to Combined Condensed Financial Statements.

PREDECESSOR GROWTH PARTNERS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Description of Business and Summary of Significant Accounting Policies
Basis of Presentation
The unaudited combined condensed financial statements of Predecessor Growth Partners have been prepared on a stand-alone basis and, as the assets and entities that were acquired by or contributed to CGP LLC in connection with the transactions described in Item 1 - Business of our Annual Report on Form 10-K are considered transactions between entities under common control, include financial information derived from the historical accounting records and consolidated financial statements of Caesars Entertainment. The results for the interim period reflect all adjustments (consisting primarily of normal recurring adjustments) that management considers necessary for a fair presentation of the combined results of operations and cash flows.
Immaterial corrections were recorded for the period presented which impacted the Combined Condensed Statement of Operations by decreasing Net revenues by $0.5 million, decreasing Total operating expenses by $1.1 million, increasing Provision for income taxes by $0.3 million and reducing Net loss attributable to non-controlling interests by $0.3 million, resulting in no change to Net income attributable to Predecessor Growth Partners. The impact to the Combined Condensed Statement of Cash Flows was an increase in Cash flows provided by operating activities of $0.9 million and an increase in Cash flows used in investing activities of $0.9 million. We believe these corrections are not material to our previously issued interim Combined Condensed Financial Statements.
The results of operations for our interim period are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year.
Transactions between Caesars Entertainment and Predecessor Growth Partners have been identified in the unaudited combined condensed historical financial statements and the notes thereto as transactions between related parties (see Note 12 — Related Party Transactions).
Description of Business
Predecessor Growth Partners has two reportable segments: (1) Interactive Entertainment and (2) Casino Properties and Developments. Predecessor Growth Partners’ Interactive Entertainment segment consists of CIE, which is comprised of three distinct, but complementary businesses that reinforce, cross-promote and build upon each other: social and mobile games, the World Series of Poker ("WSOP") and regulated online real money gaming. Predecessor Growth Partners’ Casino Properties and Developments segment consists of the Planet Hollywood Resort & Casino in Las Vegas ("Planet Hollywood") and the Caesars Baltimore Investment Company, LLC ("CBIC" or "Maryland Joint Venture"), which is the entity that indirectly holds interests in the Horseshoe Baltimore.
Interactive Entertainment
In May 2009, Caesars Interactive was formed by Caesars Entertainment who owned approximately 119,047 shares of Caesars Interactive’s common stock, representing approximately 89.2% of the then-outstanding shares of Caesars Interactive. The remainder of the outstanding common stock of Caesars Interactive is owned by Rock Gaming LLC ("Rock") and members of the Caesars Interactive current and former management team.
Caesars Interactive is a social and mobile games and online real money gaming provider and owner of the WSOP brand. In early 2010, Caesars Interactive licensed the WSOP and Caesars brands for use on branded poker, bingo and casino online sites in the United Kingdom. As part of its online strategy, Caesars Interactive will expand its online real money gaming offerings in the United States (the "U.S.") as it becomes legal and regulated, and will offer social and mobile casino-themed game options in those and other jurisdictions. In addition, Caesars Interactive licenses live WSOP tournaments in both the U.S. and international locations.
Casino Properties and Developments
On February 19, 2010, Caesars Entertainment acquired 100% of the equity interests of PHW Las Vegas, LLC, which owned the Planet Hollywood Resort & Casino ("Planet Hollywood"), an entertainment facility located in Las Vegas, Nevada, comprised of one casino, a hotel, multiple restaurants and retail outlets.
In July 2012, a consortium led by Caesars Entertainment was awarded the license to operate a casino in downtown Baltimore. In October 2012, Caesars Entertainment entered into definitive agreements with its partners to form a joint venture that will build and own the Horseshoe Baltimore casino.

Use of Estimates
Predecessor Growth Partners' unaudited combined condensed financial statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the reported amounts in the unaudited combined condensed financial statements and notes thereto. Significant estimates and assumptions impacting the Predecessor Growth Partners' unaudited combined condensed financial statements include, but are not limited to, the estimated consumption rate of virtual goods that it uses for revenue recognition within the Interactive Entertainment segment, useful lives of property, equipment and amortizing intangible assets, income taxes, accounting for stock-based compensation, the valuation of contingent consideration and the evaluation of goodwill and long-lived assets for impairment. Management believes the accounting estimates are appropriate and reasonably determined. However, due to the inherent uncertainties in making these estimates, actual amounts could differ from such estimates.
Note 2 — Recently Issued Accounting Pronouncements
Predecessor Growth Partners has assessed recently issued guidance and has determined there are no recently issued accounting pronouncements that will have a material impact on their results of operations or cash flows.
Note 3 — Depreciation and Amortization
Depreciation expense for property and equipment is reflected in Depreciation and amortization in the Combined Condensed Statement of Operations. For the three months ended March 31, 2013, the aggregate depreciation expense was $6.8 million.
The aggregate amortization expense for those intangible assets that are amortized is reflected in Depreciation and amortization in the Combined Condensed of Operations. For the three months ended March 31, 2013 there was $3.6 million of amortization expense.
No impairment charges were recorded for goodwill and other non-amortizing intangible assets for the three months ended March 31, 2013.
Note 4 — Equity and Non-Controlling Interests
Additional paid-in capital and Retained earnings
Additional paid-in capital and Retained earnings represent the cumulative net investment by Caesars Entertainment in Predecessor Growth Partners, including any prior net income or loss or other comprehensive income or loss attributed to Predecessor Growth Partners and contributions received from or distributions made to Caesars Entertainment. Current domestic income tax liabilities were deemed to be remitted in cash to Caesars Entertainment in the period the related income tax expense was recorded. Certain transactions between Predecessor Growth Partners and other related parties that are wholly-owned subsidiaries of Caesars Entertainment, including allocated expenses and settlement of intercompany transactions, were also included in Additional paid-in capital.
Cash received as interest on investments in notes from related party was transferred back to Caesars Entertainment. Such transfers were recorded as equity transactions, net of associated tax, and included as a component of Additional paid-in capital. Predecessor Growth Partners treated these net distributions to Caesars Entertainment as financing transactions in its statement of cash flows.

Non-controlling interest
The following is a summary of Predecessor Growth Partners' net loss attributable to non-controlling interests for the three months ended March 31, 2013:

(In millions)	Quarter Ended March 31, 2013
Net loss attributable to redeemable non-controlling interests(1)	$—
Net loss attributable to non-controlling interests	(1.8)

As presented on the Combined Statement of Operations
Net loss attributable to non-controlling interests	$(1.8)
(1)As of March 31, 2013, STRON-MD Limited Partnership holds 4.8% of the Maryland Joint Venture. Their non-controlling interest contains an embedded put feature that may cause us, at any time, to purchase all of STRON-MD Limited Partnership’s interest in Maryland Joint Venture either at cost prior to the commencement of the planned casino’s operations, or at fair market value after the commencement of operations.
Accumulated other comprehensive income
Accumulated other comprehensive income consists of unrealized gain on investments in notes from related party, net of taxes. For the three months ended March 31, 2013, there were no amounts reclassified out of Accumulated other comprehensive income.
Note 5 — Income Taxes
Total income taxes were allocated as follows:

(In millions)	Quarter Ended March 31, 2013
Income tax provision on income before income taxes	$2.0
Accumulated other comprehensive income	32.3
The effective tax rate for the quarter ended March 31, 2013 was 30.8%. The primary cause for the difference from the federal statutory rate of 35% is due to tax benefits from foreign earnings taxed at lower rates and from a favorable tax ruling in Israel received in February 2013, partially offset by an increase in the federal valuation allowance and tax cost of nondeductible stock based compensation and lobbying costs.
We have no uncertain tax positions as of March 31, 2013. The tax years that remain open for examination for the Company’s major jurisdictions are 2010 through 2013 for the U.S. and Canada and 2011 and 2013 for Israel.
Note 6 — Litigation, Contractual Commitments and Contingent Liabilities
Litigation
From time to time, CAC, Predecessor Growth Partners, or CGP LLC may be subject to legal proceedings and claims in the ordinary course of business.
Multiple lawsuits have been filed against CBAC, the City of Baltimore, the MDE, and other parties in relation to the proposed location and the development of Horseshoe Baltimore. These cases allege violations of various environmental laws, violations of zoning laws and public nuisance, among other claims. Although CAC, Predecessor Growth Partners, and CGP LLC believe that they have adequate defenses to these claims, an adverse judgment could result in additional costs, delays in construction, or injunctions.
In November 2012, the MDE granted approval of the Maryland Joint Venture’s amended RAP under MDE's Voluntary Cleanup Program that named the Maryland Joint Venture, rather than the City of Baltimore, as the party that will implement the RAP and redevelop the proposed location of Horseshoe Baltimore. On February 20, 2013, a group of local residents working with the non-profit Foundation filed a complaint in the Maryland Circuit Court challenging the legality of the MDE's approval of the amended RAP. In the case, known as Ruth Sherrill, et al. v. State of Maryland Department of the Environment, et al., the Plaintiffs claimed that the amended RAP was approved without complying with the public notice and participation requirements of Maryland law. The plaintiffs sought additional public notice and participation, and to obtain an injunction on, among other things, any construction activities at the site pending the resolution of the case. On March 14, 2013, the court denied the plaintiffs' motion for a TRO. The plaintiffs' appeal of the TRO ruling was dismissed. On April 22, 2013, the plaintiffs filed an amended complaint adding a public nuisance claim to their original complaint. The Maryland Joint Venture filed a motion to dismiss the plaintiffs' amended complaint and a hearing was held on the motion on June 14, 2013. The amended complaint was dismissed on November 6, 2013. The plaintiffs filed a notice of appeal on December 6, 2013 and oral arguments are scheduled for September 2014.
The plaintiffs issued a notice of intent to file a citizen suit under 42 U.S.C. §§ 6972(a)(1)(A) and (a)(1)(B) of the Resource Conservation and Recovery Act. This notice of intent indicated an intention to sue CBAC, the City of Baltimore, Whiting-Turner, the general contractor for the construction of the Horseshoe Baltimore, and the Maryland Chemical Company, the former owner and operator of the site. The citizen suit was filed on September 19, 2013, but did not name Whiting-Turner. The defendants filed motions to dismiss on October 15, 2013 for lack of subject matter jurisdiction and failure to state a claim to which plaintiffs responded on November 1, 2013. No hearing has been set on the motions to dismiss.
The decision of the Board of Municipal Zoning Appeals to grant variances for the site for Horseshoe Baltimore was appealed by separate parties on the basis of alleged procedural irregularities. The appeals were dismissed for lack of standing on October 11, 2013 and no appeal of that decision was timely filed.
On August 1, 2013, ten individuals claiming to represent a class of similarly situated individuals filed a complaint in the U.S. District Court for the Northern District of Maryland against the Maryland Department of the Environment, the City of Baltimore, the U.S. Environmental Protection Agency, CBAC Gaming, LLC, Whiting-Turner Contracting Company, and Urban Green Environmental, LLC. The 11 count complaint alleged that the RAP for the proposed location of Horseshoe Baltimore is inadequate and approved without appropriate public participation. Plaintiffs seek declaratory and injunctive relief, compensatory and punitive damages, and claim violations of civil rights laws and the Clean Water Act, civil conspiracy, and a variety of torts. The plaintiffs also sought a temporary restraining order, which the District Court denied on August 9, 2013. Plaintiffs amended their complaint on November 15, 2013 and again on December 26, 2013, adding 44 new plaintiffs and naming MDE, the Secretary of MDE, the City of Baltimore, the Mayor of the City of Baltimore, the Baltimore Development Corporation, and CBAC and CBAC Borrower as defendants. The defendants filed motions to dismiss on January 27, 2014 and plaintiffs filed their oppositions on February 28, 2014.
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
Planet Hollywood Self-Insurance
Planet Hollywood was self-insured by Caesars Entertainment and its subsidiaries up to certain limits for costs associated with general liability, workers’ compensation, and employee health coverage through June 2013. See Note 12 — Related Party Transactions for additional information.
Planet Hollywood Participation and Servicing Agreement
In 2009, the predecessor of Planet Hollywood entered into an agreement to purchase a participation interest in certain mortgaged properties. Under the terms of this agreement, Planet Hollywood is required to pay the counterparty $5.6 million at the earlier of October 5, 2015, or on March 31 subsequent to the first year that such mortgaged properties generate a positive net cash flow in excess of a pre-determined minimum amount. The mortgaged properties have not and were not expected to generate a positive net cash flow in excess of this pre-determined minimum amount within the next calendar year.
Contingent Consideration
Acquisition of Buffalo Studios LLC
In December 2012, Caesars Interactive purchased substantially all of the assets of Buffalo Studios LLC ("Buffalo"). Aggregate consideration was $50.8 million, including the Predecessor Growth Partner’s preliminary estimate of $5.6 million in contingent consideration. In the first quarter of 2013, Predecessor Growth Partners recorded a fair value adjustment of $52.4 million related to contingent consideration for this acquisition.
Note 7 — Leases
Predecessor Growth Partners leases both real estate and equipment used in its operations and classifies those leases as either operating or capital leases for accounting purposes. As of March 31, 2013, Predecessor Growth Partners had no material capital leases and the remaining lives of its operating leases ranged from one to 84 years with various automatic extensions.
Rental expense associated with operating leases is charged to expense in the year incurred. Rental expense for operating leases and other month-to-month cancellable leases are included in Operating expenses in the Condensed Combined Statement of Operations and amounted to $3.3 million for the three months ended March 31, 2013.
Note 8 — Supplemental Cash Flow Information
The increase/(decrease) in cash and cash equivalents due to the changes in working capital accounts were as follows:

(In millions)	Quarter Ended March 31, 2013
Interest receivable from related party	$(16.8)
Receivables	(5.3)
Foreign tax payable	(4.5)
Prepayments and other current assets	1.3
Accounts payable	1.5
Payable to related parties	5.4
Accrued expenses	1.5
Net change in working capital accounts	$(16.9)

The following table reconciles Interest expense, net of interest capitalized, per the Combined Condensed Statement of Operations, to cash paid for interest:

(In millions)	Quarter Ended March 31, 2013
Interest expense, net of interest capitalized	$10.1
Adjustments to reconcile to cash paid for interest:
Net change in accruals	0.4
Net amortization of debt discounts	(5.6)
Cash paid for interest	$4.9

Cash payments for income taxes, net	$4.2
Note 9 — Stock-Based Compensation and Employee Benefit Plans
A number of employee benefit programs are established for purposes of attracting, retaining, and motivating employees. The following is a description of the basic components of these programs.
Stock-Based Compensation Plans
Caesars Entertainment grants stock-based compensation awards in Caesars Entertainment common stock to certain employees that work for the management companies of Planet Hollywood and Horseshoe Baltimore under the Caesars 2012 Performance Incentive Plan. Caesars Entertainment did not allocate any expense associated with Planet Hollywood executive's stock-based awards for the three months ended March 31, 2013 as it was not considered material to the combined condensed financial statements.
Caesars Interactive grants stock-based compensation awards in Caesars Interactive common stock to its employees and service providers in accordance with the Caesars Interactive Entertainment, Inc. Amended and Restated Management Equity Incentive Plan (the "Plan") which is intended to promote the interests of Caesars Interactive and its shareholders by providing key employees, directors, service providers and consultants with an incentive to encourage their continued employment or service and improve the growth and profitability of Caesars Interactive.
The following is a description of the components of these programs under the Plan:
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
Certain Caesars Interactive employees have been granted Caesars Interactive stock options, and one service provider has been granted a warrant to purchase common stock of Caesars Entertainment, with vesting conditions associated with the legalization and implementation of online gaming in the U.S. These stock options and warrants vest based on conditions other than market, performance or service conditions and therefore have been recorded as liability-classified instruments and are remeasured at their estimated fair value at each reporting date for accounting purposes. Predecessor Growth Partners is recognizing the stock compensation expense associated with these awards over the 10 year contractual life of each of the awards.
All warrants to Caesars Interactive non-employees and the majority of the stock options to employees and non-employees contain a call option, at a fixed amount, which is exercisable by Caesars Interactive. Since the embedded call feature is at a fixed price, the call feature could potentially result in a repurchase amount that is less than the fair value of the underlying shares. Therefore, these options and warrants are liability-classified instruments and are remeasured at fair value at each reporting date for accounting purposes. Options without this call provision are equity-classified instruments and are measured at their fair value at the date of grant for accounting purposes. All unexercised options and warrants expire on the tenth anniversary of the grant date.
As of both March 31, 2013 and January 1, 2013, Caesars Interactive had 4,484 shares available for awards under the Plan. The following is a summary of Caesars Interactive’s stock option and warrant activity for the quarter ended March 31, 2013:

	Shares	Weighted Average Exercise Price	Fair Value (1)	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2013	12,916	$1,999.71	$386.18	7.2
Outstanding at March 31, 2013(2)	12,916	$1,999.71	$386.18	6.9
Vested and expected to vest at March 31, 2013	11,448	$1,999.71	$381.75	6.9
Exercisable at March 31, 2013	6,514	$1,671.75	$127.45	6.9
______________________
(1) Represents the weighted-average grant date fair value per option, using a Monte Carlo simulation model
(2) No stock options and warrants were granted or canceled for the three months ended March 31, 2013
When information is available, Caesars Interactive uses historical stock option and warrant holder behavioral data to estimate the option or warrant exercise and termination rates used in the option-pricing model. As CIE does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, it was calculated through the Monte Carlo model assuming that the options and warrants will be disposed of either post-vesting but prior to a liquidity event, at the date of a liquidity event or after a liquidity event. Expected volatility was based on the historical volatility of the common stock of CIE’s competitor peer group for a period approximating the expected life. Caesars Interactive has no current intention to pay dividends on its common stock. The risk-free interest rate within the expected term was based on the U.S. Treasury yield curve in effect at the time of grant. Valuation assumptions for Caesars Interactive’s stock options and warrants for the quarter ended March 31, 2013 are presented below:

Expected range of volatility	55.5 - 61.3%
Expected dividend yield	—%
Expected range of term (in years)	3.9 - 6.8
Risk-free interest rate range	0.6 - 1.2%
For the three months ended March 31, 2013 the compensation cost that has been charged against earnings for stock options and warrants was approximately $1.8 million which was included in Property, general, administrative and other in the Combined Condensed Statement of Operations.

Restricted Shares and Restricted Stock Units
Certain key employees of a subsidiary of Caesars Interactive have been granted restricted shares, which vest on the third anniversary of grant as long as the employee remains employed through this anniversary date. Prior to July 25, 2012, certain of the restricted shares contained a call option, at a fixed amount, which was exercisable by Caesars Interactive. Therefore, these restricted shares were liability-classified instruments and were measured at fair value at each reporting date for accounting purposes. This call option was removed from the restricted shares on July 25, 2012 at which time the shares were reclassified to equity classified awards. There was no incremental cost associated with this modification as the modification did not alter the fair value of the underlying award. The liability recognized in the Combined Condensed Balance Sheet was reclassified to Additional paid-in capital on the modification date. Restricted shares without this call provision are equity-classified instruments and are measured at their fair value at the date of grant for accounting purposes.
For the three months ended March 31, 2013 total compensation expense that was recorded in earnings for restricted shares was approximately $0.7 million. This expense is included in Property, general, administrative and other in the Combined Condensed Statement of Operations.
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
Employee Benefits Plans
Caesars Entertainment maintains a defined contribution savings and retirement plan in which employees of both CIE and the management companies of Planet Hollywood and Horseshoe Baltimore may participate. The plan, among other things, provides for pretax and after-tax contributions by employees. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings, provided that participants who are designated as highly compensated will have their contributions limited to ensure the plan does not discriminate in their favor. In April 2012, Caesars Entertainment reinstated a limited employer match. Predecessor Growth Partners’ reimbursement for Caesars Entertainment’s contribution expense for the three months ended March 31, 2013 was not considered material to the combined financial statements.
Caesars Entertainment also maintains deferred compensation plans, stock-option plans, and an executive supplemental savings plan under which certain employees of the management companies of Planet Hollywood and Horseshoe Baltimore may defer a portion of their compensation. The expenses charged by Caesars Entertainment for employees’ participation in these programs are included in Property, general, administrative and other in the Combined Condensed Statement of Operations.
Certain employees of Caesars Entertainment are covered by union sponsored, collectively bargained, health and welfare multiemployer benefit plans. Caesars Entertainment allocates a portion of the costs associated with these plans to Planet Hollywood. Planet Hollywood's reimbursement for Caesars Entertainment’s contributions and charges for these plans was $2.2 million for the three months ended March 31, 2013. These expenses are included in Property, general, administrative and other in the Combined Condensed Statement of Operations.

Note 10 — Property, General, Administrative and Other
Property, general, administrative and other expense consisted of the following:

(In millions)	Quarter Ended March 31, 2013
Advertising	$10.8
Research and development	8.3
Payroll costs	8.2
Management fee	4.5
License, franchise tax and other	3.4
Stock-based compensation	2.5
Corporate allocations	2.5
Rental expense	2.4
Utilities	1.9
Other	10.3
Total Property, General, Administrative and Other	$54.8
Note 11 — Segments
For financial reporting purposes, Predecessor Growth Partners has two reportable segments: (1) Interactive Entertainment; and (2) Casino Properties and Developments. The Interactive Entertainment segment consists of social and mobile games that are played on various global social and mobile third-party platforms, licensing of the WSOP trade name to third parties for use in social and mobile games and online real money gaming, and the licensing of the WSOP trade name, television rights and sponsorship for WSOP live tournaments. The Interactive Entertainment segment also includes use of the WSOP and Caesars brands for regulated online real money gaming. The Casino Properties and Developments segment consists of Predecessor Growth Partners' interests in a joint venture in a gaming facility in Baltimore, Maryland, and the Planet Hollywood business, which consists of hotel, related food, beverage, entertainment, and parking amenities as well as gaming facility operations. Amounts not aggregated with either the Interactive Entertainment reportable segment or the Casino Properties and Development segment relate to the Investments in notes from related party and related tax impacts, and are reported separately in the Other column in the table below.
Revenue attributed to the reportable segments is as follows:

(In millions)	Quarter Ended March 31, 2013
Interactive Entertainment
Social and mobile games	$66.6
WSOP and online real money gaming	1.5
68.1
Casino Properties and Developments
Casino	44.8
Food and beverage	21.4
Rooms	23.6
Other	6.2
Less: casino promotional allowances	(13.0)
83.0
Net revenues	$151.1

The following Segment EBITDA information is presented based on the reporting segments:

	Quarter Ended March 31, 2013
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other	Total
(Loss)/income from operations	$(37.9)	$13.7	$—	$(24.2)
Depreciation and amortization	3.9	6.5	—	10.4
Other income/(expense), net	0.1	0.1	—	0.2
Segment EBITDA	(33.9)	20.3	—	(13.6)
Depreciation and amortization	(3.9)	(6.5)	—	(10.4)
Interest expense, net of interest capitalized	(0.6)	(9.5)	—	(10.1)
Interest income-related party	—	—	40.6	40.6
Benefit from/(provision for) income taxes	14.0	(1.8)	(14.2)	(2.0)
Net (loss)/income	$(24.4)	$2.5	$26.4	$4.5
The following geographical segment information is presented based on the geographical region of each subsidiary’s country of domicile:

(In millions)	Quarter Ended March 31, 2013
Revenues
United States	$100.1
Israel	51.0
Net revenues	$151.1
Note 12 — Related Party Transactions
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
In 2011, Caesars Interactive entered into a series of transactions pursuant to which Caesars Interactive effectively repurchased the exclusive rights to host the WSOP tournaments from CEOC for $20.5 million. The 2009 Trademark License Agreement remains in effect with respect to WSOP branded poker rooms and retail items, but the rights to host WSOP tournaments are owned by Caesars Interactive. As part of the 2011 transactions, Caesars Interactive entered into a Trademark License Agreement with CEOC pursuant to which Caesars Interactive granted CEOC the right to host the WSOP tournaments at the Rio Hotel in Las Vegas or at such other property agreed to by the parties, in exchange for a $2.0 million per year fee. Simultaneously, Caesars Interactive entered into a Circuit Event Agreement with CEOC pursuant to which Caesars Interactive granted CEOC the right to host a certain number of WSOP circuit events at various properties of CEOC for a price of $75,000 per event. Both agreements are in effect until September 1, 2016, unless earlier terminated pursuant to the agreements' respective terms. Revenues under this agreement associated with the WSOP circuit events amounted to $0.2 million for the three months ended March 31, 2013.
Cross Marketing and Trademark License Agreement
In 2011, Caesars Interactive entered into a Cross Marketing and Trademark License Agreement with Caesars World, Inc., Caesars License Company, LLC, Caesars Entertainment and CEOC. In addition to granting Caesars Interactive the exclusive rights to use various brands of Caesars Entertainment in connection with social and mobile games and online real money gaming in exchange for a 3% royalty, this agreement also provides that CEOC will provide certain marketing and promotional activities for Caesars Interactive, including participation in Caesars Entertainment's Total Rewards loyalty program, and Caesars Interactive will provide certain marketing and promotional activities for Caesars Entertainment and CEOC. The agreement also provides for certain revenue share arrangements where Caesars Interactive pays CEOC for customer referrals. This agreement is in effect until December 31, 2026, unless earlier terminated pursuant to the agreement’s terms. For the three months ended March 31, 2013, Caesars Interactive paid $0.2 million pursuant to the terms of the Cross Marketing and Trademark License Agreement.

Allocated general corporate expenses
The Combined Condensed Statement of Operations reflects an allocation of both expenses incurred in connection with shared services agreements and directly billed expenses incurred through Caesars Entertainment and CEOC. General corporate expenses have been allocated based on a percentage of revenue, or on another basis (such as headcount), depending upon the nature of the general corporate expense being allocated. For the three months ended March 31, 2013 Predecessor Growth Partners recorded allocated general corporate expenses and directly billed expenses totaling $6.0 million.
The accompanying Combined Condensed Statement of Operations also includes allocations of certain Caesars Entertainment general corporate expenses in accordance with shared services agreements under which Caesars Entertainment and its subsidiaries provide services to both Caesars Interactive and Planet Hollywood. These allocations of general corporate expenses may not reflect the expense Predecessor Growth Partners would have incurred if it were a stand-alone company nor are they necessarily indicative of Predecessor Growth Partners' future costs. Management believes the assumptions and methodologies used in the allocation of general corporate expenses from Caesars Entertainment and CEOC are reasonable. Given the nature of these costs, it is not practicable for Predecessor Growth Partners to estimate what these costs would have been on a stand-alone basis.
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
Management Fees
PHW Manager, LLC ("PHW Manager"), a wholly-owned subsidiary of CEOC, manages the operations of the Planet Hollywood. Fees paid to PHW Manager for such services include a base management fee calculated at 3.0% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 4.5% of EBITDA less the base management fee. For the three months ended March 31, 2013, the fees were $4.5 million. These fees are included in Property, general, administrative, and other expenses in the Combined Condensed Statement of Operations.
Long-term debt to related party
Caesars Interactive has entered into an unsecured credit facility with Caesars Entertainment (the "Credit Facility") whereby Caesars Entertainment provided to Caesars Interactive unsecured intercompany loans as approved by Caesars Entertainment on an individual transaction basis. No principal payments are required under the Credit Facility until its maturity date of November 29, 2016. The unsecured intercompany loans bear interest on the unpaid principal amounts at a rate per annum equal to London Inter-Bank Offered Rate ("LIBOR") plus 5%. For the three months ended March 31, 2013, CIE recorded $0.6 million of interest expense associated with this debt. The Credit Facility does not have any restrictive or affirmative covenants.
Investments in notes and interest receivable from related party
Predecessor Growth Partners' investments in notes from related party consist solely of senior notes previously issued by CEOC and were acquired by Caesars Entertainment. All investments in notes from related party are classified as available for sale and are recorded as non-current assets.
For the three months ended March 31, 2013, interest income from related parties includes $16.7 million of income based on the stated interest rate, $23.8 million of accretion of discount and $0.1 million of interest income related to the paid-in-kind notes.
Note 13 — Recent Developments
Letter from CEOC Second Lien Noteholders
On March 21, 2014, CAC, CGP LLC, Caesars Entertainment, Caesars Entertainment Operating Company, Inc.("CEOC") and Caesars Entertainment Resort Properties, LLC ("CERP") received a letter (the "Second Lien Holders’ Letter") from a law firm acting on behalf of unnamed clients who claim to hold Second-Priority Secured Notes of CEOC, alleging, among other things, that CEOC is insolvent and that CEOC’s owners improperly transferred or seek to transfer valuable assets of CEOC to affiliated entities in connection with: (a) the transaction agreement dated October 21, 2013 by and among Caesars Entertainment, certain subsidiaries of Caesars Entertainment and CEOC, CAC and CGP LLC, which, among other things, provide for the asset transfers from subsidiaries of CEOC to CGP LLC of the Planet Hollywood Resort & Casino and interests in Horseshoe Baltimore that was consummated in 2013 (the "2013 CGP Transaction"); (b) the transfer by CEOC to CERP of Octavius Tower and the Linq that was consummated in 2013; (c) the transfers by CEOC to CGP LLC of The Cromwell, The Quad, and Bally’s Las Vegas (together, the "Acquired Properties Transaction"); and (d) the contemplated transfer of Harrah’s New Orleans (the "Contemplated Transaction"). The Second Lien Holders’ Letter does not identify the holders or specify the amount of Second-Priority Secured Notes or other securities that they may hold. The Second Lien Holders’ Letter includes allegations that these transactions constitute or will constitute voidable fraudulent transfers and represent breaches of alleged fiduciary duties owed to CEOC creditors and that certain disclosures concerning the transactions were inadequate. The Second Lien Holders’ Letter demands, among other things, that the transactions be rescinded or terminated, as would be applicable.
CAC, CGP LLC, Caesars Entertainment, CEOC and CERP strongly believe there is no merit to the Second Lien Holders’ Letter’s allegations and will defend itself vigorously and seek appropriate relief should any action be brought. If a court were to order rescission of the 2013 CGP Transaction, the Acquired Properties Transaction or enjoin consummation of the Contemplated Transaction, CGP LLC and Caesars Entertainment may have to return the properties and/or the assets transferred to CGP LLC in the 2013 CGP Transaction and the Acquired Properties Transaction, or their value, to Caesars Entertainment or CEOC, be forced to pay additional amounts therefor, or to take other actions ordered by the court. In addition, if the Contemplated Transaction were consummated and a court were to find that the transfer was improper, that could trigger a default under the CEOC’s Senior Secured Credit Facilities and the Notes and a court could fashion a number of remedies, including declaring that the liens on the returned assets securing the CEOC’s Senior Secured Credit Facilities and the Notes are not valid or enforceable, or that they may be equitably subordinated or otherwise impaired. These consequences could have a material adverse effect on CGP LLC’s and the Company’s business, financial condition, results of operations and prospects and on the ability of lenders and noteholders to recover on claims under the Senior Secured Credit Facilities and the Notes. See Item 1A. Risk Factors—Risks Related to Caesars Growth Partners, LLC's Business—We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.
Letter from Holders of CEOC First Lien Debt
On April 3, 2014, a letter was sent to the boards of directors of Caesars Entertainment and CEOC (the "First Lien Holders’ Letter") by a law firm claiming to act on behalf of unnamed parties who assert that they are lenders under CEOC’s credit agreement and/or holders of CEOC’s first-priority senior secured notes (collectively, the "First Lien Group"), alleging, among other things, that Caesars Entertainment and CEOC improperly transferred or seek to transfer assets of Caesars Entertainment and CEOC to affiliated entities in connection with: (a) the transaction agreement dated October 21, 2013 by and among Caesars Entertainment, certain subsidiaries of Caesars Entertainment and CEOC, CAC and CGP LLC, which, among other things, provides for the contributions by Caesars Entertainment and its subsidiaries to CGP LLC of Caesars Interactive Entertainment, Inc. ("CIE" or "Caesars Interactive") and $1.1 billion face amount of CEOC’s unsecured notes in exchange for non-voting interests of CGP LLC, and the asset transfers from subsidiaries of CEOC to CGP LLC of the Planet Hollywood Resort & Casino and interests in Horseshoe Baltimore that was consummated in 2013; (b) the transfer by CEOC to CERP of Octavius Tower and Project Linq that was consummated in 2013; (c) Acquired Properties Transaction consummated in 2014; and (d) the Contemplated Transaction and formation of Services JV among CEOC, CERP and the Company to provide certain centralized services, including but not limited to common management of enterprise-wide intellectual property (the "Contested Transactions"). The First Lien Holders’ Letter asserts that the consideration received by Caesars Entertainment and CEOC in the Contested Transactions is inadequate, that Caesars Entertainment and CEOC were insolvent when the transactions were approved, that the Contested Transactions represented breaches of alleged fiduciary duties, that certain disclosures concerning the Contested Transactions were inadequate, and concerns about governance of CEOC. The First Lien Holders’ Letter claims that the First Lien Group consists of holders of a total of more than $1.85 billion of CEOC’s first lien debt and that holders of an additional $880.0 million of CEOC’s first lien debt endorse and support the First Lien Holders’ Letter but are not part of the group. The First Lien Holders’ Letter demands, among other things, rescission or termination of the Contested Transactions and requests a meeting with representatives of Caesars Entertainment and other parties to discuss these matters.
Caesars Entertainment and CEOC strongly believe there is no merit to the First Lien Holders’ Letter’s allegations and will defend themselves vigorously and seek appropriate relief should any action be brought. If a court were to order rescission or termination of the Contested Transactions, CGP LLC and its subsidiaries may have to return the assets transferred to CGP LLC in the Contested Transactions or their value to Caesars Entertainment or CEOC, be forced to pay additional amounts therefor, or to take other actions ordered by the court. In addition, if the Contemplated Transaction were consummated and a court were to find that the transfer was improper, that could trigger a default under the debt that CGP LLC is raising to finance such transfers and a court could fashion a number of remedies, including declaring that the liens on the returned assets securing such financing are not valid or enforceable, or that they may be equitably subordinated or otherwise impaired. Furthermore, a court could enjoin the consummation or order rescission of the Services JV transaction. These consequences could have a material adverse effect on CGP LLC’s business, financial condition, results of operations and prospects. See Item 1A. Risk Factors—Risks Related to Caesars Growth Partners, LLC's Business—We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Acquisition Company (the "Company," "CAC," "we," "our" and "us") and Caesars Growth Partners, LLC ("CGP LLC") for the three months ended March 31, 2014 and the assets and entities that were acquired by or contributed to CGP LLC in connection with the transactions described in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013 (referred to as "Predecessor Growth Partners") for the three months ended March 31, 2013 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
Basis of Presentation and Discussion
CAC was incorporated under the laws of the State of Delaware on February 25, 2013 and was formed to directly own 100% of the voting membership units in CGP LLC, a joint venture between CAC and subsidiaries of Caesars Entertainment Corporation ("CEC" or "Caesars Entertainment"). On October 21, 2013, the joint venture was formed between subsidiaries of Caesars Entertainment and CAC through the execution of the series of transactions described in Item 1 — Business in our Annual Report on Form 10-K for the year ended December 31, 2013. Following consummation of those transactions, CAC serves as CGP LLC’s managing member and sole holder of all of its outstanding voting units, and subsidiaries of Caesars Entertainment hold all of CGP LLC’s outstanding non-voting units. However, based upon the structure of CGP LLC and the related economics, CGP LLC has been determined to be a variable interest entity of which Caesars Entertainment is the primary beneficiary. Therefore, CAC does not consolidate CGP LLC into its financial statements. Instead, CAC accounts for its investment in CGP LLC using a balance sheet approach to the equity method of accounting, referred to as hypothetical liquidation at book value ("HLBV") accounting.
CAC's only material asset is its membership interest in CGP LLC. Predecessor Growth Partners is considered to be the predecessor to CAC. The combined historical financial statements of Predecessor Growth Partners have been prepared on a stand-alone basis and, as the formation transactions are considered to be a reorganization of entities under common control, have been derived from the historical accounting records and consolidated financial statements of Caesars Entertainment. The combined condensed financial statements reflect the results of operations and cash flows of the businesses and assets contributed to or acquired by CGP LLC in the transactions described previously as if those businesses were combined into a reporting entity for the period presented.
As our investment in CGP LLC is considered to be significant, CGP LLC's annual financial statements are required to be included as an exhibit to each CAC Annual Report on Form 10-K in accordance with Securities and Exchange Commission ("SEC") Rule 3-09 of Regulation S-X. Given the significance of this investment to the financial position and results of operations of CAC, we have elected to include selected financial information of CGP LLC in this Quarterly Report on Form 10-Q. As the basis of presentation for all items other than income taxes, non-controlling interests and senior notes returned to Caesars Entertainment related to the subscription right restoration is the same between Predecessor Growth Partners and CGP LLC, and because we believe that the comparative information for CAC's investment in CGP LLC is material to investors in CAC, we have presented information for both CGP LLC and Predecessor Growth Partners in this management's discussion and analysis of financial condition and results of operations.
CAESARS ACQUISITION COMPANY
Operating Results
Income from Equity Method Investment
For the three months ended March 31, 2014, CAC recognized $9.3 million of income from the equity method investment in CGP LLC, which equals the amount of income that CAC was entitled to under its minimum guaranteed return.
Other Expenses
In addition to its income from equity method investment, CAC incurred direct expenses of $5.9 million primarily related to professional services fees, predominantly in preparation for the Asset Purchase Transaction as described in Other Items within this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as general liability insurance and licenses and fees.
Provision for income taxes
The provision for income taxes for the period presented of $1.2 million is approximately the same as the expected federal tax rate of 35% applied to CAC's pre-tax income, as there are no material items impacting the federal tax provision for the period presented.

Liquidity and Capital Resources
Capital Spending
CAC has not incurred, nor is it expected to incur, material capital expenditures in the normal course of business or to pursue acquisition opportunities other than through CGP LLC. See "Liquidity and Capital Resources" for CGP LLC and Predecessor Growth Partners.
Capital Resources
CAC's sole source of funds is distributions from CGP LLC. To the extent that CAC requires additional funds, CAC may borrow funds or issue additional equity. However, as CAC does not have operations of its own, it is expected that CAC will not have a significant need for additional liquidity.
CAC's expenses incurred in the normal course of business, most significantly income tax obligations, are expected to be paid by CGP LLC on behalf of CAC. These transactions are accounted for as distributions from CGP LLC to CAC.
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
Following October 21, 2018 and until April 21, 2022, our Board will have the right to cause a liquidation of CGP LLC, including the sale or winding up of CGP LLC, or other monetization of all of its assets and the distribution of the proceeds remaining after satisfaction of all liabilities of CGP LLC to the holders of CGP LLC's units according to the terms of the CGP Operating Agreement. On April 21, 2022 (unless otherwise agreed by Caesars Entertainment and CAC), if our Board has not previously exercised its liquidation right, the CGP Operating Agreement provides that CGP LLC shall, and our Board shall cause CGP LLC to, effect a liquidation.
Off- Balance Sheet Arrangements
CAC did not have any off-balance sheet arrangements at March 31, 2014 or December 31, 2013.
CAESARS GROWTH PARTNERS, LLC AND PREDECESSOR GROWTH PARTNERS
Overview
For financial reporting purposes, CGP LLC has two reportable segments: (1) Interactive Entertainment and (2) Casino Properties and Developments. CGP LLC’s Interactive Entertainment segment consists of Caesars Interactive Entertainment, Inc ("CIE" or "Caesars Interactive"), which is comprised of three distinct, but complementary businesses that reinforce, cross-promote and build upon each other: social and mobile games, the World Series of Poker ("WSOP") and regulated online real money gaming. CGP LLC’s Casino Properties and Developments segment consists of the Planet Hollywood Resort & Casino in Las Vegas ("Planet Hollywood") and of Caesars Baltimore Investment Company, LLC ("CBIC" or the "Maryland Joint Venture,") which is the entity that indirectly holds interests in Horseshoe Baltimore casino in Maryland ("Horseshoe Baltimore"). The Horseshoe Baltimore is under construction and is expected to open in the third quarter of 2014. Therefore, the results of operations for Horseshoe Baltimore are primarily comprised of pre-opening and financing-related activities.
Operating Results of CGP LLC and Predecessor Growth Partners

	CGP LLC	Predecessor Growth Partners
	Quarter Ended March 31,
(In millions)	2014	2013	Change	Change
Revenues	$226.3	$151.1	$75.2	49.8%
Loss from operations	(61.8)	(24.2)	(37.6)	(155.4)%
Adjusted EBITDA(1)	55.6	42.2	13.4	31.8%
_________________________
(1) See "Reconciliations of Adjusted Segment EBITDA to Net (Loss)/Income" for a reconciliation of Adjusted Segment Earnings before Interest Income/Expense, Income Taxes, Depreciation and Amortization ("EBITDA") to net (loss)/income.

Net revenues for first quarter 2014 increased by $75.2 million or 49.8% compared with 2013, driven by organic growth in both operating segments, and by CIE's first quarter 2014 acquisition of Pacific Interactive. Loss from operations for first quarter 2014 was $61.8 million as compared to loss from operations of $24.2 million for the same period in 2013. Loss from operations for the first quarter 2014 includes $76.1 million of expense resulting from the change in fair value of contingently issuable non-voting membership units associated with the CIE earn-out calculation related to the formation transaction. Loss from operations for the first quarter 2013 includes $52.4 million of expense associated with contingent consideration related to CIE's late 2012 acquisition of Buffalo Studios LLC ("Buffalo"). Before the consideration of these two items, income from operations would have been $14.3 million for first quarter 2014, compared with $28.2 million for first quarter 2013. This decrease in income from operations is primarily attributable to increased stock compensation expense and significant marketing expenses associated with online gaming. These adverse impacts on income from operations were partially offset by the income impact of increased revenues. Adjusted EBITDA increased $13.4 million or 31.8% in first quarter 2014 as compared with first quarter 2013, driven by the income impact of increased revenues, partially offset by the increase in marketing expenses.
Reportable Segments Operating Results
Interactive Entertainment

	CGP LLC	Predecessor Growth Partners
	Quarter Ended March 31,
(In millions)	2014	2013	Change	Change
Revenues	$124.2	$68.1	$56.1	82.4%
Income/(loss) from operations	4.5	(37.9)	42.4	(111.9)%
Adjusted Segment EBITDA(1)	30.3	21.2	9.1	42.9%

_________________________
(1) See "Reconciliations of Adjusted Segment EBITDA to Net (Loss)/Income" for a reconciliation of Adjusted Segment EBITDA to net (loss)/income.

Interactive Entertainment revenues increased by $56.1 million for the three months ended March 31, 2014 compared to the same period in 2013, as a result of organic growth and the Pacific Interactive acquisition further discussed below. Income from operations for the three months ended March 31, 2014 was $4.5 million and loss from operations for the three months ended March 31, 2013 was $37.9 million. Loss from operations for the first quarter 2013 includes $52.4 million of expense associated with contingent consideration related to CIE's late 2012 acquisition of Buffalo. Before consideration of this item, income from operations would have been $14.5 million for first quarter 2013. The decrease in income from operations is primarily attributable to increased stock compensation expense and significant marketing expenses associated with online gaming. These adverse impacts on income from operations were partially offset by the income impact of increased revenues. Adjusted Segment EBITDA increased in first quarter 2014 as compared with first quarter 2013, driven by the income impact of increased revenues, partially offset by the increase in marketing expenses.
For the three months ended March 31, 2014, the CIE business generated approximately 93% of its revenues from its social and mobile games business. CIE measures the performance of its social and mobile games business by using financial metrics, including revenue, and operating metrics, including Daily Active Users, Monthly Active Users, Monthly Unique Users, Average Revenue per User and Monthly Unique Payers. These operating metrics help CIE to understand and measure the engagement levels of its players, the size of its audience and its reach.
In December 2012, CIE consummated the acquisition of substantially all of the assets of Buffalo, a social and mobile games developer based in Santa Monica, California. Aggregate cash consideration paid at the time of the acquisition was $45.2 million and contingent consideration of $58.5 million was paid in April 2014.
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
On February 13, 2014, CIE announced the acquisition of Pacific Interactive UK Limited, a company based in the United Kingdom, and the assets of various affiliates of Pacific Interactive, creator of House of Fun, which is among the leading social and mobile casino-themed games on Facebook, iOS, Android and the Amazon marketplace. House of Fun was launched in 2011, is free to play, boasts industry-leading Key Performance Indicators ("KPIs") and, as of March 31, 2014 has a loyal user base of approximately 770 thousand daily active users and almost 3.0 million monthly active users.

The table below shows the results of CIE's social and mobile games business, using the financial and operating metrics referred to above, for the periods indicated. Revenues are presented in millions of dollars, user statistics are presented in thousands of users, and average revenues per user is presented in dollars.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2014(1)	2013(2)	2013	2013	2013
Total Revenues	$115.7	$90.7	$74.7	$70.7	$66.6
Average Daily Active Users (3)	5,704	4,639	4,803	4,952	5,259
Average Monthly Active Users (3)	19,597	15,914	16,354	16,962	17,695
Average Monthly Unique Users (3)	17,370	13,908	14,615	14,941	16,052
Average Monthly Unique Payers (3)	511	322	293	279	292
Average Revenue per User	$0.24	$0.21	$0.17	$0.16	$0.14
_________________________
(1) Operating metrics include numbers from Pacific Interactive only after its February 2014 acquisition by CIE.
(2) Presents the aggregate of Predecessor Growth Partners for the period from October 1 through October 21, 2013, and CGP LLC for the period from October 22 through December 31, 2013.
(3) CIE systems cannot always distinguish unique individuals playing games in multiple sessions in the same day or in a 30-day period ending with the measurement date, playing the same game across multiple platforms, or playing different titles offered by CIE. Thus, users who play multiple titles or on multiple platforms may be counted as more than one user within the respective operating metrics.
Consistent with the social and mobile business model, only a small portion of CIE’s social and mobile games players pay for virtual goods. During the three months ended March 31, 2014, CIE’s social and mobile games business had approximately 511 thousand average Monthly Unique Payers, or 2.9% of the total number of average Monthly Unique Users on the social and mobile platforms during this period, purchase virtual goods. Because the opportunity for social interactions and player generated promotion through playing platforms increases as the overall number of players increases, CIE believes that maintaining and growing its total number of players, including the number of players who may not purchase virtual goods, is important to the success of its business. The sale of virtual goods, however, constitutes the primary source of revenue for CIE's social and mobile games business. The degree to which game-players choose to pay for virtual goods in the games is driven by CIE's ability to create content that enhances the game-play experience. CIE's revenue and overall financial performance are affected by the number of players and the effectiveness of its monetization of players through the sale of virtual goods.
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
The table below shows the revenue generated from CIE’s social and mobile games business by geographic region for the periods presented and assumes that deferred revenues are spread proportionately across all geographies.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(In millions)	2014	2013(1)	2013	2013	2013
North America	$80.2	$60.9	$50.1	$47.8	$43.2
South America	0.7	0.6	0.6	0.6	0.4
Europe	10.0	8.9	8.1	7.8	8.7
Asia/Pacific	24.3	20.0	15.7	14.3	14.0
Africa and Rest of the World	0.5	0.3	0.2	0.2	0.3
	$115.7	$90.7	$74.7	$70.7	$66.6

_________________________

(1)	Presents the aggregate of Predecessor Growth Partners for the period from October 1 through October 21, 2013, and CGP LLC for the period from October 22 through December 31, 2013.

Casino Properties and Developments

	CGP LLC	Predecessor Growth Partners
	Quarter Ended March 31,
(In millions)	2014	2013	Change	Change
Revenues	$102.1	$83.0	$19.1	23.0%
Income from operations	10.8	13.7	(2.9)	(21.2)%
Adjusted Segment EBITDA(1)	26.1	21.0	5.1	24.3%
_________________________
(1) See "Reconciliations of Adjusted Segment EBITDA to Net (Loss)/Income" for a reconciliation of Adjusted Segment EBITDA to net (loss)/income.
Performance of the Casino Properties and Developments segment is measured in part through tracking of trips by rated customers, which means a customer whose gaming activity is tracked through Caesars Entertainment’s Total Rewards system, referred to as "trips," and spend per rated customer trip, referred to as "spend per trip." A trip is created by a Total Rewards card holder engaging in one or more of the following activities while at our property: (1) hotel stay, (2) gaming activity or (3) a comp redemption, which means the receipt of a complimentary item given out by the casino. Lodgers are guests registered with the total rewards program who stay at the property and Non-lodgers are guests registered with the total rewards program not staying at the property. Customer spend means the cumulative rated theoretical spend (which is the amount of money expected to be retained by the casino based upon the mathematics underlying the particular game as a fraction of the amount of money wagered by the customer) across all game types for a specific customer. The average combined gross hold is the percentage of the amount wagered across all game types (including table games and slot machines) that the casino retained.
     Casino Properties and Developments net revenues for the three months ended March 31, 2014 increased by $19.1 million when compared with the same period in 2013. The majority of the increase was driven by Other revenue related to the enhanced entertainment options at the new Axis Theater in 2014. Additionally, there were increases in both trips and spend per trip at Planet Hollywood. During the first quarter of 2014, total trips increased by approximately 2.5% from the first quarter of 2013, driven by a 5.2% increase in trips by non-lodgers, partially offset by a decrease in trips by lodgers. Total spend per trip increased by 5.2% in first quarter of 2014 versus the first quarter of 2013, driven by increases in spend per trip from both lodgers and non-lodgers. Gross casino hold decreased slightly from 11.8% in the first quarter of 2013 to 11.4% in first quarter of 2014.
Cash average daily room rates for the three months ended March 31, 2014 increased to $132, or approximately 23.4%, when compared to $107 for the same period in 2013, primarily resulting from the introduction of resort fees. Average daily occupancy was 95.7% in the first quarter of 2014 and 94.6% in the first quarter of 2013. Revenue per available room ("RevPar") for the three months ended March 31, 2014 and 2013 was $124 and $103, respectively.
Food and beverage revenues for the three months ended March 31, 2014 and 2013 were $24.9 million and $21.4 million, respectively. This increase in revenues was driven largely by the ramp up of the Gordon Ramsay BurGR restaurant that opened in 2012, combined with increased banquet business, as well as revenues from the Axis Bar inside the new Axis theater, the new Pinup Pizza takeout restaurant, and Shiver frozen daiquiri bar which all opened after the first quarter of 2013.
Income from operations decreased in 2014 when compared with 2013 as the income impact of increased revenues was more than offset by the combination of increased expenses at Planet Hollywood and increased pre-opening expenses associated with the Baltimore Development, as defined and described in the Capital Resources section below. Certain pre-opening expenses for Baltimore are not a component of Adjusted Segment EBITDA, therefore Adjusted Segment EBITDA increased for 2014 when compared with 2013.

Other Factors Affecting Net Income

	CGP LLC	Predecessor Growth Partners
	Quarter Ended March 31,
(In millions)	2014	2013
Interest expense, net of interest capitalized	$(11.9)	$(10.1)
Interest income	1.0	—
Interest income - related party	48.8	40.6
Loss on early extinguishment of debt	(0.6)	—
Other income/(expense), net	—	0.2
Provision for income taxes (1)	(1.7)	(2.0)
Net loss/(income) attributed to non-controlling interests (2)	6.5	1.8
_________________________

(1)
CGP LLC's provision for income taxes represents the income taxes from its corporate subsidiary, CIE, which is taxed as a corporation for federal, state and foreign income purposes. CGP LLC does not record a tax provision for its Casino Properties and Developments segment as all entities within this segment are pass-through entities for income tax purposes. Predecessor Growth Partners' income taxes represent the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes as if Predecessor Growth Partners filed separate U.S. federal, state and foreign income tax returns, and does not recognize the pass-through entity structure of CGP LLC.

(2)
CGP LLC's non-controlling interest reflects the non-controlling interest associated with consolidating CIE and the Baltimore Joint Venture into CGP LLC. As the financial statements of Predecessor Growth Partners were prepared on a combined basis rather than a consolidated basis, the non-controlling interest associated with CIE is not included within the financial statements of Predecessor Growth Partners.

Interest expense, net of interest capitalized
Interest expense associated with the Planet Hollywood secured loan increased from $9.5 million in first quarter of 2013, to $9.6 million in the first quarter of 2014. Increases to the expense resulted from increased amortization of debt discount, partially offset by a decrease in interest expense resulting from pre-payments of principle.
In July 2013, CBAC Borrower LLC ("CBAC Borrower") entered into a credit agreement (the "Baltimore Credit Facility"). Interest expense associated with this facility was $1.6 million in the first quarter of 2014 which consisted of $5.9 million in interest expense offset by $4.3 million in capitalized interest for related construction of the facility.
Other interest expense, net of interest capitalized, was $0.7 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively, primarily due to a 2014 change in the fair value of the earn-out associated with an acquisition partially offset by a decrease in the interest expense associated with CIE's unsecured credit facility with Caesars Entertainment as defined in the Capital Resources section below, resulting from the lower average balance owed to Caesars Entertainment.
Interest expense associated with contingent consideration and capital lease obligations was not material to any period presented.
Interest income-related party
CGP LLC receives interest income on its portfolio of approximately $1.1 billion face value of aggregate principal amount of notes received from CEOC in the transactions described in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013 ("CEOC Notes"). The CEOC Notes have fixed interest rates ranging from 5.625% to 6.50% and maturities ranging from 2015 to 2017. The increase in interest income in the first quarter of 2014 when compared with the first quarter of 2013 is primarily the result of increased accretion of discount originally recorded as a result of purchasing the senior notes at market prices significantly below face value.
Loss on early extinguishment of debt
The Planet Hollywood secured loan contains excess cash flow provisions which require mandatory prepayment of debt when certain conditions are met. The mandatory prepayments made in the first quarter of 2014 resulted in the recognition of a loss on early extinguishment of debt of $0.6 million.
Other income/(expense), net
Other income/(expense), net for the three months ended March 31, 2014 and 2013 was not material to the respective periods.

Provision for income taxes
CGP LLC
The provision for income taxes for CGP LLC represents the income taxes from its corporate subsidiary, CIE, which was taxed as a corporation for federal, state and foreign income tax purposes. The provision for income taxes for CGP LLC differs from the expected federal tax rate of 35% primarily due to CGP LLC income not taxed at the CGP LLC entity level.
No provision for income taxes is reported for the Casino Properties and Developments segment of CGP LLC as this segment is taxed as a partnership for federal and state income tax purposes whereby any income or losses were allocated to the CGP LLC Members and taxed by each Member.
Predecessor Growth Partners
The provision for income taxes represent the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes as if Predecessor Growth Partners filed separate U.S. federal, state, and foreign income tax returns. The provision for income taxes for the period presented differs from expected federal tax rate of 35% primarily due to tax benefits from foreign operations partially offset by an increase in federal valuation allowance and the tax cost of nondeductible stock-based compensation and other nondeductible expenses.
Net loss/(income) attributed to non-controlling interests
CGP LLC
Caesars Interactive Entertainment
CGP LLC's non-controlling interest reflects the non-controlling interest associated with consolidating Caesars Interactive into CGP LLC. As the financial statements of Predecessor Growth Partners were prepared on a combined basis rather than a consolidated basis, the non-controlling interest associated with CIE is not included within the financial statements of Predecessor Growth Partners. For the quarter ended March 31, 2014, net income of $0.2 million was attributable to non-controlling interests in CIE.
Baltimore Joint Venture
For the quarter ended March 31, 2014, net loss of $6.7 million was attributable to non-controlling interests in the Baltimore joint venture.
In February 2014, our joint venture CR Baltimore Holdings ("CRBH") sold a portion of its interest in CBAC Gaming LLC ("CBAC"), the entity which owns a majority of the interests in the Maryland Joint Venture to an existing joint venture partner, Caves Valley Partners ("CVP"). CGP LLC received $12.8 million of the proceeds from the sale. After consideration of this transaction, CRBH owns approximately 70% of CBAC.
Predecessor Growth Partners
As a result of the acquisition of a 51% controlling equity interest in Playtika Ltd. ("Playtika") in May 2011, CIE began consolidating the results of Playtika subsequent to the acquisition date, recording net income attributed to non-controlling interest of $8.0 million for the 49% equity interest not owned during that period. CIE acquired the remaining 49% equity interest in Playtika in December 2011.
For the period ended March 31, 2013, net loss attributed to non-controlling interests was $1.8 million.
Reconciliations of Adjusted Segment EBITDA to Net (Loss)/Income
Our unaudited financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). Adjusted EBITDA is a non-GAAP financial measure that is defined and reconciled to its most comparable GAAP measure below. Adjusted EBITDA is included because management believes that Adjusted EBITDA provides investors with additional information that allows a better understanding of the results of operational activities separate from the financial impact of capital investment decisions made for the long-term benefit of CGP LLC and Predecessor Growth Partners.
Because not all companies use identical calculations, the presentation of CGP LLC's and Predecessor Growth Partners' EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

	CGP LLC	Predecessor Growth Partners
	Quarter Ended March 31,
(In millions)	2014	2013
Adjusted Segment EBITDA
Interactive Entertainment	$30.3	$21.2
Casino Properties and Developments	26.1	21.0
Other	(0.8)	—
	55.6	42.2
Reconciliation
Stock-based compensation(a)	(18.3)	(2.5)
Write-downs, reserves, recoveries, and project opening costs(b)	(7.8)	(0.8)
Change in fair value of contingently issuable non-voting membership units(c)	(76.1)	—
Change in fair value of contingent consideration(d)	(0.7)	(52.4)
Loss on early extinguishment of debt(e)	(0.6)	—
Transaction costs	(0.2)	—
Other (expense)/income, net	—	0.2
Other(f)	(0.7)	(0.3)
EBITDA	(48.8)	(13.6)
Depreciation and amortization	(13.6)	(10.4)
Interest expense, net of interest capitalized	(11.9)	(10.1)
Interest income	1.0	—
Interest income - related party	48.8	40.6
Provision for income taxes	(1.7)	(2.0)
Net (loss)/income	$(26.2)	$4.5
___________________

(a)	Amounts represent non-cash stock-based compensation expense related to stock options and restricted stock.

(b)	Amounts primarily represent development costs related to the construction and planned casino operations of Horseshoe Baltimore.

(c)
Amount represents the change in fair value of contingently issuable non-voting membership units associated with the CIE earn-out calculation related to the transactions establishing CGP LLC. The non-voting membership units ultimately will be issued to a subsidiary of Caesars Entertainment.

(d)	Amounts represent the change in fair value of contingent consideration for CIE acquisitions.

(e)
Amounts represent the difference between the fair value of consideration paid and the book value, net of deferred financing costs, of debt retired through debt extinguishment transactions, which are capital structure-related, rather than operational-type costs.

(f)	Amounts represent other add-backs and deductions to arrive at EBITDA and Adjusted EBITDA but not separately identified, such as lobbying expenses.
The following Segment EBITDA information is presented based on the reporting segments:

	Quarter Ended March 31, 2014
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other	Total
Income/(loss) from operations	$4.5	$10.8	$(77.1)	$(61.8)
Depreciation and amortization	6.1	7.5	—	13.6
Loss on extinguishment of debt	—	(0.6)	—	(0.6)
Segment EBITDA	10.6	17.7	(77.1)	(48.8)
Depreciation and amortization	(6.1)	(7.5)	—	(13.6)
Interest expense, net of interest capitalized	(0.7)	(11.2)	—	(11.9)
Interest income	—	—	1.0	1.0
Interest income-related party	—	—	48.8	48.8
Provision for income taxes	(1.7)	—	—	(1.7)
Net income/(loss)	$2.1	$(1.0)	$(27.3)	$(26.2)

	Quarter Ended March 31, 2013
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other	Total
(Loss)/income from operations	$(37.9)	$13.7	$—	$(24.2)
Depreciation and amortization	3.9	6.5	—	10.4
Other income/(expense), net	0.1	0.1	—	0.2
Segment EBITDA	(33.9)	20.3	—	(13.6)
Depreciation and amortization	(3.9)	(6.5)	—	(10.4)
Interest expense, net of interest capitalized	(0.6)	(9.5)	—	(10.1)
Interest income-related party	—	—	40.6	40.6
Benefit from/(provision for) income taxes	14.0	(1.8)	(14.2)	(2.0)
Net (loss)/income	$(24.4)	$2.5	$26.4	$4.5

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
CGP LLC's planned development projects, if they go forward, will require significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion, and the commencement of operations of development projects are contingent upon, among other things, negotiation of final agreements and receipt of requisite approvals from the applicable political and regulatory bodies. Excluding amounts spent for the purchases of businesses, CGP LLC's cash used for capital spending for the three months ended March 31, 2014 was $29.6 million. Predecessor Growth Partners' capital spending for the three months ended March 31, 2013 totaled $12.6 million. The majority of the 2014 and 2013 capital spending relates to Horseshoe Baltimore.
CGP LLC’s near term capital requirements for Horseshoe Baltimore are expected to be funded by the Baltimore Credit Facility, as further discussed in the Capital Resources section below.
Liquidity
CGP LLC's primary sources of liquidity include currently available cash and cash equivalents, cash flows generated from its operations, interest income generated from its investments in the CEOC Notes, and borrowings under CIE’s credit facility with Caesars Entertainment. CGP LLC's cash and cash equivalents totaled $972.6 million and $976.9 million at March 31, 2014 and December 31, 2013, respectively. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows. Long-term obligations are expected to be paid through operating cash flows, refinancing of existing debt or the issuance of new debt, or, if necessary, additional investments from its equity holders. CGP LLC's operating cash inflows are used for operating expenses, debt service costs, working capital needs and capital expenditures in the normal course of business.
CGP LLC’s restricted cash totaled $226.4 million and $260.4 million at March 31, 2014 and December 31, 2013, respectively. Restricted cash and cash equivalents include amounts restricted under the terms of the Baltimore Credit Facility and Planet Hollywood debt agreement. The Planet Hollywood debt agreement requires that CGP LLC maintain certain reserves for payment of property taxes, insurance, interest and ongoing furniture, fixtures and equipment purchases, or property development. The classification between current and long-term is dependent upon the intended use of each particular reserve.
At March 31, 2014 and December 31, 2013, Caesars Interactive had cash balances in its subsidiary located in Israel of $20.7 million and $24.4 million, respectively. Additionally, the subsidiary had $15.0 million in short-term investments at December 31, 2013 and no short-term investments at March 31, 2014. CIE may use the cash in the Playtika subsidiary to repay debt payable to related parties, fund operations at Playtika, pursue international acquisitions or repatriate the cash to CGP LLC.
As of both March 31, 2014 and December 31, 2013, CIE had $39.8 million of book value of indebtedness outstanding and payable to Caesars Entertainment, and Planet Hollywood had $459.4 million and $462.5 million, respectively, of book value of indebtedness outstanding and payable to third-party lenders. In addition, at March 31, 2014 and December 31, 2013, the Maryland Joint Venture had $218.2 million and $217.7 million, respectively, of book value of indebtedness outstanding and payable to third-party lenders. Cash paid for interest for the first quarter of 2014 and 2013 was $14.3 million and $4.9 million, respectively.
CGP LLC believes that its cash and cash equivalents balance and its cash flows from operations will be sufficient to meet its normal operating and debt service requirements during the next 12 months and the foreseeable future and to fund capital expenditures expected to be incurred in the normal course of business.
See "Other Items, Subsequent Events for CGP LLC" for information regarding subsequent transactions related to CGP LLC's liquidity.
Capital Resources
Caesars Interactive has entered into an unsecured credit facility with Caesars Entertainment (the "Credit Facility") whereby Caesars Entertainment provided to Caesars Interactive unsecured intercompany loans as requested by CIE and approved by Caesars Entertainment on an individual transaction basis. No principal payments are required on the unsecured intercompany loans until their maturity date of November 29, 2016. The unsecured intercompany loans bear interest on the unpaid principal amounts at a rate per annum equal to London Inter-Bank Offered Rate ("LIBOR") plus 5%. This credit facility does not have any restrictive or affirmative covenants.
In March 2012, Rock Gaming LLC ("Rock") and CIE entered into an agreement pursuant to which Rock purchased approximately 6,155 shares of CIE common stock for $30.4 million in cash and agreed to purchase additional shares of CIE common stock on or before July 2, 2012. CIE used the proceeds from this sale to prepay a portion of the then outstanding balance on the credit facility.
In June 2012, CIE and Rock modified the agreement with Rock such that CIE issued to Rock approximately 382 shares of CIE common stock and a promissory note for $28.5 million in exchange for $30.4 million in cash. The promissory note is convertible into approximately 5,773 shares of CIE common stock. In November 2012, CIE issued to Rock an additional promissory note for $19.2 million in exchange for $19.2 million in cash. The additional promissory note is convertible into approximately 3,140 shares of CIE common stock. The ability to convert the promissory notes into shares is subject to the satisfaction of certain specified criteria. Both promissory notes automatically convert into shares of CIE common stock in June 2014, unless both parties agree to amend the notes. As the notes are expected to be converted into equity, both promissory notes are classified as long-term in CGP LLC's Consolidated Condensed Balance Sheet at March 31, 2014 and December 31, 2013.
In connection with the acquisition of Planet Hollywood by Caesars Entertainment in 2010 and the assumption of debt, PHW Las Vegas, LLC entered into the Amended and Restated Loan Agreement (the "Planet Hollywood Loan Agreement") with Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2007-TFL2. On October 26, 2011, Caesars exercised its option to extend the Planet Hollywood senior secured loan to 2013. On December 5, 2013 the loan maturity was again extended to April 2015. No additional options exist to extend the maturity of the loan.
The book values of outstanding debt under the Planet Hollywood Loan Agreement were $459.4 million and $462.5 million at March 31, 2014 and December 31, 2013, respectively, and bear interest on the unpaid principal balance at a rate per annum equal to LIBOR plus 2.859%.
CBAC Borrower, a joint venture among CBIC, Rock Gaming Mothership LLC, CVPR Gaming Holdings, LLC, STRON-MD Limited Partnership and PRT Two, LLC, entered into the Baltimore Credit Facility to finance the acquisition of land in Baltimore, Maryland and the construction of the Horseshoe Baltimore and a parking garage (collectively, the "Baltimore Development"). The Baltimore Credit Facility provides for (i) a $300.0 million senior secured term facility with a seven-year maturity, which is comprised of a $225.0 million facility that was funded upon the closing of the Baltimore Credit Facility, a $37.5 million delayed draw facility available from the closing of the Baltimore Credit Facility until July 2014 and a $37.5 million delayed draw facility available until January 2015 and (ii) a $10.0 million senior secured revolving facility with a five-year maturity. The Baltimore Credit Facility is secured by substantially all material assets of CBAC and its wholly-owned domestic subsidiaries. In connection with the foregoing, CBIC and the other joint venture partners each provided, on a several and not joint basis, a completion guarantee with respect to the Baltimore Development, which guarantees completion of the construction of the Baltimore Development, availability of contemplated working capital and the discharge, bonding or insuring over of certain liens in connection with the Baltimore Development. The maximum liability of CBIC under its completion guarantee is approximately $9 million.
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
Contingently issuable non-voting membership units
Pursuant to the terms of the CGP Operating Agreement, CGP LLC is obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from CIE's social and mobile games business exceeds a specified threshold amount in 2015. The number of units to be issued is capped at a value of $225 million divided by the value of the non-voting units on October 21, 2013. Therefore, on October 21, 2013, CGP LLC recorded a liability of $167.8 million representing the estimated fair value of additional non-voting membership units contingently issuable to Caesars Entertainment in 2016. The contingently issuable non-voting membership units' estimated fair value is based upon a multiple of EBITDA for the calendar year 2015 in excess of a specified minimum threshold and includes a maximum payout threshold. The estimated fair value of the contingently issuable non-voting membership units at March 31, 2014 and December 31, 2013 was $382.6 million and $306.5 million, respectively. The change in fair value of $76.1 million is reported within the CGP LLC Consolidated Condensed Statement of Operations.
Other Obligations and Commitments
As of March 31, 2014, there have been no material changes outside of the ordinary course of business to our contractual obligations, which are set forth in the table included in Item 7 in our annual report on Form 10-K for the year ended December 31, 2013.
Off- Balance Sheet Arrangements
CGP LLC did not have any off-balance sheet arrangements at March 31, 2014 or December 31, 2013.
Other Items

CIE share repurchase
During the first quarter of 2014, 2,394 shares of CIE stock were issued pursuant to the exercise of stock options, and those shares were subsequently repurchased by CIE. The transaction resulted in a $3.9 million decrease in equity, which is the net difference between the gross repurchase amount of $19.1 million and the aggregate of $3.8 million in exercise proceeds and $11.4 million related to the fair value of liability-based awards reclassified to equity upon exercise. Net cash outflow for the share repurchase was $15.3 million.

Subsequent Events for CGP LLC
Asset Purchase Transaction Agreement
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
Pursuant to the terms of the Agreement, CGP LLC (or one or more of its designated direct or indirect subsidiaries) agreed to acquire from CEOC or one or more of its affiliates, (i) The Cromwell (f/k/a Bill’s Gamblin’ Hall & Saloon), The Quad, Bally’s Las Vegas and Harrah’s New Orleans (each a "Property" and collectively, the "Properties"), (ii) 50% of the ongoing management fees and any termination fees payable under the Property Management Agreements to be entered between a Property Manager (as defined below) and the owners of each of the Properties (the "Property Management Agreements"); and (iii) certain intellectual property that is specific to each of the Properties (together with the transactions described in (i) and (ii) above, the "Asset Purchase Transaction") for an aggregate purchase price of $2.0 billion (the "Purchase Price"), less outstanding debt to be assumed in the Asset Purchase Transaction, and also subject to various pre-closing and post-closing adjustments in accordance with the terms of the Agreement.
On May 5, 2014, CAC and CGP LLC entered into that certain First Amendment to Transaction Agreement (the “Amendment”) by and among Caesars Entertainment Corporation, CEOC, CLC, HNOMC, CIC, 3535 LV, Parball and JCC Holding pursuant to which the parties to such agreement amended the Agreement (the Agreement, as so amended by the Amendment, the “Amended Agreement”).
On May 5, 2014, pursuant to the Amended Agreement, CGP LLC acquired the Las Vegas properties The Cromwell, The Quad, and Bally's Las Vegas (together, the "Acquired Properties") and CGP LLC will acquire the Louisiana property, Harrah's New Orleans, after the required regulatory approval.
Pursuant to the terms of the Amended Agreement, the parties have agreed to use reasonable best efforts to establish a new services joint venture (the "Services JV") which will be jointly owned by CEOC, CERP, and Caesars Growth Properties Holdings, LLC ("CGPH"), a wholly-owned subsidiary of CGP LLC and certain of their respective subsidiaries. The purpose of the Services JV includes the common management of the enterprise-wide intellectual property, which will be licensed by the Services JV to, among other parties, each of the Property Owners, and shared services operations across the portfolio of CEOC, CERP and CGP LLC properties.
The foregoing description of the Agreement and the Amendment is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement and the Amendment which were filed with the Securities and Exchange Commission ("SEC") on March 3, 2014 as an Exhibit to Form 8‑K and on May 6, 2014 as an Exhibit to Form 8-K, respectively.
Caesars Growth Properties Term Facility
                The purchase price of CGP LLC’s acquisition of The Cromwell, The Quad Resort & Casino, Bally’s Las Vegas, 50% of the ongoing management fees and any termination fees payable for each of these properties, and certain intellectual property that is specific to each of these properties (collectively referred to as the “First Closing”) was funded by CGP LLC with cash on hand and the proceeds of $700.0 million of term loans (the “First Closing Term Loan”). Caesars Growth Properties Holdings, LLC (“CGPH”) closed on the First Closing Term Loan on May 5, 2014. The First Closing Term Loan matures on May 5, 2015; provided that CGPH has the option to extend, for a fee equal to 1.00% of the aggregate principal amount of the First Closing Term Loan outstanding on the initial maturity date, for one additional year. The First Closing Term Loan requires scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the First Closing Term Loan, with the balance due at maturity. In addition, the First Closing Term Loan is expected to be repaid in full upon the acquisition by CGP LLC of the Harrah’s New Orleans Hotel and Casino, the contribution of the Planet Hollywood Resort and Casino and the release of certain indebtedness required to fund such acquisition from escrow. The Credit Agreement allows CGPH to request one or more incremental term loan and revolving credit facilities in an aggregate amount of up $150.0 million, subject to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders.
Caesars Growth Properties Indenture
                CGPH and Caesars Growth Properties Finance, Inc. (together, the “Issuers”), issued $675.0 million aggregate principal amount of their 9.375% second-priority senior secured notes due 2022 (the “2022 Notes”) pursuant to an indenture dated as of April 17, 2014, among the Issuers and U.S. Bank National Association, as trustee (the “Indenture”). The Issuers deposited the gross proceeds of the offering of the 2022 Notes, together with additional amounts necessary to redeem the 2022 Notes, if applicable, into a segregated escrow account until the date that certain escrow conditions are satisfied (the “Escrow Release Date”). The Indenture provides that, among other things, prior to the Escrow Release Date, the Issuers will not own, hold or otherwise have any interest in any assets other than the escrow account and cash or cash equivalents (the “Pre-Escrow Release Covenant”). In connection with the First Closing, the Issuers are currently not in compliance with the Pre-Escrow Release Covenant. The Issuers intend to be in compliance with the Indenture prior to such default becoming an event of default under the Indenture by either consummating the Second Closing (acquisition of Harrah’s New Orleans (the “Louisiana Property”), 50% of the ongoing management fees and any termination fees payable for the Louisiana Property, and certain intellectual property that is specific to the Louisiana Property) and releasing the gross proceeds of the notes from escrow or, following receipt of gaming and other required governmental approvals, transferring the assets related to the First Closing to another entity. There can be no assurances, however, that the Issuers will be successful in consummating the Second Closing or transferring such assets, and curing such default.
Caesars Growth Properties Term Loan
On May 8, 2014, Caesars Growth Properties Holdings, LLC (the “Borrower”) closed on the $1.175 billion of term loans (the “Term Loan”) pursuant to a First Lien Credit Agreement among Caesars Growth Properties Parent, LLC (“Parent”), the Borrower, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (the

“Administrative Agent”), and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., UBS Securities LLC, J.P Morgan Securities LLC, Morgan Stanley & Co. LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as Co-Lead Arrangers and Bookrunners (the “Credit Agreement”). The Credit Agreement also provides for a $150.0 million revolving credit agreement (the “Revolving Credit Facility”), which was undrawn at the closing of the Term Loan. The Borrower is a subsidiary of CGP LLC, which is a joint venture between Caesars Acquisition Company and Caesars Entertainment Corporation.
Pursuant to an escrow agreement, dated as of May 8, 2014, among U.S. Bank National Association, as escrow agent and securities intermediary, the Administrative Agent and the Borrower, the Borrower deposited the gross proceeds of the Term Loan, together with additional amounts necessary to repay the Term Loan, if applicable, into a segregated escrow account until the date that certain escrow conditions are satisfied.
Full details of this transaction, including additional information on the terms of the Term Loan and Revolving Credit Facility, and the conditions upon which the funds can be released from escrow, can be obtained from the Form 8-K filed with the SEC on May 9, 2014.
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q contains or may contain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," or "pursue," or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements and are found at various places throughout this Form 10-Q. These forward-looking statements, including, without limitation, those relating to (i) the purchase of the Properties and (ii) future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, and future financial results, wherever they occur in this Form 10-Q, are based on our current expectations about future events and are necessarily estimates reflecting the best judgment of CAC’s management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.
Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified, and, consequently, the actual performance of CAC may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described from time to time in the Company’s reports filed with the Securities and Exchange Commission (including the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained therein):

•	the ability to satisfy the conditions to the closing with respect to the Contemplated Transaction, including receipt of required regulatory approvals;

•	the purchase of Harrah’s New Orleans may not be consummated on the terms contemplated or at all;

•	the ability to timely and cost-effectively integrate companies that CGP LLC acquires into its operations, including the Acquired Properties;

•
construction factors, including delays, increased costs of labor and materials, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters, and building permit issues, including construction of The Cromwell and the renovation of The Quad;

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

•
the effects if a third-party successfully challenges Caesars Entertainment or its affiliates ownership of, or right to use, the intellectual property owned or used by subsidiaries of Caesars Entertainment, which CGP LLC, CIE and the Acquired Properties license for use in their respective businesses;

•	CIE's reliance on subsidiaries of Caesars Entertainment to obtain online gaming licenses in certain jurisdictions, such as New Jersey;

•
the adverse effects on CAC’s ability to comply with certain obligations imposed by federal securities law and certain debt arrangements if it is determined that Deloitte & Touche LLP ("Deloitte") was not independent of Caesars Entertainment or CGP LLC;

•	the difficulty of operating CGP LLC’s business separately from Caesars Entertainment and managing that process effectively could take up a significant amount of management’s time;

•	CGP LLC's business model and short operating history;

•
CGP LLC's ability to realize the anticipated benefits of current or potential future acquisitions, including the transactions as described in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013, and the ability to timely and cost-effectively integrate assets, including the properties recently acquired as well as those yet to be acquired in connection with the Contemplated Transaction, and companies that CGP LLC acquires into its operations;

•	the additional capital that CGP LLC may require to complete the consummation of the Contemplated Transaction and support business growth may not be available on acceptable terms;

•	the adverse effects of extensive governmental regulation and taxation policies, which are applicable to CGP LLC, are enforced;

•	the effects of local and national economic, credit and capital market conditions on the economy in general, and on the gaming industry in particular;

•	the sensitivity of CAC’s business to reductions in discretionary consumer spending;

•	the rapidly growing and changing industry in which CGP LLC operates, such as CIE's social and mobile games business and internet gaming business;

•	any failure to protect CGP LLC’s trademarks or other intellectual property, such as CIE's ownership of the WSOP trademark;

•	abnormal gaming holds ("gaming hold" is the amount of money that is retained by the casino from wagers by customers);

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

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. CAC disclaims any obligation to update the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated or, if no date is stated, as of the date of this Form 10-Q.

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
Planet Hollywood has an interest rate cap agreement for a notional amount of $501.4 million at a LIBOR cap rate of 7.0%, which matures on April 9, 2015. Caesars Interactive has an unsecured credit facility with Caesars Entertainment with an outstanding balance of $39.8 million at a rate of LIBOR plus 5%, which matures on November 29, 2016. Assuming a constant outstanding balance for our variable rate debt with both third parties and with related parties, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by $5.2 million. At March 31, 2014, the weighted average USD LIBOR rate on our variable rate debt was 0.18%. A hypothetical reduction of this rate to 0% would decrease interest expense for the next twelve months by $0.8 million.
CGP LLC does not purchase or hold any derivative financial instruments for trading purposes.
CGP LLC generates a significant portion of its social and mobile games revenue outside the United States. Foreign currency transaction gains and losses were not material to CGP LLC's or Predecessor Growth Partners' results of operations for the first quarter of 2014 and 2013. For the first quarter of 2014 and 2013, $0.1 million of loss and $0.1 million of gain, respectively, was recognized in foreign currency transactions associated with social and mobile games revenues generated in currencies other than U.S. dollars. CGP LLC’s exposure to this foreign currency exchange risk is minimized by the relatively short payment cycles, which is typically every two weeks for payments from Facebook and monthly for payments from Apple.
CGP LLC’s other foreign currency risk primarily relates to the operating expenses of CIE's offices in Montreal, Tel Aviv, Belarus, the Ukraine, and the UK. In addition, CGP LLC has currency risk associated with certain license agreements denominated in currencies other than U.S. dollars. In the aggregate, expenses related to operating non-U.S. offices and revenues earned under all non-U.S. dollar denominated agreements were not material to CGP LLC and Predecessor Growth Partners' results for the periods presented.

Item 4. Controls and Procedures
Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of March 31, 2014, including controls and procedures to timely alert management to material information relating to the Company required to be included in our periodic SEC filings. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective.
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
There have been no material changes in our legal proceedings from those described in "Legal Proceedings" disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 except as described below.
Letter from CEOC Second Lien Noteholders
On March 21, 2014, CAC, CGP LLC, Caesars Entertainment, Caesars Entertainment Operating Company, Inc.("CEOC") and Caesars Entertainment Resort Properties, LLC ("CERP") received a letter (the "Second Lien Holders’ Letter") from a law firm acting on behalf of unnamed clients who claim to hold Second-Priority Secured Notes of CEOC, alleging, among other things, that CEOC is insolvent and that CEOC’s owners improperly transferred or seek to transfer valuable assets of CEOC to affiliated entities in connection with: (a) the transaction agreement dated October 21, 2013 by and among Caesars Entertainment, certain subsidiaries of Caesars Entertainment and CEOC, CAC and CGP LLC, which, among other things, provide for the asset transfers from subsidiaries of CEOC to CGP LLC of the Planet Hollywood Resort & Casino and interests in Horseshoe Baltimore that was consummated in 2013 (the "2013 CGP Transaction"); (b) the transfer by CEOC to CERP of Octavius Tower and the Linq that was consummated in 2013; (c) the transfers by CEOC to CGP LLC of The Cromwell, The Quad, and Bally’s Las Vegas (together, the "Acquired Properties Transaction"); and (d) the contemplated transfer of Harrah’s New Orleans (the "Contemplated Transaction"). The Second Lien Holders’ Letter does not identify the holders or specify the amount of Second-Priority Secured Notes or other securities that they may hold. The Second Lien Holders’ Letter includes allegations that these transactions constitute or will constitute voidable fraudulent transfers and represent breaches of alleged fiduciary duties owed to CEOC creditors and that certain disclosures concerning the transactions were inadequate. The Second Lien Holders’ Letter demands, among other things, that the transactions be rescinded or terminated, as would be applicable.
CAC, CGP LLC, Caesars Entertainment, CEOC and CERP strongly believe there is no merit to the Second Lien Holders’ Letter’s allegations and will defend itself vigorously and seek appropriate relief should any action be brought. If a court were to order rescission of the 2013 CGP Transaction, the Acquired Properties Transaction or enjoin consummation of the Contemplated Transaction, CGP LLC and Caesars Entertainment may have to return the properties and/or the assets transferred to CGP LLC in the 2013 CGP Transaction and the Acquired Properties Transaction, or their value, to Caesars Entertainment or CEOC, be forced to pay additional amounts therefor, or to take other actions ordered by the court. In addition, if the Contemplated Transaction were consummated and a court were to find that the transfer was improper, that could trigger a default under the CEOC’s Senior Secured Credit Facilities and the Notes and a court could fashion a number of remedies, including declaring that the liens on the returned assets securing the CEOC’s Senior Secured Credit Facilities and the Notes are not valid or enforceable, or that they may be equitably subordinated or otherwise impaired. These consequences could have a material adverse effect on CGP LLC’s and the Company’s business, financial condition, results of operations and prospects and on the ability of lenders and noteholders to recover on claims under the Senior Secured Credit Facilities and the Notes. See Item 1A. Risk Factors—Risks Related to Caesars Growth Partners, LLC's Business—We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.
Letter from Holders of CEOC First Lien Debt
On April 3, 2014, a letter was sent to the boards of directors of Caesars Entertainment and CEOC (the "First Lien Holders’ Letter") by a law firm claiming to act on behalf of unnamed parties who assert that they are lenders under CEOC’s credit agreement and/or holders of CEOC’s first-priority senior secured notes (collectively, the "First Lien Group"), alleging, among other things, that Caesars Entertainment and CEOC improperly transferred or seek to transfer assets of Caesars Entertainment and CEOC to affiliated entities in connection with: (a) the transaction agreement dated October 21, 2013 by and among Caesars Entertainment, certain subsidiaries of Caesars Entertainment and CEOC, CAC and CGP LLC, which, among other things, provides for the contributions by Caesars Entertainment and its subsidiaries to CGP LLC of Caesars Interactive Entertainment, Inc. ("CIE" or "Caesars Interactive") and $1.1 billion face amount of CEOC’s unsecured notes in exchange for non-voting interests of CGP LLC, and the asset transfers from subsidiaries of CEOC to CGP LLC of the Planet Hollywood Resort & Casino and interests in Horseshoe Baltimore that was consummated in 2013; (b) the transfer by CEOC to CERP of Octavius Tower and Project Linq that was consummated in 2013; (c) Acquired Properties Transaction consummated in 2014; and (d) the Contemplated Transaction and formation of Services JV among CEOC, CERP and the Company to provide certain centralized services, including but not limited to common management of enterprise-wide intellectual property (the "Contested Transactions"). The First Lien Holders’ Letter asserts that the consideration received by Caesars Entertainment and CEOC in the Contested Transactions is inadequate, that Caesars Entertainment and CEOC were insolvent when the transactions were approved, that the Contested Transactions represented breaches of alleged fiduciary duties, that certain disclosures concerning the Contested Transactions were inadequate, and concerns about governance of CEOC. The First Lien Holders’ Letter claims that the First Lien Group consists of holders of a total of more than $1.85 billion of CEOC’s first lien debt and that holders of an additional $880.0 million of CEOC’s first lien debt endorse and support the First Lien Holders’ Letter but are not part of the group. The First Lien Holders’ Letter demands, among other things, rescission or termination of the Contested Transactions and requests a meeting with representatives of Caesars Entertainment and other parties to discuss these matters.
Caesars Entertainment and CEOC strongly believe there is no merit to the First Lien Holders’ Letter’s allegations and will defend themselves vigorously and seek appropriate relief should any action be brought. If a court were to order rescission or termination of the Contested Transactions, CGP LLC and its subsidiaries may have to return the assets transferred to CGP LLC in the Contested Transactions or their value to Caesars Entertainment or CEOC, be forced to pay additional amounts therefor, or to take other actions ordered by the court. In addition, if the Contemplated Transaction were consummated and a court were to find that the transfer was improper, that could trigger a default under the debt that CGP LLC is raising to finance such transfers and a court could fashion a number of remedies, including declaring that the liens on the returned assets securing such financing are not valid or enforceable, or that they may be equitably subordinated or otherwise impaired. Furthermore, a court could enjoin the consummation or order rescission of the Services JV transaction. These consequences could have a material adverse effect on CGP LLC’s business, financial condition, results of operations and prospects. See Item 1A. Risk Factors—Risks Related to Caesars Growth Partners, LLC's Business—We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.
Item 1A. Risk Factors
Risks Related to CGP LLC's Continued Dependence on Caesars Entertainment
The implementation of a new services joint venture is subject to regulatory and other approvals, which may be delayed or which may not be received.
In connection with the Amended Agreement described within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Other Items of this Form 10-Q, we recently announced the expected formation of a new services joint venture, Services JV, the purpose of which includes the common management of intellectual property owned by CEOC. CEOC and CERP, each a wholly-owned subsidiary of Caesars Entertainment, and a subsidiary of CGP LLC will be members in Services JV, and, upon the implementation of Services JV, subsidiaries of CGP LLC are expected to rely on Services JV to provide them with intellectual property licenses and property management services, among other services. We and CGP LLC will not control Services JV, and in the event that our interests do not align with those of CEOC or CERP, the interests of CEOC or CERP may be met before ours. The implementation of Services JV’s contemplated activities is subject to regulatory and other approvals, which may be delayed or which we may not receive.
The Property Management Agreements may also be assigned to Services JV subsequent to its implementation, and Services JV will thereafter perform the obligations of the Property Managers at each respective property. Before Services JV can be implemented and commence these activities, however, the formation of Services JV, entry by all parties into the Cross-License Agreement and the assignment of the Property Management Agreements must receive regulatory approvals. We cannot be sure when, or if, we will receive such approvals. In addition, while a term sheet has been agreed to that sets forth the purpose and the general scope of the agreements Services JV will enter into upon its implementation, the CEC Special Committee and CAC Special Committee must each approve the terms of the operating agreement that will govern Services JV as well as the terms of the Cross-License Agreement and assignment of the Property Management Agreements. Such approvals may delay the implementation of Services JV and its activities.
In the event that such approvals are significantly delayed or if we do not receive them, or if Services JV or the activities described above are delayed or are not implemented for any other reason, we will continue to rely on CEOC and its subsidiaries to provide us with licenses to necessary intellectual property, property management services and other various services. Services JV will be a joint venture in which a subsidiary of CGP LLC will have a minority interest but not control. Unlike Services JV, which is a joint venture in which a subsidiary of CGP LLC will have an ownership interest along with CEOC and CERP, we do not exercise any control over CEOC and cannot guarantee that it will protect our interests in continuing to provide these services. In addition, if CEOC or its subsidiaries were to become debtors operating under the protection of the Bankruptcy Code, they could exercise certain rights that would adversely affect our contractual rights and obligations related to the intellectual property licenses or property management services.
We do not control Services JV, and the interests of our co-investors may not align with our interests.
CEOC, CERP and a subsidiary of CGP LLC will be members of Services JV, and, upon the implementation of Services JV, each of us and our subsidiaries will rely on Services JV to provide us with intellectual property licenses and property management services, among other services. We expect that a subsidiary of CGP LLC, CEOC and CERP are each required to contribute as necessary to fund Services JV’s operating costs and capital requirements in accordance with the terms of the operating agreement that will govern Services JV. We expect that the members of Services JV will be required to fund its capital expenditures on an annual basis. The amount we will be required to fund initially is subject to the review and approval of the CAC Special Committee and CEC Special Committee and in future years the amount, which may be greater, will be subject to the review and approval of the Services JV steering committee. A subsidiary of CGP LLC, CEOC and CERP also control Services JV through its steering committee, which will be comprised of one representative from each of us, CEOC and CERP. In the event that our interests do not align with those of CEOC or CERP, the interests of CEOC or CERP may be met before ours. In addition, certain decisions by Services JV may not be made without unanimous consent of the members, including our consent. These actions include any decision with respect to liquidation or dissolution of Services JV, merger, consolidation or sale of all or substantially all the assets of Services JV, usage of Services JV assets in a manner inconsistent with the purposes of Services JV, material amendment to Services JV’s operating agreement, admission of new investors to Services JV and filing of any bankruptcy or similar action by Services JV. Thus, any member of Services JV may block certain actions by Services JV that are in our interest.
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
Caesars Entertainment is a highly leveraged company and has pledged a significant portion of its assets and the assets of its subsidiaries as collateral under certain of its debt obligations, including the trademarks for which CIE has licensed the right to use, including "Caesars", "Total Rewards" and "Harrah's". The stock of CEOC is also pledged to secure these debt obligations. If Caesars Entertainment or its subsidiaries were to default on these obligations, its lenders could exercise significant influence over CGP LLC's business. CGP LLC is dependent on a number of services from Caesars Entertainment, CEOC, and other subsidiaries of Caesars Entertainment, pursuant to the CGP Management Services Agreement and CIE's Shared Services Agreement. If Caesars Entertainment and/or its subsidiaries file for bankruptcy protection under the U.S. bankruptcy code, their filing may materially and adversely affect CGP LLC’s assets and operations. For example, in the event of a default by Caesars Entertainment, its lenders or their successors may elect to reject the CGP Management Services Agreement as an executory contract in a bankruptcy proceeding. Furthermore, in the event of such a default, Caesars Entertainment's lenders also may seek to reject CIE's cross marketing and trademark license agreement with Caesars Entertainment in connection with a bankruptcy proceeding and, as a result, CIE would no longer have licenses to use certain trademarks owned by Caesars Entertainment or its subsidiaries. The result of this influence and any related disruption in CGP LLC's business could have a material adverse effect on CGP LLC's business, financial condition and operating results.
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
Although certain employees of each of of Apollo Global Management, LLC ("Apollo") and of TPG Global, LLC ("TPG" and, together with Apollo, the "Sponsors") are on the boards of directors of Caesars Entertainment and CAC, the certificates of incorporation of both companies provide that neither the Sponsors nor directors have any obligation to present any corporate opportunity to Caesars Entertainment or CAC. Accordingly, the Sponsors may pursue gaming, entertainment or other activities outside of Caesars Entertainment or CAC and have no obligation to present such opportunity to Caesars Entertainment or CAC; however, if any choose to present such opportunity to Caesars Entertainment or CAC, then such opportunity must follow the rights of first offer.
If the committee declines an opportunity altogether and CGP LLC pursues the opportunity without the support of Caesars Entertainment, CGP LLC will be required to identify and obtain the necessary services from a third-party. No assurances can be provided that CGP LLC will be able to find a third-party to pursue an opportunity without Caesars Entertainment and any services provided may be more expensive than, or of lesser quality than, those that are provided by Caesars Entertainment, and as a result, could have a material adverse impact on the success of the opportunity.
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
The success of CGP LLC's business depends in part on its continued participation in Caesars' Total Rewards loyalty program. If CIE, Planet Hollywood and the Acquired Properties are, and Horseshoe Baltimore and Harrah's New Orleans will be, unable to access the Total Rewards loyalty program database, it could have a material adverse impact on CGP LLC's business.
The success of CGP LLC's business depends in part on its ability to direct targeted marketing efforts to important casino, online-gaming and hospitality customers. The ability of CGP LLC's business to undertake those marketing efforts depends to a significant extent on its continued participation in the Total Rewards loyalty program owned and maintained by Caesars Entertainment and following its implementation, licensed to Services JV. In connection with this program, CIE, the Acquired Properties and Planet Hollywood can, and Horseshoe Baltimore and Harrah's New Orleans will be able to, develop information which allows them to track casino play and award complimentaries and other promotional opportunities to their customers. Complimentaries and other similar rewards are customarily offered by casino and gaming facilities to their customers and are important incentives to those customers. If CIE, Planet Hollywood, Horseshoe Baltimore, the Acquired Properties and, if acquired, Harrah's New Orleans are unable to access the Total Rewards loyalty program database, it could have a material adverse impact on CGP LLC's business. Participation in the Total Rewards loyalty program is one of our competitive strengths and our business and growth strategy are, in part, based on tracked play and targeted marketing efforts.
In the past, the removal of the Total Rewards loyalty program from a casino property has resulted in negative impacts on such property’s financial results. Similarly, if we are unable to access the Total Rewards loyalty program database, we expect our annual revenue would decline, which could have a material adverse impact on our business and results of operations.

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
CIE has licensed the right to use certain trademarks and service marks owned or used by various affiliates of Caesars Entertainment, including Caesars World, Inc., Caesars License Company, LLC and CEOC. These licensed trademarks and service marks include, among others, "Caesars," "Harrah’s" and "Total Rewards." CIE's rights to use these trademarks and service marks are among its most valuable assets.
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
Failure by CEOC and its subsidiaries to protect the trademarks, technology and other intellectual property that we use could have a negative impact on the value of our brand names and adversely affect our business. In addition, CEOC and its subsidiaries may have the right to limit the expansion of scope or usage of our intellectual property.
We currently license from CEOC and its subsidiaries (and will sublicense from Services JV upon the implementation of Services JV and execution of the Cross-License Agreement), intellectual property and technology material to our overall business strategy, and we regard such intellectual property and technology to be an important element of our success. We rely on CEOC and its subsidiaries to seek to establish and maintain proprietary rights in such intellectual property and technology through the use of patents, copyrights, trademarks and trade secret laws. In addition, we rely on CEOC and its subsidiaries to maintain the trade secrets and confidential information licensed to us by nondisclosure policies and through the use of appropriate confidentiality agreements. Despite these efforts to protect the proprietary rights on which we rely, parties may infringe such intellectual property and use licensed information and technology that we regard as proprietary and our rights may be invalidated or unenforceable. Monitoring the unauthorized use of our licensed intellectual property and technology is difficult. Litigation by CEOC and its subsidiaries or Services JV, as applicable, may be necessary to enforce the intellectual property rights and other rights on which we rely or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources. We cannot assure you that all of the steps that we, CEOC and its subsidiaries or Services JV have taken or will take to protect the licensed trademarks that we use in the United States will be adequate to prevent imitation of such trademarks by others. The unauthorized use or reproduction of the trademarks that we use could diminish the value of our brand and our market acceptance, competitive advantages or goodwill, which could adversely affect our business. In addition, the expansion of the scope or use of our intellectual property licensed from CEOC or Services JV, as applicable, in many cases is subject to the consent of CEOC or Services JV. Accordingly, we may not be able to take advantage of new applications or uses of our trade names, trademarks or other intellectual property without the consent of CEOC or Services JV, which may adversely affect our ability to compete or expand our business scope.
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
A bankruptcy court may conclude that each of the transactions as described in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013, the Acquired Properties Transaction or the Contemplated Transaction constitutes a financing rather than a true sale and as a result we would no longer have ownership and control over assets sold or contributed to CGP LLC to the same extent as we do now.
For the quarter ended March 31, 2014 and 2013, Caesars Entertainment and its consolidated subsidiaries reported a net loss of $382.8 million and $216.7 million, respectively, and CEOC and its consolidated subsidiaries separately reported a net loss of $490.8 million and $251.7 million, respectively. Furthermore, Caesars Entertainment and its consolidated subsidiaries, as well as CEOC and its consolidated subsidiaries, have reported significant net losses during the past three fiscal years. In a bankruptcy of Caesars Entertainment or any of its subsidiaries that sold or contributed assets to CGP LLC, including CEOC, the court may conclude that each of the transactions as described in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013, the Acquired Properties Transaction or the Contemplated Transaction constitutes a disguised financing rather than a true sale. In such case, the court would deem CGP LLC's assets as belonging to Caesars Entertainment, and consider us to be a lender to Caesars Entertainment or its subsidiaries to the extent of the purchase price CGP LLC paid for those assets. While we should have a claim against Caesars Entertainment and its subsidiaries for the amounts paid to them for the assets, we would no longer have ownership and control over the assets to the same extent as we do now. Moreover, if our claim against Caesars Entertainment and its subsidiaries is considered a financing, no guaranty exists that our claim will be deemed a secured claim entitled to a priority right of repayment from the assets, rather than a general unsecured claim against Caesars Entertainment’s bankruptcy estate that shares pro rata with other creditors in any recovery from the residual value of the bankruptcy estate. Finally, a risk exists that any such claim might be primed in favor of a debtor-in-possession financing, or that the court might equitably subordinate our claim to those of other creditors, recharacterize the claim as equity or otherwise not allow the claim (including on equitable grounds).
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
A Caesars Entertainment or CEOC bankruptcy filing might trigger an independent investigation of the transactions as described in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013, the Acquired Properties Transaction or the Contemplated Transaction, and expose our and CGP LLC's contractual relationships with Caesars Entertainment and its subsidiaries to heightened scrutiny.
If Caesars Entertainment or its subsidiaries, including CEOC, file for bankruptcy relief, it may result in an independent investigation of the transactions as described in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013, the Acquired Properties Transaction or the Contemplated Transaction, including the formation of Services JV. For example, a trustee or examiner may be appointed in the Caesars Entertainment bankruptcy case with the power to investigate the Transactions and the Asset Purchase Transaction and determine, with the benefit of hindsight, whether such transactions overall, and their constituent parts (including the formation of Services JV), were fair and equitable and otherwise beneficial to Caesars Entertainment or any bankrupt subsidiary. Additionally, any committees appointed in such bankruptcy case could conduct a similar investigation. Any such investigations may impose significant costs and expense on us and CGP LLC, and may divert management from its ability to conduct our business. In addition, we would expect that stakeholders of Caesars Entertainment and its subsidiaries, including any committee appointed in such bankruptcy cases, would re-evaluate all of our and CGP LLC's contractual and business relationships with Caesars Entertainment and its subsidiaries, and with Services JV. This may result in materially altered terms and conditions that may be economically unfavorable to investors in CAC, and may divert significant management resources.

We may be subject to fraudulent transfer litigation that may require us to return the assets acquired in the transactions as described in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013 and the Asset Purchase Transaction, or their value, to Caesars Entertainment and its subsidiaries.
Creditors of Caesars Entertainment and its subsidiaries may sue us and/or CGP LLC under state or federal bankruptcy law in an effort to recover, for their benefit, the assets we acquired in the transactions as described in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013 and the Asset Purchase Transaction as fraudulent transfers. As a general matter, fraudulent transfer law allows a creditor to recover assets, or their value, from an initial or subsequent transferee if the debtor conveyed the assets with an actual intent to hinder, delay or defraud its creditors, or if the transfer was a constructive fraud. A constructive fraud exists even in the absence of an actual intent to defraud creditors. The principal elements of a constructive fraud are a transfer, made while a debtor was insolvent or that rendered a debtor insolvent, for less than reasonably equivalent value or fair consideration or that left the debtor with less than sufficient capital with which to conduct its business. A court may "collapse" the component steps of the restructuring into a single set of integrated transactions to determine whether the restructuring overall effected a fraudulent transfer. If we and/or CGP LLC are subject to a fraudulent transfer lawsuit, we may have to return the assets or their value to Caesars Entertainment and its subsidiaries or be forced to pay additional amounts therefor.
For example, on March 21, 2014, CEC, CEOC, CERP, CAC and CGP LLC received a letter from a law firm acting on behalf of unnamed clients who claim to hold second-priority secured notes of CEOC, alleging, among other things, that CEOC is insolvent and that CEOC’s owners improperly transferred or seek to transfer valuable assets of CEOC to affiliated entities in connection with: (a) the transaction agreement dated October 21, 2013 by and among CEC, certain subsidiaries of CEC and CEOC, CAC and CGP LLC, which, among other things, provide for the asset transfers from subsidiaries of CEOC to CGP LLC of the Planet Hollywood casino and interests in the Maryland Joint Venture that was consummated in 2013; (b) the transfer by CEOC to CERP of Octavius Tower and Project Linq that was consummated in 2013; (c) the transfers by CEOC to CGP LLC of The Cromwell, The Quad, and Bally’s Las Vegas (together, the "Acquired Properties"); and (d) the contemplated transfer of Harrah’s New Orleans (the "Contemplated Transaction"). The letter included allegations that these transactions constitute or will constitute voidable fraudulent transfers and represent breaches of alleged fiduciary duties owed to CEOC creditors and that certain disclosures concerning the transactions were inadequate, and demanded, among other things, that the transactions be rescinded or terminated, as would be applicable.
On April 3, 2014, another letter was sent to the boards of directors of CEC and CEOC by a law firm claiming to act on behalf of unnamed parties who assert that they are lenders under CEOC’s credit agreement and/or holders of CEOC’s first-priority senior secured notes, alleging, among other things, that CEC and CEOC improperly transferred or seek to transfer assets of CEC and CEOC to affiliated entities in connection with: (a) the transaction agreement dated October 21, 2013 by and among CEC, certain subsidiaries of CEC and CEOC, CAC and CGP LLC, which, among other things, provides for the contributions by CEC and its subsidiaries to CGP LLC of CIE and $1.1 billion face amount of CEOC’s unsecured notes in exchange for non-voting interests of CGP LLC, and the asset transfers from subsidiaries of CEOC to CGP LLC of the Planet Hollywood casino and interests in Maryland Joint Venture that was consummated in 2013; (b) the transfer by CEOC to CERP of Octavius Tower and Project Linq that was consummated in 2013; (c) the Acquired Properties; and (d) the Contemplated Transaction and formation of a new services joint venture among CEOC, CERP and CGP LLC to provide certain centralized services, including but not limited to common management of enterprise-wide intellectual property (the "Contested Transactions"). The letter asserted that the consideration received by CEC and CEOC in the transactions contemplated above is inadequate, that CEC and CEOC were insolvent when the transactions were approved, that the transactions contemplated above represented breaches of alleged fiduciary duties, that certain disclosures concerning the transactions contemplated above were inadequate and concerns about governance of CEOC. The letter demands, among other things, rescission or termination of the transactions contemplated above and requests a meeting with representatives of CEC and other parties to discuss these matters.
CAC and CGP LLC have been advised that CEC and CEOC strongly believe there is no merit to the letters’ allegations and will defend themselves vigorously and seek appropriate relief should any action be brought. If a court were to order rescission or termination of such transactions, that could cause CEOC, CERP and Planet Hollywood to default under existing debt agreements, and there can be no assurance that CEOC’s, CERP’s or Planet Hollywood’s assets would be sufficient to repay the applicable debt. In addition, if the contemplated transfers were consummated and a court were to find that those transfers were improper, that could trigger a default under the debt that CGP LLC is raising to finance such transfers. These consequences could have a material adverse effect on our business, financial condition, results of operations and prospects.
Services JV may be subject to fraudulent transfer or other litigation that may result in its unwinding, or its licensing agreements with CEOC may otherwise be rescinded or terminated.
Creditors of Caesars Entertainment, CEOC and their subsidiaries may commence an action against Services JV under state or federal bankruptcy law in an effort to rescind, avoid or otherwise terminate, for their benefit, the licensing agreements CEOC entered into with Services JV. Alternatively, if Caesars Entertainment, CEOC or their subsidiaries file bankruptcy, they may reject their licensing agreements with Services JV. If Services JV can no longer enforce such licensing agreements, it may be unable to perform under its licensing agreements with CGP LLC and its subsidiaries. As a result, among other things, CGP LLC and its subsidiaries may no longer have access to the Total Rewards loyalty program and may no longer be able to use certain intellectual property, such as the Caesars trademark, which could have a material adverse effect on CAC and CGP LLC’s business, financial condition and operating results.
Our operations depend on material contracts with third parties, including Caesars Entertainment, the continued enforcement of which may be adversely impacted by a bankruptcy of Caesars Entertainment or, upon its formation, Services JV.
If Caesars Entertainment, CEOC, subsidiaries of CEOC that manage CGP LLC's properties or other third parties with whom we have entered into material contracts with were to become debtors operating under the protection of the Bankruptcy Code, they could exercise certain rights that would adversely affect our contractual rights and obligations. A debtor operating under the protection of the Bankruptcy Code may exercise certain rights that may adversely affect our contractual relations and ability to participate in the Caesars Entertainment system. For example, the protection of the statutory automatic stay which arises by operation of section 362 of the Bankruptcy Code upon the commencement of a bankruptcy case would prohibit us from terminating a contract with Caesars Entertainment or any of its debtor subsidiaries, and upon its formation, a bankruptcy of Services JV. The Bankruptcy Code also invalidates clauses that permit the termination of contracts automatically upon the filing by one of the parties of a bankruptcy petition or which are conditioned on a party’s insolvency. Meanwhile in this circumstance, we would ordinarily be required to continue performing our obligations under such agreement. As a practical matter, legal proceedings to obtain relief from the automatic stay and to enforce rights to payments or terminate agreements can be time consuming, costly and uncertain as to outcome.
In addition, under section 365 of the Bankruptcy Code, a debtor may decide whether to assume or reject an executory contract, including the CGP Management Services Agreement, the management contracts for Planet Hollywood, Horseshoe Baltimore, the Acquired Properties and Harrah's New Orleans, the shared service agreement with CIE or the CGP Operating Agreement, or upon its formation, any licensing agreement with Services JV. Assumption of a contract would permit the debtor to continue operating under the assumed contract; provided that the debtor (i) immediately cures all existing defaults thereunder or provides adequate assurance that such defaults will be promptly cured, (ii) compensates the non-debtor party for any actual monetary loss incurred as a result of the debtor’s default or provides adequate assurance that such compensation will be forthcoming and (iii) provides the non-debtor party with adequate assurance of future performance under the contract. As a general matter, a bankruptcy court approves a debtor’s assumption of a contract as long as assumption appears to be in the best interest of the debtor's estate, the debtor is able to perform and it is a good business decision to assume the contract. Subject to bankruptcy court approval and satisfaction of the "business judgment" rule, a debtor in chapter 11 may reject an executory contract, and rejection of an executory contract in a chapter 7 case may occur automatically by operation of law. If a debtor rejects an executory contract, the non-debtor party to the contract generally has an unsecured claim against the debtor’s bankruptcy estate for breach of contract damages arising from the rejection. On request of any party to such contract, a bankruptcy court may order the debtor to determine within a specific period of time whether to assume or reject an executory contract.
Further, Caesars Entertainment or any of its subsidiaries, as debtors, or upon its formation, Services JV, as a debtor, may seek bankruptcy court approval to assume material contracts, including among others, the CGP Management Services Agreement or other valuable license agreements under section 365 of the Bankruptcy Code and may also seek to assign such agreement to a third-party. A debtor may also seek to reject such contracts. If Caesars Entertainment or an applicable debtor subsidiary, or upon its formation, Services JV rejects the CGP Management Services Agreement or other license agreements, we may no longer have access to the operational support and management expertise provided by Caesars Entertainment and its subsidiaries, or upon its formation, Services JV, with the result that we may lack sufficient support to manage our operations, and may no longer be able to use certain licensed intellectual property, such as certain trademarks.
In addition, Caesars Entertainment, as a debtor, may attempt to reject the CGP Operating Agreement as an executory contract. This might affect our continued existence, and other corporate governance rights. It may also relieve Caesars Entertainment from performing its obligations under CGP LLC's limited liability company agreement, including honoring its obligations under the liquidation right and call right.
In a bankruptcy of CEOC, CEOC could attempt to transfer licensed trademarks and copyrighted materials licensed to CGP LLC or Services JV to a purchaser and/or seek to reject any related license.
Upon the implementation of Services JV, we will rely on the Cross-License Agreement among us, CEOC, Services JV and others in order to use Caesars Entertainment’s and its subsidiaries’ brand names, such as "Harrah’s," "Bally’s" and "Total Rewards." These brand names have global recognition and attract customers to CGP LLC's properties. We would be adversely affected if the Cross-License Agreement were terminated.
If CEOC were to become a debtor in a case under the Bankruptcy Code, it (or a bankruptcy trustee if one is appointed) could seek to sell its trademarks and copyright assets in a bankruptcy case, free and clear of all interests of third parties such as

CGP LLC or Services JV, or could seek to reject the Cross-License Agreement as an executory contract, in each case, pursuant to the Bankruptcy Code.
Although Section 365(n) of the Bankruptcy Code gives a licensee of intellectual property, such as copyrighted materials, the ability to retain its rights under such license notwithstanding the bankrupt debtor’s rejection of such license, Section 365(n) does not explicitly apply to licensees of trademarks. Because trademarks will be licensed under the Cross-License Agreement, there is a possibility that CEOC will be able to reject the Cross-License Agreement as an executory contract in bankruptcy, even if we try to assert, among other things, that it is not subject to rejection because it is not executory and/or claim protection under Section 365(n). If CEOC (or a bankruptcy trustee if one is appointed) is successful in rejecting the Cross-License Agreement in bankruptcy, we may no longer be able to use the valuable trademarks and other intellectual property licensed to us under the Cross-License Agreement. Such a course of action could have a material, adverse effect on CGP LLC’s business, financial condition, results of operations and prospects and on CGP LLC’s ability to pay outstanding principal of and interest on the Notes.
In addition, there can be no assurance that CEOC (or a bankruptcy trustee if one is appointed) would not attempt to sell the licensed trademarks and copyrighted materials licensed to CGP LLC, or Services JV, as applicable, free and clear of a licensee’s rights under the Bankruptcy Code, which may adversely affect our ability to exploit and use such intellectual property assets. Such a course of action could cause actual results to differ materially and adversely from the projected financial information contained in this offering memorandum and have a material, adverse effect on CGP LCC’s business, financial condition, results of operations and prospects and on CGP LCC’s ability to pay outstanding principal of and interest on the Notes.
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
Deloitte is the independent registered public accounting firm for both Caesars Entertainment and CAC and their audits report on the financial statements of CAC, CGP LLC and Predecessor Growth Partners, included within the annual report on Form 10-K and its exhibits. In April 2013, Deloitte advised Caesars Entertainment that a retired Deloitte partner who was formerly the advisory partner on Deloitte’s audit engagement for Caesars Entertainment during most of 2009 (a period not covered in this filing) is the subject of a formal investigation by the SEC. During 2009, this individual engaged in gaming activities at a Caesars Entertainment casino. Deloitte conducted a review of these gaming activities and this individual’s role as advisory partner and reported to the Audit Committee of Caesars Entertainment its conclusion that the individual’s activities did not at any time impair Deloitte's independence, because, among other considerations, these activities were not inconsistent with the SEC's independence rules and furthermore he had no substantive role in any audit or review concerning Caesars Entertainment. After Caesars Entertainment conducted its own independent review with the assistance of outside counsel, the Caesars Entertainment Audit Committee, in early May 2013, accepted Deloitte's report and concurred with Deloitte's conclusion that Deloitte's independence was and is not impaired.
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

We are dependent on Property Management Agreements with CEOC and its subsidiaries to operate CGP LLC's properties. We will also be dependent upon Services JV to operate CGP LLC's properties after its formation.
Each of CGP LLC's properties is managed by a subsidiary of CEOC. We are dependent upon Caesars Entertainment and these property management companies to provide the services necessary to operate CGP LLC's properties. We do not have any employees, and we do not have a history of operating casinos. Therefore, CGP LLC's properties are dependent on the services provided by CEOC and its subsidiaries, and we cannot operate CGP LLC's properties without these services. If the quality of the services provided by CEOC and its subsidiaries deteriorates, or the terms under which CEOC and its subsidiaries provide services change in a manner that is adverse to us, it could have a material adverse effect on our business, financial condition and operating results. Following the closing, at CGP LLC’s request and subject to receipt of any required regulatory approvals, the Property Management Agreements will be assigned to Services JV, which will thereafter perform the obligations of the Property Managers. To the extent the Property Management Agreements are assigned to Services JV, we will be reliant on it to the same extent we had previously relied on CEOC for such services. Services JV will be newly formed and will not receive the management fees under the Property Management Agreements. Furthermore, Services JV will be dependent upon its members (a subsidiary of CGP LLC, CEOC and CERP) to provide it with the operating funds and capital requirements (the allocation of which shall be based on each member’s ownership interest in Services JV) necessary to provide services under the Property Management Agreements. If any of the members of Services JV fail to provide it with the operating funds necessary to operate Services JV, Services JV may not be able to fully provide the services required by the Property Management Agreements to operate CGP LLC's properties.
In addition, if the Property Management Agreements were to be terminated, or if CEOC or its subsidiaries, and subsequently Services JV, were to suffer significant liquidity or operational difficulties, becoming incapable of providing property management services (or unable to provide such services at agreed upon level) to us or cease operations altogether, we may be unable to continue to operate CGP LLC's properties, which would have a material adverse effect on our business, financial condition and operating results.
Risks Related to Caesars Growth Partners, LLC's Business
CGP LLC may not realize all of the anticipated benefits of current or potential future acquisitions.
On March 1, 2014, we entered into a definitive agreement whereby CGP LLC (or one or more of its designated direct or indirect subsidiaries) agreed to acquire from Caesars Entertainment certain of its properties and related assets as more fully described further in Item 1 - Business of our Annual Report on Form 10-K for the year ending December 31, 2013. On May 5, 2014, we consummated the Acquired Properties Transaction. The consummation of the Contemplated Transaction is subject to certain closing conditions, including the receipt of gaming approvals, accuracy of representations and warranties, compliance with covenants and receipt of third-party consents. In addition, the complete consummation of the Contemplated Transaction by CAC is subject to CAC's receipt of financing on satisfactory terms, and no reverse break-up fee applies. CGP LLC or CAC may be unable to obtain the necessary approvals or otherwise satisfy the conditions required to completely consummate the Contemplated Transaction on a timely basis or at all. The conditions to the complete consummation of the Contemplated Transaction could prevent or delay the completion of the Contemplated Transaction or could result in the Contemplated Transaction being consummated on terms which differ from those described elsewhere in this report. Further, there are incremental risks and uncertainties related to the Amended Agreement and the Contemplated Transaction contemplated thereunder, many of which are outside of our control, including the following:

•	the diversion of our management's attention from our ongoing business concerns:

•
the outcome of any legal proceedings that may be instituted against us and/or others relating to the transactions as described in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013; and

•	the amounts of the costs, fees, expenses and charges related to the Acquired Properties Transaction and completing the Contemplated Transaction, whether or not consummated.
CGP LLC's ability to realize the anticipated benefits of acquisitions, including, but not limited to the Acquired Properties Transaction and the Contemplated Transaction, will depend, in part, on its ability to integrate the businesses of such acquired companies with its business. The combination of two independent companies is a complex, costly and time consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected. The difficulties of combining the operations of two companies include, among others:

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
For instance, CIE has been highly reliant on its acquisition of Playtika and other companies, including Buffalo, to generate revenues. CGP LLC may not realize the expected benefits of future CIE acquisitions, if any, and may not continue to realize the benefits of the Buffalo acquisition, due to one or more of the difficulties listed above or other difficulties associated with the combination of the operations of two or more companies. If CGP LLC is unable to realize in whole or in part the benefits anticipated for any current or future acquisitions, it could have a material adverse effect on its, and therefore CGP LLC's, business, financial condition and operating results.
CGP LLC may require additional capital to support business growth, and this capital might not be available on acceptable terms or at all.
CGP LLC intends to continue to make significant investments to support its business growth and may require additional funds to respond to business challenges, including the need to complete the consummation of the Asset Purchase Transaction, expand into new markets, develop new games and features or enhance CIE’s existing games, improve its operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, CAC and CGP LLC may need to engage in equity or debt financings to secure additional funds. If CAC raises additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing we or CGP LLC secure in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult to obtain additional capital and to pursue business opportunities, including potential acquisitions. CAC and CGP LLC are newly formed entities and may not be able to obtain additional financing on favorable terms, if at all. For instance, the lack of operating history and relationship with Caesars Entertainment may impede CGP LLC's ability to raise debt or equity financing on acceptable terms, if at all, and there can be no assurances that we could pursue a future offering of securities at an appropriate price to raise the necessary financing. If CAC and CGP LLC are unable to obtain adequate financing or financing on terms satisfactory to them when they require it, their ability to continue to support CGP LLC's business growth and to respond to business challenges could be significantly impaired, which could have a material adverse effect on CGP LLC's, business, financial condition and operating results.
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
We may not realize any or all of our projected cost savings, which would have a negative effect on our results of operations.
As part of our business strategy, we have implemented certain cost savings programs and are in the process of identifying opportunities to improve profitability by reducing costs. For example, Caesars Entertainment is currently in the process of reviewing its corporate level expenses and has identified cost savings, a portion of which would directly reduce our expenses. Any cost savings that we realize from such efforts may differ materially from our estimates. In addition, any cost savings that we realize may be offset, in whole or in part, by reductions in revenues, or through increases in other expenses. For example, cutting advertising or marketing expenses may have an unintended negative affect on our revenues. Our cost savings plans are subject to numerous risks and uncertainties that may change at any time. We cannot assure you that cost-savings initiatives will be completed as anticipated or that the benefits we expect will be achieved on a timely basis or at all.
Our historical financial information may not be a reliable indicator of our future results.
The historical financial information we have included in this Form 10-Q has been prepared using assumptions and allocations that we believe are reasonable. However, such historical financial information does not necessarily reflect what our financial position, results of operations and cash flows would have been as a stand-alone entity separate from Caesars Entertainment during the periods presented. In addition, the historical information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future.

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
As of March 31, 2014, CGP LLC holds approximately $1.1 billion in aggregate principal amount of the CEOC Notes with fixed rates of interest. Fixed rate securities are sensitive to fluctuations in market interest rates and if interest rates increase, the fixed rate securities held by CGP LLC will decrease in value. Currently, market interest rates have been at record low rates. Accordingly, an increase in market interest rates from current levels could cause the value of the fixed rate securities to decrease significantly.
CGP LLC and CAC are subject to extensive governmental regulation and taxation policies, the enforcement of which could adversely impact CGP LLC’s business, financial condition and results of operations.
CGP LLC and CAC are subject to extensive gaming regulations and political and regulatory uncertainty. Regulatory authorities in the jurisdictions where CGP LLC operates have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit the gaming or other licenses of CGP LLC's casino properties or developments, impose substantial fines and take other actions, any one of which could adversely impact CGP LLC's business, financial condition and results of operations. In addition, regulatory authorities in one or more jurisdictions may require CGP LLC or CAC to obtain new licenses in connection with the transactions as described in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013 or due to future changes in regulation. For instance, the Missouri Gaming Commission is requiring that CAC obtain certain licenses after the closing of the transactions as described in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013 even though CGP LLC does not operate in Missouri. The failure of CAC to obtain a license from the Missouri Gaming Commission could adversely impact Caesars Entertainment’s gaming license in Missouri. If other jurisdictions require CGP LLC or CAC to obtain new licenses in connection with the transactions as described in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013 or due to future changes in regulation, and CGP LLC or CAC is unable to obtain those licenses, it could adversely impact CGP LLC's business, financial condition and results of operations. Another example, our ability to expand our operations at Harrah’s New Orleans, which could include increasing the number of rooms at the hotel or opening new restaurants at the complex, is subject to regulatory approval, and any such proposal may or may not be approved.
Furthermore, interpretations of laws and local regulations and ordinances on which we rely may change or be made conditional on certain other factors, which could adversely impact our business, financial condition and results of operations. For example, Harrah’s New Orleans is currently subject to a local ordinance in New Orleans related to the minimum number of people who must be employed at Harrah’s New Orleans. If CGP LLC acquires Harrah’s New Orleans, a change in the interpretation of this ordinance or a change in this ordinance could force a reevaluation of staffing at that property in a manner that could adversely affect the financial results of Harrah’s New Orleans.
As a result of CIE holding an online gaming license, its operations and activities are subject to various gaming laws and laws in Nevada. We also expect CIE to be subject to these or similar laws as CIE seeks licenses for online real money gaming in the United States. For example, CIE has obtained a license in Nevada as an "operator of an interactive gaming system" and obtained regulatory approval to launch online poker in Nevada in 2013 in a field trial mode with final approval of the product received on March 20, 2014. In addition, CIE obtained a casino license in New Jersey in November 2013 to operate internet gaming in New Jersey. Among these laws are various "suitability" requirements which could limit CIE's ability to conduct business with certain third parties, make certain acquisitions and otherwise freely conduct its business. The results of such restrictions could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
Furthermore, because we are subject to regulation in each jurisdiction in which we operate, and because regulatory agencies within each jurisdiction review our compliance with gaming laws in other jurisdictions, it is possible that gaming compliance issues in one jurisdiction may lead to reviews and compliance issues in other jurisdictions. For example, recent events in connection with the proposed development of a casino gaming facility by Sterling Suffolk Racecourse, LLC ("Sterling Suffolk"), owner of Suffolk Downs racecourse in East Boston, Massachusetts, have resulted in reviews in several other jurisdictions arising out of a report issued to the Massachusetts Gaming Commission from the Director of the Investigations and Enforcement Bureau for the Massachusetts Gaming Commission (the "Bureau") in October 2013. That report raised certain issues for consideration when evaluating CEC's suitability as a qualifier in Massachusetts and made a recommendation that CEC had not met their burden by clear and convincing evidence to establish their suitability. Although CEC strongly disagrees with the director’s recommendation, CEC withdrew their application as a qualifier in Massachusetts at the request of Sterling Suffolk. Neither CEC nor their affiliates were found unsuitable by any licensing authority, but other gaming regulatory agencies have asked for information about the issues raised in the report from the Bureau, and CEC is in the process of providing that information. We cannot assure you that existing or future jurisdictions would not raise similar questions with respect to our suitability arising out of the Bureau’s report because we are affiliated with Caesars Entertainment, or with respect to matters that may arise in the future, and we cannot assure you that such issues will not adversely affect us or our financial condition.

From time to time, individual jurisdictions have also considered legislation or referendums, such as bans on smoking in casinos and other entertainment and dining facilities, which could adversely impact the operations of CGP LLC's casino properties. For example, Maryland law prohibits smoking at the Horseshoe Baltimore. The likelihood or outcome of similar legislation in such jurisdictions and referendums in the future cannot be predicted, though any smoking ban would be expected to negatively impact CGP LLC's financial performance.
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
Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. For example, a substantial number of the customers of Planet Hollywood use air travel. As a result of terrorist acts, domestic and international travel was severely disrupted, which resulted in a decrease in customer visits to Las Vegas. We cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, security alerts or war, uprisings, or hostilities in places such as Iraq and Afghanistan, or other countries throughout the world, will continue to directly or indirectly impact CGP LLC's business and operating results. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. If any such event were to affect CGP LLC's properties, we would likely be adversely impacted.
Political, economic and military conditions may directly affect CGP LLC's business by impeding its operations or player demand. In particular, a significant portion of the operations and personnel of Playtika, a subsidiary of CIE and the operator of Slotomania, are located in Israel, a country located in a particularly volatile region. CIE also has approximately 270 employees and contractors in Ukraine, a country currently facing political unrest. Any hostilities, or any future armed conflicts, political or economic instability or violence in the Middle East or further disruptions in Ukraine could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
In addition, natural and man-made disasters such as major fires, floods, hurricanes, earthquakes and oil spills, or severe or inclement weather affecting the ability of CGP LLC's properties’ customers to travel can have a negative impact on its results of operations. In most cases, we have insurance that covers portions of any losses from a natural disaster, but it is subject to deductibles and maximum payouts in many cases. Although we may be covered by insurance from a natural disaster, the timing of our receipt of insurance proceeds, if any, is out of our control. In some cases, however, we may receive no proceeds from insurance. Additionally, a natural disaster affecting one or more of CGP LLC's properties may affect the level and cost of insurance coverage we may be able to obtain in the future, which may adversely affect our financial position. As our operations depend in part on our customers’ ability to travel, severe or inclement weather can also have a negative impact on our results of operations.
Any violation of the Foreign Corrupt Practices Act or other similar laws and regulations could have a negative impact on us.
CGP LLC is subject to risks associated with doing business outside of the United States, which exposes CGP LLC to complex foreign and U.S. regulations inherent in engaging in a cross-border business and in each of the countries in which CGP LLC and its businesses transacts business. CGP LLC is subject to requirements imposed by the Foreign Corrupt Practices Act ("FCPA") and other anti-corruption laws that generally prohibit U.S. companies and their affiliates from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Policies and procedures and employee training and compliance programs that CGP LLC has implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law. If the employees, contractors or agents of Caesars Entertainment, Planet Hollywood, Horseshoe Baltimore, the Acquired Properties and CIE fail to comply with applicable laws or company policies governing its international operations, CGP LLC may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that we have violated any anti-corruption laws could have a material adverse effect on CGP LLC's financial condition. Compliance with international and U.S. laws and regulations that apply to CGP LLC's international operations increase CGP LLC's cost of doing business in foreign jurisdictions. CGP LLC and its businesses also deal with significant amounts of cash in its operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws ("AML") or regulations, on which in recent years, governmental authorities have been increasingly focused, with a particular focus on the gaming industry, by any of our resorts could have a negative effect on our results of operations. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. On October 11, 2013, a subsidiary of Caesars Entertainment received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury ("FinCEN"), stating that FinCEN is investigating Desert Palace, Inc. (the owner of Caesars Palace) for alleged violations of the Bank Secrecy Act ("BSA") based on a BSA examination of Caesars Palace previously conducted by the Internal Revenue Service to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Additionally, Caesars Entertainment has been informed that a federal grand jury investigation related to these matters is on-going. While not the subject of these investigations, we intend to cooperate fully with both the FinCEN and grand jury investigations. Based on proceedings to date, we are currently unable to determine the probability of the outcome of these matters, the range of reasonably possible loss, if any or the extent to which the outcome of these matters will impact our businesses.
Compromises of our information systems or unauthorized access to confidential information or our customers’ personal information could materially harm our reputation and business.
We collect and store confidential, personal information relating to our customers for various business purposes, including marketing and financial purposes, and credit card information for processing payments. For example, we handle, collect and store personal information in connection with our customers staying at our hotels and enrolling in the Total Rewards loyalty program. We may share this personal and confidential information with vendors or other third parties in connection with processing of transactions, operating certain aspects of our business or for marketing purposes. Our collection and use of personal data are governed by state and federal privacy laws and regulations as well as the applicable laws and regulations in other countries in which we operate. Privacy law is an area that changes often and varies significantly by jurisdiction. We may incur significant costs in order to ensure compliance with the various applicable privacy requirements. In addition, privacy laws and regulations may limit our ability to market to our customers.
We assess and monitor the security of collection, storage and transmission of customer information on an ongoing basis. We utilize commercially available software and technologies to monitor, assess and secure our network. Further, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, not us. Although we have taken steps designed to safeguard our customers’ confidential personal information, our network and other systems and those of third parties, such as service providers, could be compromised by a third-party breach of our system security or that of a third-party provider or as a result by purposeful or accidental actions of third parties, the employees at CGP LLC's properties or those employees of a third party. Advances in computer and software capabilities and encryption technology, new tools and other developments may increase the risk of such a breach. As a result of any security breach, customer information or other proprietary data may be accessed or transmitted by or to a third party. Despite these measures, there can be no assurance that we are adequately protecting our information.
Any loss, disclosure or misappropriation of, or access to, customers’ or other proprietary information or other breach of our information security could result in legal claims or legal proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, including for failure to protect personal information or for misusing personal information, which could disrupt our operations, damage our reputation and expose us to claims from customers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have an adverse effect on our financial condition, results of operations and cash flow.
Our reliance on our computer systems and software could expose us to great financial harm if any of our computer systems or software were subject to any material disruption or corruption.
We rely significantly on our computer systems and software to receive and properly process internal and external data, including data related to the Total Rewards loyalty program. A disruption or corruption of the proper functioning of our computer systems or software could cause us to lose data or record erroneous data, which could result in material losses. We cannot guarantee that our efforts to maintain competitive computer systems and software will be successful. Our computer systems and software may fail or be subject to bugs or other errors, resulting in service interruptions or other unintended consequences. If any of these risks materialize, they could have a material adverse effect on our business, financial condition and results of operations.
We, or our subsidiaries, may not be able to protect the intellectual property rights we own or may be prevented from using intellectual property necessary for our business.
We rely primarily on trade secret, trademark, domain name, copyright and contract law to protect the intellectual property and proprietary technology we own. It is possible that third parties may copy or otherwise obtain and use our intellectual property or proprietary technology without authorization or otherwise infringe on our rights. For example, while we have a policy of entering into confidentiality, intellectual property invention assignment and/or non-competition and non-solicitation agreements or restrictions with our independent contractors and business partners, such agreements may not provide adequate protection or may be breached, or our proprietary technology may otherwise become available to or be independently developed by our competitors. Third parties have alleged and may in the future allege that we are infringing, misappropriating or otherwise violating their intellectual property rights. Third parties may initiate litigation against us without warning, or may send us letters or other communications that make allegations without initiating litigation. We may elect not to respond to these letters or other communications if we believe they are without merit, or we may attempt to resolve these disputes out of court by negotiating a license, but in either case it is possible that such disputes will ultimately result in litigation. Any such claims could interfere with our ability to use technology or intellectual property that is material to the operation of our business. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties, such as entities that purchase intellectual property assets for the purpose of bringing infringement claims. We also periodically employ individuals who were previously employed by our competitors or potential competitors, and we may therefore be subject to claims that such employees have used or disclosed the alleged trade secrets or other proprietary information of their former employers.
In the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs and the diversion of resources and the attention of management. If unsuccessful, such litigation could result in the loss of important intellectual property rights, require us to pay substantial damages, subject us to injunctions that prevent us from using certain intellectual property, require us to make admissions that affect our reputation in the marketplace and require us to enter into license agreements that may not be available on favorable terms or at all. Finally, even if we prevail in any litigation, the remedy may not be commercially meaningful or fully compensate us for the harm we suffer or the costs we incur. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.
From time to time, we are defendants in various lawsuits or other legal proceedings relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners, Indian tribes and others in the ordinary course of business. As with all legal proceedings, however, no assurance can be provided as to the outcome of these matters and in general, legal proceedings can be expensive and time consuming. We may not be successful in the defense or prosecution of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.
Recently, we, CGP LLC, Caesars Entertainment, CEOC and CERP received the Second Lien Holders’ Letter and Caesars Entertainment and CEOC received the First Lien Holders’ Letter. If an action were brought with respect to any of the claims made in these letters and a court were to find in favor of the claimants, such determination could have a material adverse effect on CGP LLC’s business, financial condition, results of operations and prospects and on the ability of the lenders and noteholders to recover on claims under the senior secured credit facilities and the Notes.
Risks Related to CGP LLC’s Interactive Entertainment Business
One game has historically generated the majority of CIE's revenue, and CIE must continue to launch and enhance games that attract and retain a significant number of players in order to grow its revenue and sustain its competitive position.
Historically, CIE has depended on one game for the majority of its revenue and we expect that this dependency will likely continue for the foreseeable future. Specifically, Slotomania accounted for 56% of CIE's social and mobile online game revenue for the three months ended March 31, 2014 and 52% of CIE's total revenue for the three months ended March 31, 2014. CIE's growth depends on its ability to increase interest in its key established game, Slotomania, by continually enhancing the game. Additionally, CIE must launch new games that achieve significant popularity. Each of CIE's games requires significant engineering, marketing and other resources to develop, launch and sustain via regular upgrades and expansions, and such costs on average have increased and are likely to continue to increase in the future. CIE's ability to successfully launch, sustain and expand games and attract and retain players largely depends on its ability to:

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
Consistent with the social and mobile games business model, only a small portion of CIE’s social and mobile games players pay for virtual goods. During the first quarter of 2014, CIE’s social and mobile games business had approximately 511 thousand average Monthly Unique Payers, or 2.9% of the total number of CIE's average Monthly Unique Users on its social and mobile platforms. In order to sustain and increase CIE's revenue levels, CIE must attract, retain and increase the number of players that are payers. To retain players, CIE must devote significant resources so that the games they play retain their interest and attract them to CIE's other games. If CIE fails to grow or sustain its player base, or if the rates at which CIE attracts and retain players declines or if the average amount of revenue CIE receives from its players declines, it could have a material adverse effect on CIE's, therefore CGP LLC's, business, financial condition and operating results.
The social and mobile games industry is rapidly growing and changing, which makes it difficult to evaluate CIE's business and prospects.
Social and mobile games, from which CGP LLC derived 93.2% of the revenue for the Interactive Entertainment business for the three months ended March 31, 2014, is a rapidly growing and evolving industry. The growth of the industries and the level of demand and market acceptance of CIE's games are subject to a high degree of uncertainty. CIE's future operating results will depend on numerous factors affecting the social and mobile games industry, many of which are beyond CIE's control, including, among others:

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
CIE's business was formed in May 2009, and CIE's business changed significantly with the acquisition of Playtika in 2011. Consequently, CIE has a short operating history and a new business model, both of which make it difficult to effectively assess its future prospects. Today, CIE’s business model is largely based on offering games that are free to play on social and mobile platforms, regulated online real money gaming in the UK, Nevada and New Jersey and its WSOP sponsorship and licensing businesses. However, we expect CIE's business model to evolve as other states legalize online poker or online gambling. Moreover, to date, CIE's social and mobile games business only earns revenue from a small portion of its players. In addition, CIE's experience in the complex business of online real money gaming is limited. CIE's future prospects are particularly difficult to assess because it has derived the majority of its historical revenue from its acquisition of Playtika in 2011. You should consider CIE's business and prospects in light of the challenges it faces, any one, or the combination, of which could have material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
The low barriers to entry and intense competition that characterizes the social and mobile games industry could have an adverse effect on CIE's, and therefore CGP LLC's, business financial condition and results of operations.
The social and mobile games industry has low barriers to entry and we expect more companies to enter the sector and a wider range of social and mobile games to be introduced. The industry is also highly competitive. CIE's competitors that develop social and mobile games vary in size and include publicly traded companies such as Zynga Inc. ("Zynga"), Glu Mobile, International Game Technology ("IGT'), Electronic Arts and Midasplayer.com Limited, operators of King.com, Ltd. ("King"). In addition, online game developers and distributors who are primarily focused on specific international markets, such as Tencent Holdings Limited in Asia, and high-profile companies with significant online presences that to date have not developed social and mobile games, such as Amazon.com, Inc., Apple Inc., Facebook, Google Inc. ("Google"), Microsoft and Yahoo! Inc., may decide to develop social and mobile games in the future. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own highly recognized brands and assets into their games, have a more diversified set of revenue sources than CIE currently does and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact the social and mobile games industry. As CIE continues to devote significant resources to developing games for social and mobile platforms, CIE will face significant competition from established companies that may have far greater experience than CIE, including Zynga and Electronic Arts. Moreover, there exists in the social and mobile games industry a significant "first mover" advantage. CIE's ability to compete effectively in respect to a particular style of game may be premised on introducing a game in that style before CIE's competitors. We cannot assure you that CIE will be able to continue to compete effectively or that CIE will be capable of maintaining or further increasing its current market share. CIE's failure to compete successfully in its various markets could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and results of operations.
If CIE fails to effectively manage its growth, CIE's, and therefore CGP LLC's, business and operating results could be harmed.
CIE continues to experience rapid growth in its headcount and operations, which will continue to place significant demands on its management and operational, financial and technological infrastructure. As of March 31, 2014, approximately 50% of CIE's employees had been with CIE for less than one year and approximately 85% for less than two years. Moreover, a number of the individuals CIE relies on for its operations are consultants, not full-time employees on CIE's payroll. As CIE continues to grow, it must expend significant resources to identify, hire, integrate, develop and motivate a large number of qualified employees. If CIE fails to effectively manage its hiring needs and successfully integrate its new hires, CIE's ability to continue launching new games and enhance existing games could suffer.
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
Facebook, Apple iOS and Android are significant distribution, marketing, promotion and payment platforms for CIE's games. During the first quarter of 2014, CIE generated approximately 96% of its social and mobile games revenue and 91% of its social and mobile games users through the Facebook, Apple iOS and Android platforms and we expect CIE to continue to do so for the foreseeable future. CIE is subject to Facebook's, Apple's and Google's respective standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on the Facebook, Apple iOS and Android platforms.
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
In the last few years, California, Florida, Pennsylvania, New York, Mississippi, Hawaii, Massachusetts, Iowa, Illinois, Washington D.C. and the Federal government have considered legislation that would legalize online real money gaming. To date, only Nevada, Delaware and New Jersey have enacted such legislation. If a large number of additional states or the Federal government fail to enact online real money gaming legislation or CIE is unable to obtain the necessary licenses to operate online real money gaming websites in United States jurisdictions where such games are legalized, CIE's future growth could be materially impaired as CIE would be limited to offering online real money gaming to players in jurisdictions outside the United States where legal. In addition, states or the Federal government may legalize online real money gaming in a manner that is unfavorable to CIE. For example, several states and the Federal government are considering draft laws that require online casinos to also have a license to operate a brick-and-mortar casino, either directly or indirectly through an affiliate. If, like Nevada and New Jersey, U.S. jurisdictions enact legislation legalizing real money casino gaming subject to this brick-and-mortar requirement, CIE may be unable to offer online real money gaming in such jurisdictions if CIE is unable to establish an affiliation with a brick-and-mortar casino in such jurisdiction. If, however, legislation is enacted legalizing real money casino gaming without this requirement, CIE would lose its advantage over some of its potential competitors that do not have an affiliate with a brick-and-mortar casino operation. The loss of this or other similar advantages CIE receives as an affiliate of Caesars Entertainment could materially impair its ability to grow its online real money gaming business in the future.
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
CIE contracts with a small number of third-party partners to develop, launch, maintain and operate its software platforms for online real money gaming, including its relationship with 888 poker software ("888") and Amaya. In addition, CIE enters into license agreements and pays license fees for certain intellectual property rights for the development, launch, maintenance and operation of CIE's real money gaming services. If, in the future, these third parties choose not to provide such services or licenses to CIE on terms acceptable to it, CIE will have to seek alternative means of securing comparable services or licenses, which may be on terms that are not as favorable as the current terms. With respect to CIE's platforms for online real money gaming, the termination of these services or licenses by any of these third parties could delay the launch of CIE's real money online poker operations in the United States if such operations are legalized. For example, if CIE's agreement with 888 related to online gaming services in the United States were to be breached, CIE would not be able to offer online poker in Nevada and/or New Jersey. The occurrence of such events could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
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
Following the closing of the Rights Offering as defined in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013, Caesars Entertainment no longer owns 80% or more of the common stock of CIE, and therefore, under U.S. federal income tax laws, CIE ceased to be a member of Caesars Entertainment’s consolidated group for U.S. federal income tax purposes. The triggering of deferred intercompany gains between CIE and Caesars Entertainment or other members of Caesars Entertainment’s consolidated group resulted in the realization of a gain for Caesars Entertainment with respect to the WSOP assets that CIE acquired from CEOC and its subsidiaries.
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
The gaming industry is characterized by an element of chance. Accordingly, theoretical win rates are employed to estimate what a certain type of game, on average, will win or lose in the long run.  In addition to the element of chance, theoretical win rates are also affected by the spread of table limits and factors that are beyond CGP LLC's control, such as a player’s skill and experience and behavior, the mix of games played, the financial resources of players, the volume of bets placed and the amount of time players spend gambling. As a result of the variability in these factors, the actual win rates at the casino may differ from the theoretical win rates and could result in the winnings of CGP LLC's gaming customers exceeding those anticipated. The variability of these factors, alone or in combination, have the potential to negatively impact our actual win rates, which may adversely affect CGP LLC's business, financial condition, results of operations and cash flows.
Our business is particularly sensitive to energy prices and a rise in energy prices could harm our operating results.
We are a large consumer of electricity and other energy and, therefore, higher energy prices may have an adverse effect on our results of operations. Accordingly, increases in energy costs may have a negative impact on our operating results. Additionally, higher electricity and gasoline prices which affect our customers may result in reduced visitation to our resorts and a reduction in our revenues. We may be indirectly impacted by regulatory requirements aimed at reducing the impacts of climate change directed at up-stream utility providers, as we could experience potentially higher utility, fuel, and transportation costs.
Work stoppages and other labor problems could negatively impact our future profits.
Some of the employees at CGP LLC's properties are represented by labor unions. A lengthy strike or other work stoppage at one of CGP LLC's properties could have an adverse effect on our business and results of operations. From time to time, we have also experienced attempts to unionize certain of our non-union employees, and we cannot provide any assurance that we will not experience additional union activity in the future. There has been significant union activity in a number of jurisdictions in which we operate, including Las Vegas and, if the Contemplated Transaction is consummated, in Louisiana. For example, segments of the workforce at The Quad and Harrah’s New Orleans recently opted to be represented by the Culinary Union. If this activity further affects our workforce, it could negatively impact our profits.
CGP LLC's casino operations extend credit to its customers and may not be able to collect gaming receivables from its credit players.
Planet Hollywood and the properties subject to the Transaction Agreement conduct, and Horseshoe Baltimore is expected to conduct, its gaming activities on a credit basis as well as a cash basis, which credit is unsecured. Table games players typically are extended more credit than slot players, and high stakes players are typically extended more credit than patrons who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular quarter.
Planet Hollywood extends credit to those customers whose level of play and financial resources warrant, in the opinion of Planet Hollywood’s management, an extension of credit. These receivables could have a significant impact on our results of operations if deemed uncollectible.
We cannot assure you that we will be able to retain our performers and other entertainment offerings on acceptable terms or at all.
CGP LLC's properties’ entertainment offerings are only under contract for a limited time. For example, our contract with Britney Spears is set to expire, subject to certain termination rights, in December 2015. We cannot assure you that we will be able to retain our performers or other shows on acceptable terms or at all. In addition, the third parties which we depend on for CGP LLC's properties’ entertainment offerings may become incapable or unwilling to provide their services at the level agreed upon or at all. These and other of our entertainment offerings draw customers to CGP LLC's properties and are a significant source of our revenue.
Furthermore, CGP LLC's properties are managed by subsidiaries of CEOC, which also manage other properties owned by Caesars Entertainment and its other subsidiaries, and our entertainment offerings will be determined by these management companies and not by us. If we are unable to retain our resident performers or engage replacement performers of comparable popularity on acceptable terms, or if the third parties on which we depend to determine and negotiate contracts for CGP LLC's properties’ entertainment offerings were to become incapable or unwilling to provide their services at the level agreed upon or at all, we may suffer a decline in visitors to CGP LLC's properties and a loss of profits. We also rely on other third parties to manage other entertainment offerings at CGP LLC's properties, including certain of the nightclubs, bars and restaurants. For example, the nightclub/poolclub at The Cromwell, which we anticipate will be a significant attraction to that complex, will be managed by a third party. If the manager of the club becomes incapable or unwilling to manage it at the agreed upon levels, the number of guests visiting The Cromwell may decrease, which would have a negative impact on our results of operations at that property.
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
Our business may be adversely impacted by the additional gaming and room capacity in Nevada and Louisiana and by the initiation and growth of online gaming in Nevada, Louisiana and other states. In addition, our operations located in Louisiana may be adversely impacted by the expansion of gaming in Mississippi and the Gulf Coast, and our operations located in Nevada may be adversely impacted by the expansion of gaming in California. In recent years, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, CGP LLC's largest market, and competition has increased significantly. For example, CityCenter, a large development of resorts and residences, opened in December 2009, SLS Las Vegas, a 1,600 room hotel and casino, is expected to open in Fall 2014 on the northern end of the Strip near Circus Circus, and the Genting Group has announced plans to develop a 3,500 room hotel and 175,000 square foot casino called Resorts World Las Vegas, which is expected to open in 2016 on the northern end of the Strip near Circus Circus. Also, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. MGM has announced plans for The Park, which includes a new retail and dining development on the land between New York-New York and Monte Carlo, a renovation of the Strip-front facades of both resorts and a new 20,000 seat indoor arena for sporting events and concerts operated by AEG. Construction of The Park is expected to be complete in 2014, with the arena expected to be complete in 2016. Additionally, SkyVue, a proposed 500-foot observation wheel, has been in construction since 2012. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers, including other arenas, observation wheels and a roller coaster, however, there are no details as to when or if these projects will be complete. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of CGP LLC's competitors have increased competition in many markets in which they operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect CGP LLC's financial performance.
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
Reduction in discretionary consumer spending resulting from the downturn in the national economy over the past few years, the volatility and disruption of the capital and credit markets, adverse changes in the global economy and other factors could negatively impact our financial performance and our ability to access financing.
Changes in discretionary consumer spending or consumer preferences are driven by factors beyond our control, such as perceived or actual general economic conditions; high energy, fuel and other commodity costs; the cost of travel; the potential for bank failures; a soft job market; an actual or perceived decrease in disposable consumer income and wealth; the recent increase in payroll taxes; increases in gaming taxes or fees; fears of recession and changes in consumer confidence in the economy; and terrorist attacks or other global events. Our business is particularly susceptible to any such changes because our casino properties offer a highly discretionary set of entertainment and leisure activities and amenities. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline if discretionary consumer spending declines, including during economic downturns, during which consumers generally earn less disposable income. The economic downturn that began in 2008 and adverse conditions in the local, regional, national and global markets have negatively affected our business and results of operations and may continue to negatively affect our operations in the future. During periods of economic contraction, our revenues may decrease while most of our costs remain fixed and some costs even increase, resulting in decreased earnings. While economic conditions have improved, our revenues may continue to decrease. For example, while the gaming industry has partially recovered from 2008, there are no assurances that the gaming industry will continue to grow as a result of economic downturn or other factors. Any decrease in the gaming industry could adversely affect consumer spending and adversely affect our operations.
Additionally, key determinants of our revenues and operating performance include hotel ADR, number of gaming trips and average spend per trip by our customers. Given that 2007 was the peak year for our financial performance and the gaming industry in the United States in general, we may not attain those financial levels in the near term, or at all. If we fail to increase ADR or any other similar metric in the near term, our revenues may not increase and, as a result, we may not be able to pay down our existing debt, fund our operations, fund planned capital expenditures or achieve expected growth rates, all of which could have a material adverse effect on our business, financial condition, results of operations and cash flow. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Furthermore, other uncertainties, including national and global economic conditions, terrorist attacks or other global events, could adversely affect consumer spending and adversely affect our operations
CGP LLC's Casino Properties and Developments Business may be subject to material environmental liability, including as a result of unknown environmental contamination.
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
Planet Hollywood, Horseshoe Baltimore or the Properties subject to the Transaction Agreement may suffer damage to its property caused by a casualty loss (such as fire, natural disasters and acts of war or terrorism) that could severely disrupt its business or subject it to claims by third parties who are injured or harmed. Although CGP LLC maintains insurance (including property, casualty, terrorism and business interruption insurance), that insurance may be inadequate or unavailable to cover all of the risks to which its business and assets may be exposed. Should an uninsured loss or loss in excess of insured limits occur, it could have a significant adverse impact on CGP LLC’s operations and revenues.
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
The success of third parties adjacent to Planet Hollywood is important to our ability to generate revenue and operate our business and any deterioration to their success could materially adversely affect our revenue and operations.
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
Certain of CGP LLC's properties are dependent on the success of third parties.
Certain of CGP LLC's properties are dependent on the success of third parties adjacent to CGP LLC's properties. These adjacent third-party businesses and amenities stimulate additional traffic through CGP LLC's properties, including the casinos. For example, we do not own the Grand Bazaar, which is currently being constructed directly in front of Bally’s, but we expect we will rely on that complex to increase the number of visitors to Bally’s. We also rely on the efforts of third parties in selling condominiums in the Westgate Resorts, located adjacent to Planet Hollywood. We also expect that the success of the Linq, an open-air dining, entertainment and retail development owned by CEOC that is currently in the final stages of development and located adjacent to The Quad, will have a significant impact on the success of The Quad. The popularity and success of these adjacent businesses and amenities may impact the traffic through CGP LLC's properties. Accordingly, we will be dependent on third parties for increasing visitors to certain of CGP LLC's properties.
Additionally, certain of CGP LLC's properties are dependent on space leased from third parties. To the extent such leases were to terminate or such properties were otherwise no longer available to us, our business and results of operations could be negatively affected.
CGP LLC's properties also depend on the success of third parties that manage businesses within certain of CGP LLC's properties, both for the revenues derived from these businesses and for the increases in visitors to these properties as a result of the businesses. For example, we expect that the success of The Cromwell will depend largely on the success of the nightclub and pool club featured at the complex, which will be managed by a third party. If this third party is not successful and does not drive visitors to the casino or hotel at The Cromwell, our business and results of operations could be negatively affected.
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
CGP LLC indirectly holds approximately 41% interest in the Maryland Joint Venture. While CGP LLC can influence the management of the Maryland Joint Venture through its equity ownership, CGP LLC will rely on the other equity partners for providing certain funding for development of the Maryland Joint Venture and there can be no assurances that the other equity partners will provide sufficient funding, or any funding at all. The failure of other equity partners in the Maryland Joint Venture to provide the appropriate level of funding may result in a material adverse effect on CGP LLC's business, financial condition and operating results.
Continued growth in consumer demand for non-gaming offerings would negatively impact our gaming revenue.
Recent trends have indicated a growing shift in customer demand for non-gaming offerings, as opposed to solely gambling, when visiting Las Vegas. According to LVCVA, approximately 47% of Las Vegas visitors in 2012 indicated that their primary reason to visit was for vacation or pleasure as opposed to solely for gambling as the main attraction, up from 39% of visitors in 2008. For the three months ended March 31, 2014, approximately 42.7% of our gross revenues from Planet Hollywood were from gaming sources. To the extent the demand for non-gaming offerings replaces demand for gambling, our gaming revenues will decrease, which could have an adverse impact on our business and results of operations.
Costs and complexities in the renovation of The Quad could delay its renovation and could be greater than the indemnification provided for by CEOC.
The costs and complexities of the $223 million renovation of The Quad may be greater than we anticipate. It is common with significant renovation projects to experience unexpected costs, problems and delays during construction, development and operational start-up. To the extent such expenses are greater than the indemnification provided by CEOC under the Transaction Agreement, we would be liable for such excess. In addition, Caesars Entertainment and certain of its affiliates have agreed to indemnify CAC, CGP LLC and certain of their affiliates for a failure to open the hotel and casino at The Cromwell by a specified date and for failure to open the restaurant and nightclub/poolclub at The Cromwell by a specified date. In the event that there is a delay in opening the hotel, casino, restaurant or nightclub/poolclub at The Cromwell, there is no guarantee that Caesars Entertainment and CEOC will be able to pay the indemnities required under the Transaction Agreement. Any failure to make such payments and any delays in opening the applicable projects could have an adverse impact on our business and results of operations.
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
Prior to the closing of the Rights Offering as defined in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013, and our listing on the NASDAQ Global Select market ("NASDAQ") on November 19, 2013, there had not been a public market for our Class A common stock. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market or how liquid that market might become. The Sponsors own approximately 66.3% of our common stock and while the shares are eligible for resale, currently such shares are not available for the public market. As a result, our shares may be less liquid than the shares of other newly public companies or other public companies generally and there may be imbalances between supply and demand for our shares. As a result our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. If an active trading market does not develop, you may have difficulty selling any of our common stock that you buy. Consequently, you may not be able to sell our Class A common stock at prices equal to or greater than the price you paid.
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
Hamlet Holdings beneficially owns approximately 66.3% of our Class A common stock. Hamlet Holdings has the power to control our Board. Moreover, Hamlet Holdings has the ability to vote on any transaction that requires the approval of our Board or our stockholders, including the approval of significant corporate transactions such as mergers and the sale of substantially all of our assets. In addition, Hamlet Holdings, the members of which are comprised of three individuals affiliated with Apollo and two individuals affiliated with TPG, as of the date hereof beneficially own approximately 63.8% of Caesars Entertainment’s common stock and controls Caesars Entertainment. As a result, even though an independent committee of the Board of Caesars Entertainment may make decisions with regard to development opportunities for CGP LLC, Hamlet Holdings is in a position to exert a significant influence over both of CAC and Caesars Entertainment and the direction of their business and operations.
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
We are a "controlled company" within the meaning of the NASDAQ rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements.
Hamlet Holdings controls a majority of our voting Class A common stock. As a result, we are a "controlled company" within the meaning of the NASDAQ corporate governance standards. Under the NASDAQ rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including:

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
We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets which could negatively affect our future profits.
We have historically performed our annual impairment assessment of goodwill as of September 30, and finalized the assessment in the following quarter in some years. In 2013, we performed this September 30 assessment and subsequently changed our testing date to October 1. We did not change our methodology with the change in our testing date. We perform this assessment more frequently if impairment indicators exist. We determine the estimated fair value of each reporting unit as a function, or multiple, of EBITDA, combined with estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. Both EBITDA multiples and discounted cash flows are common measures used to value and buy or sell businesses in the casino industry. We determine the estimated fair value of our nonamortizing intangible assets by primarily using the Relief From Royalty Method and Excess Earnings Method under the income approach.
We review the carrying value of our long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. When performing this assessment, we consider current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition, and other economic, legal, and regulatory factors.
We are dependent upon CGP LLC's properties for future cash flows and our continued success depends on our ability to draw customers to CGP LLC's properties. Significant negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business have resulted in significant write-downs and impairment charges during prior years, and, if one or more of such events occurs in the future, additional impairment charges may be required in future periods. If we are required to record additional impairment charges, this could have a material adverse impact on our consolidated financial statements.
Item 2. Unregistered Sales of Equity Securities and use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Federal Investigation
In recent years, governmental authorities have been increasingly focused on AML policies and procedures, with a particular focus on the gaming industry. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. On October 11, 2013, a subsidiary of Caesars Entertainment, Desert Palace, Inc. (the owner of Caesars Palace), received a letter from the FinCEN, stating that FinCEN is investigating Caesars Palace for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Additionally, Caesars Entertainment has been informed that a federal grand jury investigation related to the Company's anti-money laundering practices and procedures is ongoing. Caesars Entertainment is fully cooperating with both the FinCEN and grand jury investigations. Based on proceedings to date, Caesars Entertainment is currently unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Transaction Agreement, dated March 1, 2014, by and among the Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., Caesars License Company, LLC, Harrah’s New Orleans Management Company, Corner Investment Company, LLC, 3535 LV Corp., Parball Corporation, JCC Holding Company II, LLC, Caesars Acquisition Company and Caesars Growth Partners, LLC.	—	8-K	—	2.1	3/3/2014

2.2	First Amendment to Transaction Agreement, dated May 5, 2014, by and among the Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., Caesars License Company, LLC, Harrah’s New Orleans Management Company, Corner Investment Company, LLC, 3535 LV Corp., Parball Corporation, JCC Holding Company II, LLC, Caesars Acquisition Company, Caesars Growth Partners, LLC.	—	8-K	—	2.1	05/06/14

3.1	First Amended and Restated Certificate of Incorporation of Caesars Acquisition Company, dated October 21, 2013.	—	10-Q	9/30/13	3.1	11/20/2013

3.2	Amended and Restated Bylaws of Caesars Acquisition Company, adopted October 21, 2013.	—	10-Q	9/30/13	3.2	11/20/2013

4.1	Form of Subscription Rights Certificate	—	S-1/A	—	4.2	10/4/2013

4.2	Indenture, dated as of April 17, 2014, among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc. and U.S. Bank National Association, as trustee, relating to the 9.375% Second-Priority Senior Secured Notes due 2022.	—	8-K	—	4.1	04/17/14

4.3	Registration Rights Agreement, dated as of April 17, 2014, by and among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc. and Citigroup Global Markets Inc., as representative of the initial purchasers.	—	8-K	—	4.2	04/17/14

†10.1	Caesars Acquisition Company 2014 Performance Incentive Plan	—	8-K	—	10.1	04/16/14

†10.2	Form Nonqualified Option Award Agreement under the Caesars Acquisition Company 2014 Performance Incentive Plan	—	8-K	—	10.2	04/16/14

†10.3	Form Restricted Stock Award Agreement under the Caesars Acquisition Company 2014 Performance Incentive Plan	—	8-K	—	10.3	04/16/14

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
†10.4	Form Restricted Stock Unit Award Agreement under the Caesars Acquisition Company 2014 Performance Incentive Plan	—	8-K	—	10.4	04/16/14

10.5	Escrow Agreement, dated as of April 17, 2014, by and among Caesars Growth Properties Holdings, LLC and Caesars Growth Properties Finance, Inc., U.S. Bank National Association, as escrow agent and securities intermediary, and U.S. Bank National Association, as trustee.	—	8-K	—	10.1	04/17/14

†10.6	Management Agreement, dated May 5, 2014, by and between Cromwell Manager, LLC, Corner Investment Company, LLC, and solely for purposes of Article VII and Sections 16.1.2, 17.5.5, 17.7.3, 17.7.4, 17.7.5, 18.3 and 19.2, Caesars License Company, LLC.	—	8-K	—	10.1	05/06/14

†10.7	Management Agreement, dated May 5, 2014, by and between The Quad Manager, LLC, 3535 LV NewCo, LLC, and solely for purposes of Article VII and Sections 16.1.2, 17.5.5, 17.7.3, 17.7.4, 17.7.5, 18.3 and 19.2, Caesars License Company, LLC.	—	8-K	—	10.2	05/06/14

†10.8	Management Agreement, dated May 5, 2014, by and between Bally’s Las Vegas Manager, LLC, Parball NewCo, LLC, and solely for purposes of Article VII and Sections 16.1.2, 17.5.5, 17.7.3, 17.7.4, 17.7.5, 18.3 and 19.2, Caesars License Company, LLC.	—	8-K	—	10.3	05/06/14

10.9	Credit Agreement, dated May 5, 2014, by and among Caesars Growth Properties Parent, LLC, Caesars Growth Properties Holdings, LLC, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.	—	8-K	—	10.4	05/06/14

10.10	Note Purchase Agreement, dated May 5, 2014, by and among Caesars Entertainment Operating Company, Inc., Caesars Growth Partners, LLC and Caesars Growth Bonds, LLC.	—	8-K	—	10.5	05/06/14

10.11	Credit Agreement, dated November 2, 2012, by and among Caesars Entertainment Corporation, Corner Investment Propco, LLC, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent.	—	8-K	—	10.6	05/06/14

10.12	Escrow Agreement, dated as of May 8, 2014, by and among Caesars Growth Properties Holdings, LLC, U.S. Bank National Association, as escrow agent and securities intermediary, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent.	—	8-K	—	10.1	05/09/14

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.13	First Lien Credit Agreement, dated as of May 8, 2014, among Caesars Growth Properties Parent, LLC, the Borrower, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., UBS Securities LLC, J.P Morgan Securities LLC, Morgan Stanley & Co. LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as Co-Lead Arrangers and Bookrunners.	—	8-K	—	10.2	05/09/14

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2014.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2014	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2014.	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2014.	X

99.1	Consolidated financial information of Caesars Growth Partners, LLC as of March 31, 2014 and December 31, 2013 and for the period from January 1, 2014 through March 31, 2014.	X

*101
The following financial statements from the Company’s Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statement of Operations and Comprehensive Income, (iii) Consolidated Statement of Stockholders’ Equity, (iv) Consolidated Statement of Cash Flows, (v) Notes to Consolidated Financial Statements.
X

*	Furnished herewith.
†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ACQUISITION COMPANY

May 9, 2014	By:	/S/ TROY J. VANKE
Chief Accounting Officer