Form 10-Q
period 2014-06-30
Caesars Acquisition Co
filed 2014-08-14
CIK 1575879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2014
Class A Common Stock, $0.001 par value	135,771,882

CAESARS ACQUISITION COMPANY

Caesars Growth Partners, LLC has proprietary rights to a number of trademarks used in this Quarterly Report on Form 10-Q that are important to its business, including, without limitation, World Series of Poker ("WSOP"), Playtika Ltd. ("Playtika"), Slotomania and Bingo Blitz. In addition, Caesars Entertainment Corporation (our joint venture partner in Caesars Growth Partners, LLC,) and its subsidiaries have proprietary rights to, among others, Caesars, Caesars Entertainment, Caesars Palace, Harrah’s, Total Rewards, Horseshoe, Paris Las Vegas, Flamingo, and Bally's. We have omitted the registered trademark (®) and trademark (™) symbols for such trademarks named in this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
CAESARS ACQUISITION COMPANY
CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except par value and share data)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$—	$—
Receivables, net	12.2	2.5
Prepayments and other current assets	0.4	1.1
Total current assets	12.6	3.6

Equity method investment in Caesars Growth Partners, LLC	1,145.6	1,141.9
Deferred tax assets	—	2.1
Total assets	$1,158.2	$1,147.6

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$1.4
Payables to related party	—	0.1
Accrued expenses	0.2	—
Deferred tax liabilities	0.4	0.4
Total current liabilities	0.6	1.9
Deferred tax liabilities	0.7	—
Total liabilities	1.3	1.9

Commitments and contingencies (Note 6)

Equity
Common stock: $0.001 par value; 300,000,000 Class A shares and 900,000,000 Class B shares authorized; 135,771,882 Class A shares issued and outstanding at June 30, 2014 and December 31, 2013	0.1	0.1
Additional paid-in capital	1,141.7	1,141.1
Retained earnings	15.1	4.5
Total stockholders' equity	1,156.9	1,145.7
Total liabilities and stockholders' equity	$1,158.2	$1,147.6

See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions, except per share data)

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenues	$—	$—
Operating expenses	(8.2)	(14.1)
Income from equity method investment in Caesars Growth Partners, LLC	21.3	30.6
Income before provision for income taxes	13.1	16.5
Provision for income taxes	(4.7)	(5.9)
Net income	8.4	10.6
Other comprehensive income, net of income taxes	—	—
Total comprehensive income	$8.4	$10.6

Earnings per share - basic and diluted	$0.06	$0.08
Weighted average common shares outstanding - basic and diluted	135.8	135.8

See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In millions)

	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at December 31, 2013	$0.1	$1,141.1	$4.5	$1,145.7

Net income	—	—	10.6	10.6
Stock-based compensation	—	0.6	—	0.6

Balance at June 30, 2014	$0.1	$1,141.7	$15.1	$1,156.9

See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In millions)

Six Months Ended June 30, 2014
Cash flows from operating activities
Net income	$10.6
Adjustments to reconcile net income to cash flows provided by operating activities
Income from equity method investment in Caesars Growth Partners, LLC	(30.6)
Distribution from equity method investee Caesars Growth Partners, LLC	26.9
Stock-based compensation	0.6
Change in assets and liabilities:
Deferred income taxes	2.8
Receivables, net	(9.7)
Other current assets	0.7
Accrued expenses	0.2
Accounts payable	(1.4)
Payable to related parties	(0.1)
Cash flows provided by operating activities	—
Cash flows from investing activities	—
Cash flows from financing activities	—
Net change in cash and cash equivalents	—
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$—

See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Description of Business and Summary of Significant Accounting Policies
Description of Business
Organization
Caesars Acquisition Company (the "Company," "CAC," "we," "our" and "us"), a Delaware corporation, was formed on February 25, 2013 to make an equity investment in Caesars Growth Partners, LLC ("CGP LLC"), a joint venture between CAC and subsidiaries of Caesars Entertainment Corporation ("CEC" or "Caesars Entertainment"). CAC directly owns 100% of the voting membership units of CGP LLC, a Delaware limited liability company, and accounts for its ownership in CGP LLC using the hypothetical liquidation at book value ("HLBV") approach to the equity method of accounting (see Note 3 — Equity Method Investment in Caesars Growth Partners, LLC).
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
The results for the interim periods reflect all adjustments (consisting primarily of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations, and cash flows. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the 2014 fiscal year. The accompanying unaudited condensed financial statements are prepared under the rules and regulations of the Securities and Exchange Commission ("SEC") applicable for interim periods and, therefore, do not include all information and footnotes necessary for complete financial statements in conformity with GAAP.
As CAC's only material asset on the Condensed Balance Sheet is its equity method investment in CGP LLC, segment reporting is not applicable. Given the significance of this investment to the financial position and results of operations of CAC, we have elected to include interim selected financial information of CGP LLC as an exhibit to this quarterly report. CAC had no activity from its formation date of February 25, 2013 through October 21, 2013, the date of the completion of the transactions described in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013.
In May 2014, indirect subsidiaries of CGP LLC acquired JCC Holding Company II, LLC and its subsidiaries (collectively known as "Harrah's New Orleans"), 3535 LV Corporation ("The Quad"), Parball Corporation and its subsidiaries (collectively known as "Bally's Las Vegas") and Corner Investment Company, LLC and its subsidiaries, (collectively known as "Cromwell") from Caesars Entertainment Operating Company, Inc. ("CEOC"). Because these acquisitions were accounted for as transactions among entities under common control, the financial information for CGP LLC has been recast to include the financial results for these properties as if those businesses were combined into the CGP LLC reporting entity for all periods presented. Income recognized by CAC from its equity method investment in CGP LLC was not impacted or adjusted as a result of recasting the historical financial information of CGP LLC.
Significant Accounting Policies
Stock-based Compensation
CAC grants stock-based compensation awards in CAC Class A common stock, par value $0.001 per share (the "Common Stock") to certain officers, employees, directors, individual consultants and advisers of the Company and its subsidiaries under the Caesars Acquisition Company 2014 Performance Incentive Plan ("the PIP Plan") which is intended to promote the success of the Company and to increase stockholder value by providing an additional means, through the grant of awards, to attract, motivate, retain and reward employees and other eligible persons. The PIP Plan provides for the plan to be administered by the Human Resources Committee of the Board of Directors of Caesars Acquisition Company (the "Committee"). CAC has granted restricted stock units ("RSUs") to certain of its employees. The RSUs are classified as equity-classified instruments and are therefore measured at their fair value at their date of grant. A description of the components of the PIP Plan is provided in Note 8 — Stock-Based Compensation.
Note 2 — Recently Issued Accounting Pronouncements
Caesars Acquisition Company has assessed recently issued guidance and has determined there are no recently issued accounting pronouncements that will have a material impact on their results of operations, cash flows or statement of position.

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

2.
Second, to the non-voting units held by Caesars Entertainment and/or its subsidiaries until Caesars Entertainment catches up (on a per unit basis) to its respective amount distributed in provision (1) (including the 10.5% per annum return on investment);

3.	Finally, to all unit holders on a pro-rata basis.
Our earnings during the six months ended June 30, 2014, were equal to our preferred return of 10.5% of capital invested by CGP LLC.
Our investee, CGP LLC, had the following financial results, recast for the May 2014 acquisitions, as of or for the periods indicated (see CGP LLC unaudited financial information in Exhibit 99.1):

(In millions)	Six Months Ended June 30, 2014
Statement of Operations
Revenues
Interactive Entertainment	$268.8
Casino Properties and Developments	586.1
Net revenues	854.9
Operating expenses
Interactive Entertainment - Direct	76.3
Casino Properties and Developments - Direct	272.9
Property, general, administrative and other	322.4
Write-downs, reserves, and project opening costs, net of recoveries	22.0
Management fees payable to related parties	11.6
Depreciation and amortization	61.0
Impairment of goodwill and intangible assets	15.5
Change in fair value of contingently issuable non-voting membership units	48.5
Change in fair value of contingent consideration	32.6
Total operating expenses	862.8
Loss from operations	(7.9)
Interest expense, net of interest capitalized	(79.6)
Interest income	1.0
Interest income - related party	100.1
Loss on extinguishment of debt	(23.8)
Loss before benefit from income taxes	(10.2)
Benefit from income taxes	6.1
Net loss	(4.1)
Net loss attributable to non-controlling interests	9.4
Net income attributable to Caesars Growth Partners, LLC	$5.3

Balance Sheet Data	June 30, 2014	December 31, 2013
Current assets	$1,078.4	$1,206.6
Long-term assets	4,108.6	4,240.2
Current liabilities	443.2	333.6
Long-term liabilities	2,781.2	1,648.2
Redeemable non-controlling interests	3.1	3.9
Non-redeemable non-controlling interests	44.2	44.8
Note 4 — Stockholders’ Equity and Earnings per Share
Stockholders' Equity
Common Stock
As of both June 30, 2014 and December 31, 2013, CAC had issued a total of 135,771,882 shares of Class A Common Stock and no shares of Class B common stock.
Call Right
Pursuant to the certificate of incorporation of CAC and the CGP Operating Agreement, after October 21, 2016, Caesars Entertainment and/or its subsidiaries will have the right, which it may assign to any of its affiliates or to any transferee of all non-voting units of CGP LLC held by subsidiaries of Caesars Entertainment, to acquire all or a portion of the voting units of CGP LLC (or, at the election of CAC, shares of CAC’s Class A Common Stock) not otherwise owned by Caesars Entertainment and/or its subsidiaries at such time. The purchase consideration may be, at Caesars Entertainment’s option, cash or shares of Caesars Entertainment’s common stock valued at market value, net of customary market discount and expenses, provided that the cash portion will not exceed 50% of the total consideration in any exercise of the call right. The purchase price will be the greater of (i) the fair market value of the voting units of CGP LLC (or shares of CAC’s Class A Common Stock) at such time based on an independent appraisal or (ii) the initial capital contribution in respect of such units plus a minimum 10.5% per annum return on such capital contribution, subject to a maximum return on such capital contribution of 25% per annum, taking into account prior distributions with respect to such units.
Accumulated Other Comprehensive Income
For the six months ended June 30, 2014, there were no amounts reclassified out of Accumulated other comprehensive income.
Earnings per Share ("EPS")
Basic EPS is calculated by dividing income, net of income taxes, by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans using the treasury stock method.
The following table summarizes the computations of Basic EPS and Diluted EPS (in millions, except per share data):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Net income	$8.4	$10.6

Shares used to compute EPS:
Weighted average common stock outstanding - basic	135.8	135.8
Dilutive potential common shares	—	*
Weighted average common stock outstanding - diluted	135.8	135.8

Net income per share:
Basic	$0.06	$0.08
Diluted	$0.06	$0.08
_________________________________
*Rounds to zero and does not change weighted average common stock outstanding diluted total
There was an immaterial amount of anti-dilutive shares excluded from the computation of diluted income per share for the three months ended June 30, 2014 and no anti-dilutive shares excluded for the six months ended June 30, 2014.

Note 5 — Income Taxes
Total income taxes were allocated as follows:

(In millions)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Income tax impact on income before taxes	$4.7	$5.9
We classify reserves for tax uncertainties within Accrued expenses in our Condensed Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions and potential interest or penalties associated with those liabilities.
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
The effective tax rate for the three and six months ended June 30, 2014 was 35.9% and 35.8%, respectively, which differ from the federal tax rate of 35% primarily due to state taxes.
We file income tax returns with federal and state jurisdictions. The 2013 tax year is open for examination for CAC's federal and state jurisdictions.
Note 6 — Litigation and Other Matters
From time to time, CAC, Predecessor Growth Partners (as defined in the combined condensed financial statements of Predecessor Growth Partners contained within this quarterly report), or CGP LLC may be subject to legal proceedings and claims in the ordinary course of business.
Baltimore, Maryland Property Development
Multiple lawsuits have been filed against CBAC Gaming, LLC and CBAC Borrower, LLC, which is wholly-owned by CBAC Gaming, LLC (collectively, "CBAC"), the joint venture developing the Horseshoe Baltimore project of which CGP LLC is the majority member, the City of Baltimore, the Maryland Department of the Environment ("MDE"), and other parties in relation to the proposed location and the development of Horseshoe Baltimore casino in Maryland ("Horseshoe Baltimore"). These cases allege violations of various environmental laws, violations of zoning laws and public nuisance, among other claims. Although CAC, Predecessor Growth Partners, and CGP LLC believe that they have adequate defenses to these claims, an adverse judgment could result in additional costs, delays in construction, or injunctions.
In November 2012, the MDE granted approval of CBAC's amended response action plan ("RAP") under MDE's Voluntary Cleanup Program in connection with the redevelopment of the proposed location for the Horseshoe Baltimore. On February 20, 2013, a group of local residents working with the non-profit Inner Harbor Stewardship Foundation (the "Foundation") filed a complaint in the Maryland Circuit Court challenging the legality of the MDE's approval of the amended RAP. In the case, known as Ruth Sherrill, et al. v. State of Maryland Department of the Environment, et al., the Plaintiffs claimed that the amended RAP was approved without complying with the public notice and participation requirements of Maryland law. The plaintiffs sought additional public notice and participation, and to obtain an injunction on, among other things, any construction activities at the site pending the resolution of the case and later amended their complaint to add a claim of public nuisance. On March 14, 2013, the court denied the plaintiffs' motion for a Temporary Restraining Order and Preliminary Injunction ("TRO"). The plaintiffs' appeal of the TRO ruling was dismissed. CBAC filed a motion to dismiss the plaintiffs' amended complaint and a hearing was held on the motion on June 14, 2013. The amended complaint was dismissed on November 6, 2013. The plaintiffs filed a notice of appeal on December 6, 2013 and oral arguments are scheduled for September 2014.
The plaintiffs also filed a citizen suit on September 19, 2013, under and alleging violations of 42 U.S.C. §§ 6972(a)(1)(A) and (a)(1)(B) of the Resource Conservation and Recovery Act against CBAC, the City of Baltimore, and the Maryland Chemical Company, the former owner and operator of the site. The defendants filed motions to dismiss on October 15, 2013 for lack of subject matter jurisdiction and failure to state a claim to which plaintiffs responded on November 1, 2013. On July 16, 2014, the court granted the defendant’s respective motions to dismiss without prejudice. To date, no notice of appeal of the dismissal has been filed or taken.
The decision of the Board of Municipal Zoning Appeals to grant variances for the site for Horseshoe Baltimore was appealed by separate parties on the basis of alleged procedural irregularities. The appeals were dismissed for lack of standing on October 11, 2013 and no appeal of that decision was timely filed.

On August 1, 2013, ten individuals claiming to represent a class of similarly situated individuals filed a complaint in the US District Court for the Northern District of Maryland against MDE, the City of Baltimore, the US Environmental Protection Agency, CBAC, Whiting-Turner Contracting Company, and Urban Green Environmental, LLC. The 11 count complaint alleged that the RAP for the proposed location of Horseshoe Baltimore is inadequate and approved without appropriate public participation. Plaintiffs seek declaratory and injunctive relief, compensatory and punitive damages, and claim violations of civil rights laws and the Clean Water Act, civil conspiracy, and a variety of torts. The plaintiffs also sought a temporary restraining order, which the District Court denied on August 9, 2013. Plaintiffs amended their complaint on November 15, 2013 and again on December 26, 2013, adding 44 new plaintiffs and naming MDE, the Secretary of MDE, the City of Baltimore, the Mayor of the City of Baltimore, the Baltimore Development Corporation, and CBAC as defendants. The defendants filed motions to dismiss on January 27, 2014 and plaintiffs filed their oppositions on February 28, 2014. On May 16, 2014, the court dismissed this matter without prejudice. To date, no notice of appeal of the dismissal has been filed or taken.
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
Bondholder Communications
On March 21, 2014, CAC, CGP LLC, Caesars Entertainment, Caesars Entertainment Operating Company, Inc. ("CEOC") and Caesars Entertainment Resort Properties, LLC ("CERP") received a letter (the "Second Lien Holders’ Letter") from a law firm acting on behalf of unnamed clients who claim to hold Second-Priority Secured Notes of CEOC, alleging, among other things, that CEOC is insolvent and that CEOC’s owners improperly transferred or seek to transfer valuable assets of CEOC to affiliated entities in connection with: (a) the transaction agreement dated October 21, 2013 by and among Caesars Entertainment, certain subsidiaries of Caesars Entertainment and CEOC, CAC and CGP LLC, which, among other things, provide for the asset transfers from subsidiaries of CEOC to CGP LLC of the Planet Hollywood Resort & Casino and interests in Horseshoe Baltimore that was consummated in 2013 (the "2013 CGP Transaction"); (b) the transfer by CEOC to CERP of Octavius Tower and Caesars LINQ LLC ("The LINQ") that was consummated in 2013; (c) the then contemplated transfers by CEOC to indirect subsidiaries of CGP LLC of Cromwell, The Quad, and Bally’s Las Vegas (together, the "Acquired Properties Transaction"); and (d) the transfer of Harrah’s New Orleans (the "Harrah's Transaction"). The Second Lien Holders’ Letter does not identify the holders or specify the amount of Second-Priority Secured Notes or other securities that they may hold. The Second Lien Holders’ Letter includes allegations that these transactions constitute or will constitute voidable fraudulent transfers and represent breaches of alleged fiduciary duties owed to CEOC creditors and that certain disclosures concerning the transactions were inadequate. The Second Lien Holders’ Letter demands, among other things, that the transactions be rescinded or terminated, as would be applicable. CAC, CGP LLC, Caesars Entertainment, CEOC and CERP strongly believe there is no merit to the Second Lien Holders’ Letter’s allegations and will defend themselves vigorously and seek appropriate relief now that an action has been brought, as discussed in Note 10 — Recent Developments and Subsequent Events.
On April 3, 2014, a letter was sent to the boards of directors of Caesars Entertainment and CEOC (the "First Lien Holders’ Letter") by a law firm claiming to act on behalf of unnamed parties who assert that they are lenders under CEOC’s credit agreement and/or holders of CEOC’s first-priority senior secured notes (collectively, the "First Lien Group"), alleging, among other things, that Caesars Entertainment and CEOC improperly transferred or seek to transfer assets of Caesars Entertainment and CEOC to affiliated entities in connection with: (a) the transaction agreement dated October 21, 2013 by and among Caesars Entertainment, certain subsidiaries of Caesars Entertainment and CEOC, CAC and CGP LLC, which, among other things, provides for the contributions by Caesars Entertainment and its subsidiaries to CGP LLC of Caesars Interactive Entertainment, Inc. ("CIE" or "Caesars Interactive") and $1.1 billion face amount of CEOC’s unsecured notes in exchange for non-voting interests of CGP LLC, and the asset transfers from subsidiaries of CEOC to CGP LLC of the Planet Hollywood Resort & Casino and interests in Horseshoe Baltimore that was consummated in 2013; (b) the transfer by CEOC to CERP of Octavius Tower and Project LINQ that was consummated in 2013; (c) the then-contemplated Acquired Properties Transaction consummated in 2014; and (d) the then-contemplated Harrah's Transaction and (e) formation of Caesars Entertainment Services, LLC ("CES") among CEOC, CERP and the Company to provide certain centralized services, including but not limited to common management of enterprise-wide intellectual property (the "Contested Transactions"). The First Lien Holders’ Letter asserts that the consideration received by Caesars Entertainment and CEOC in the Contested Transactions is inadequate, that Caesars Entertainment and CEOC were insolvent when the transactions were approved. The First Lien Holders’ Letter claims that the First Lien Group consists of institutions that collectively hold in excess of $1.85 billion of CEOC’s first lien debt and that holders of an additional $880.0 million of CEOC’s first lien debt endorse and support the First Lien Holders’ Letter. The First Lien Holders’ Letter demands, among other things, that the Contested Transactions be rescinded or terminated, as would be applicable, and requests a meeting with representatives of Caesars Entertainment and other parties to discuss these matters. Caesars Entertainment strongly believes there is no merit to the First Lien Holders’ Letter’s allegations and will defend itself vigorously and seek appropriate relief should any action be brought.

See Item 1A. Risk Factors—Risks Related to Caesars Growth Partners, LLC's Business—We are or may become involved in legal proceedings that if adversely adjudicated or settled, could impact our financial condition.
Note 7 — Supplemental Cash Flow Information
Significant non-cash transactions during the six months ended June 30, 2014 include $30.6 million in income from our equity method investment in CGP LLC (see Note 3 — Equity Method Investment in Caesars Growth Partners, LLC).
There was no interest expense incurred or cash paid for interest during the period presented.
CAC's expenses incurred in the normal course of business are expected to be paid by CGP LLC on behalf of CAC in accordance with the CGP LLC Operating Agreement. During the six months ended June 30, 2014, CGP LLC paid $26.9 million in tax and general expenses on behalf of CAC which were accounted for as a distribution from CGP LLC to CAC.
Note 8 — Stock-Based Compensation
On April 9, 2014, the Board of Directors (the "Board") of the Company approved the PIP Plan, subject to approval of the PIP Plan by the Company’s stockholders. The PIP Plan was approved by the Company's shareholders on May 8, 2014. The Committee will administer the PIP Plan. Under the PIP Plan, the Company is authorized to grant stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, cash awards, rights to purchase or acquire shares or similar securities in the form of or with a value related to our Common Stock, to officers, employees, directors, individual consultants and advisers of the Company and its subsidiaries. The PIP Plan will terminate ten years after approval by the Board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares of our Common Stock that may be delivered pursuant to awards under the PIP Plan is 3,000,000.
Restricted Stock Units
On May 8, 2014, certain eligible individuals were granted RSUs in accordance with the PIP Plan, which are subject to five-month, three-and-one-half, or four-year vesting periods. RSUs subject to a five-month vesting period vest on October 9, 2014. RSUs subject to a three-and-one-half year vesting period vest 25% on October 21 in each year 2014, 2015, 2016 and 2017. RSUs subject to a four year vesting period vest 25% on April 9 in each year 2015, 2016, 2017 and 2018. The awards are considered equity-based awards, and will be recognized as a component of Additional paid-in capital in the Condensed Balance Sheets.
The following is a summary of CAC’s RSU activity for the period January 1, 2014 through June 30, 2014:

	Shares	Fair Value
Outstanding at January 1, 2014	—	$—
Granted (RSUs)	628,802	$13.50
Canceled (RSUs)	—	$—
Outstanding at June 30, 2014	628,802	$13.50
As of June 30, 2014, there was approximately $7.8 million of total unrecognized compensation cost related to RSUs granted under the PIP Plan, which is expected to be recognized over a weighted average remaining period of 3.3 years using the straight-line method.
For the period May 8, 2014 through June 30, 2014, total compensation expense that was recorded in earnings for RSUs granted under the PIP Plan was $0.6 million. This expense is included in Operating expenses in the Condensed Statements of Comprehensive Income.
Note 9 — Related Party Transactions
Management Services Agreement with CEOC
In October 2013, CAC entered into the CGP Management Services Agreement with CEOC and CGP LLC pursuant to which CEOC and its subsidiaries provide certain services. The agreement, among other things:

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
We recognized expenses of $1.0 million and $1.5 million during the three and six months ended June 30, 2014, respectively, related to the services provided in connection with CGP Management Services Agreement.
Share-based Payments to non-employees of CAC or CGP LLC
On April 9, 2014, the Board approved the CAC Equity-Based Compensation Plan for officers, employees, directors, individual consultants and advisers of the Company and its subsidiaries (the "Equity Plan"). CEC will administer the Equity Plan. Under the Equity Plan, CEC is authorized to grant stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, cash awards, rights to purchase or acquire shares or similar securities in the form of or with a value related to our Common Stock to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries. The Equity Plan will terminate ten years after approval by the Board. Subject to adjustments in connection with certain changes in capitalization, the maximum value of the shares of our Common Stock that may be delivered pursuant to awards under the Equity Plan is $25.0 million.
On May 8, 2014, CEC granted awards to officers, employees, directors, individual consultants and advisers of the CEC and its subsidiaries in accordance with the Equity Plan to reward and provide incentive for services provided in their capacity, promote the success of CGP LLC, and more closely align the interests of such individuals with those of the stockholders of the Company. Awards under this plan vest one-third on each of October 21, 2014, 2015 and 2016. Expense associated with the vesting of such awards is recorded as management fee expense by CGP LLC, totaling $2.7 million for the three months ended June 30, 2014. Upon issuance of shares pursuant to this plan, such shares will be contributed to CGP LLC by CAC as additional investment into that entity, at which time CGP LLC will settle its management fee obligation with CEC and its subsidiaries through a distribution of such shares to CEC. Also upon issuance of shares pursuant to this plan, CGP LLC will issue an equivalent number of voting units in CGP LLC and distribute those units to CAC. As CAC will receive voting units in CGP LLC in exchange for the shares of CAC issued pursuant to this plan, there is no expected dilutive impact to CAC's EPS (see Note 4 — Stockholders’ Equity and Earnings per Share).
Note 10 — Recent Developments and Subsequent Events
Because significant recent developments and subsequent events related to our equity method investee could be impactful to our financial performance, we have elected to include disclosure of such items herein.
Formation of Caesars Enterprise Services, LLC
On May 20, 2014, CEC, CEOC, CERP, and Caesars Growth Properties Holdings, LLC, a subsidiary of CGP LLC ("CGPH") (together with CERP and CEOC, the "Members" and each a "Member") entered into a services joint venture, Caesars Enterprise Services, LLC ("CES"). Upon regulatory approval, CES will manage certain Enterprise Assets (as defined hereafter) and the other assets it will own, license or control, and employ the corresponding employees and other employees who will provide services to CEOC, CERP and CGPH, their affiliates and their respective properties and systems under each property’s corresponding property management agreement, subject to required regulatory approvals. Corporate expenses that are not allocated to properties will be allocated to CEOC, CERP, and CGPH by CES according to their allocation percentages (initially 70.0%, 24.6%, and 5.4%, respectively), subject to annual review. Operating expenses will be allocated to each Member with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements.
Omnibus License and Enterprise Services Agreement
On May 20, 2014, the Members entered into an Omnibus License and Enterprise Services Agreement (the "Omnibus Agreement"), which will grant licenses to the Members and certain of their affiliates in connection with the formation of CES upon implementation of the Services joint venture described above and receipt of regulatory approvals. Initial contributions by the Members will include cash contributions by CERP and CGPH of $42.5 million and $22.5 million, respectively. CEOC will transition certain CEOC executives and employees to CES and the services of such employees will be available as part of CES’s provision of services to the Members and certain of their affiliates that own properties that require CES services under the Omnibus Agreement.
Upon approval, under the Omnibus Agreement, CEOC, Caesars License Company, LLC ("CLC"), Caesars World, Inc. ("CWI") and subsidiaries of CEOC that are the owners of the CEOC properties will grant CES a non-exclusive, irrevocable, worldwide, royalty-free license in and to all intellectual property owned or used by such licensors, including all intellectual property (a) currently used, or contemplated to be used, in connection with the properties owned by the Members and their respective affiliates, including any and all intellectual property related to the Total Rewards® program, and (b) necessary for the provision of services contemplated by the Omnibus Agreement and by the applicable management agreement for any such property collectively, the "Enterprise Assets"). CEOC, CLC and CWI also will grant CES licenses to certain other intellectual property, including intellectual property that is specific to properties controlled by CEOC or its subsidiaries.
CES will grant to the properties owned or controlled by the Members and their respective affiliates non-exclusive licenses to the Enterprise Assets, and with respect to the Harrah’s New Orleans and Bally’s Las Vegas managed facilities, an exclusive (subject to geographic restrictions) license in and to the "Harrah’s" and "Bally’s" names. CES will also grant to CEOC, CLC, CWI and the properties owned or controlled by the Members, licenses to any intellectual property that CES develops or acquires that is not derivative of the intellectual property licensed to it. CES will also grant to CEOC, CLC and CWI a non-exclusive license to intellectual property specific to the properties controlled by CGPH, CERP and their subsidiaries for any uses consistent with the uses made by CEOC, CLC and CWI with respect to such intellectual property prior to the date of the Omnibus Agreement.
Proposed Development of Woodbury Casino, LLC
On June 30, 2014, CGP submitted its application to the New York State Gaming Facility Location Board for a gaming license to develop Caesars New York, an $880.0 million casino resort in Woodbury, NY. The property will be managed by Caesars Entertainment and its affiliates. The proposed resort will include approximately 300 hotel rooms, suites and villas, 2,560 slot machines, 190 table games and 50 poker tables. Caesars New York will also include entertainment space, suited for business meetings, celebrations, entertainment and WSOP circuit events. In addition, the resort will feature various food and beverage options that are similar to those at existing CGP LLC properties.
Caesars Interactive Entertainment, Inc. Liquidity Plan
On July 30, 2014, the Committee approved the repurchase of approximately $13.2 million in shares underlying stock options and owned shares. The offer to purchase shares/vested options of CIE is expected to close in August 2014.
Purchase of Bonds by CEOC
On May 5, 2014 CGP LLC entered into a note purchase agreement to sell certain bonds held by a subsidiary of CGP LLC. On July 29, 2014, CGP LLC received $451.9 million of consideration (including accrued and unpaid interest) in connection with the CEOC notes purchase transaction.
Dividend Distribution
On August 6, 2014, CGP LLC effectuated a distribution of 100% of the Senior Notes as a dividend to its members, pro rata based upon each member’s ownership percentage in CGP LLC (the “Notes Distribution”). CAC, as a member of CGP LLC and the holder of 42.4% of the economic interests in CGP LLC, received in connection with the Notes Distribution $137,457,000 in aggregate principal amount of the 6.50% Senior Notes and $151,443,000 in aggregate principal amount of the 5.75% Senior Notes.
First and Second Lien note Holder Litigation
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the “Notes”), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit in the Court of Chancery in the State of Delaware against CAC, CGP LLC, CEC, CEOC, CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (i) an award of money damages; (ii) to void certain transfers, the earliest of which dates back to 2010; (iii) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (iv) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (v) to impose a constructive trust or equitable lien on the transferred assets; and (vi) an award to plaintiffs for their attorneys’ fees and costs. CAC believes this lawsuit is without merit and will defend itself vigorously.
On August 5, 2014, CEC along with CEOC filed a lawsuit in the Supreme Court of the State of New York, County of New York, against certain institutional first and second lien note holders. The complaint states that such institutional first and second lien note holders have acted against the best interests of CEOC and other creditors, including for the purpose of inflating the value of their credit default swap positions or improving other unique securities positions. The complaint asserts claims for tortious interference with prospective economic advantage, declaratory judgment and breach of contract and seeks, among other things, (i) money damages (ii) a declaration that no default or event of default has occurred or is occurring and CEC and CEOC have not breached their fiduciary duties or engaged in fraudulent transfers or other violation of law, and (iii) a preliminary and permanent injunction prohibiting the defendants from taking further actions to damage CEC or CEOC.

COMBINED CONDENSED FINANCIAL STATEMENTS OF PREDECESSOR GROWTH PARTNERS
(UNAUDITED)
EXPLANATORY NOTE
Upon the completion of the transactions described in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013, Caesars Acquisition Company's ("CAC") sole material asset is its interest in Caesars Growth Partners, LLC ("CGP LLC") which is accounted for using the equity method of accounting. The assets and entities that were acquired by or contributed to CGP LLC in connection with those transactions, as well as the Acquired Properties as defined in Note 1 — Description of Business and Summary of Significant Accounting Policies (collectively referred to as "Predecessor Growth Partners" for periods presented prior to October 21, 2013) are considered to be the predecessor to CAC. Therefore, we have included the unaudited combined condensed financial statements of Predecessor Growth Partners in this quarterly report on Form 10-Q as if those businesses and assets were combined into one reporting entity for the periods presented.
These unaudited combined condensed financial statements of Predecessor Growth Partners have been prepared on a stand-alone basis and, as these transactions have been accounted for as transactions between entities under common control, have been derived from the historical accounting records and consolidated financial statements of Caesars Entertainment Corporation ("CEC" or "Caesars Entertainment").

PREDECESSOR GROWTH PARTNERS
COMBINED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions)

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Revenues
Interactive Entertainment
Social and mobile games	$70.7	$137.3
WSOP and online real money gaming	3.3	4.8
	74.0	142.1
Casino Properties and Developments
Casino	161.1	337.2
Food and beverage	49.6	102.3
Rooms	64.3	124.0
Other	23.3	44.4
Less: casino promo allowances	(39.4)	(80.5)
	258.9	527.4
Net revenues	332.9	669.5

Operating expenses
Interactive Entertainment
Platform fees	22.0	43.1
Casino Properties and Developments - Direct
Casino	80.1	170.4
Food and beverage	21.9	45.0
Rooms	17.6	34.4
Property, general, administrative and other	107.8	204.4
Write-downs, reserves, and project opening costs, net of recoveries	6.4	11.0
Management fees payable to related parties	4.4	8.9
Depreciation and amortization	24.6	49.2
Change in fair value of contingent consideration	(3.5)	48.9
Total operating expenses	281.3	615.3
Income from operations	51.6	54.2
Interest expense, net of interest capitalized	(17.1)	(34.6)
Interest income - related party	42.5	83.1
Loss on extinguishment of debt	(0.2)	(0.2)
Other income, net	0.2	0.5
Income before income taxes	77.0	103.0
Provision for income taxes	(24.3)	(33.6)
Net income	52.7	69.4
Net (income)/loss attributable to non-controlling interests	(0.6)	1.2
Net income attributable to Predecessor Growth Partners	$52.1	$70.6

See accompanying Notes to Combined Condensed Financial Statements.

PREDECESSOR GROWTH PARTNERS
COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME/ (LOSS)
(UNAUDITED)
(In millions)

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Net income	$52.7	$69.4
Other comprehensive (loss)/income, net of income taxes:
Unrealized (loss)/income on investments in notes from related party	(54.5)	5.4
Total other comprehensive (loss)/income	(54.5)	5.4
Comprehensive (loss)/income	(1.8)	74.8
Less: net (income)/loss attributable to non-controlling interests	(0.6)	1.2
Comprehensive (loss)/income attributable to Predecessor Growth Partners	$(2.4)	$76.0

See accompanying Notes to Combined Condensed Financial Statements.

PREDECESSOR GROWTH PARTNERS
COMBINED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In millions)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Equity
Balance at January 1, 2013	$2,339.8	$102.7	$116.0	$14.9	$2,573.4
Net income/(loss)	—	70.6	—	(1.1)	69.5
Issuance of Caesars Interactive common stock	0.6	—	—	—	0.6
Purchase of Caesars Interactive common stock	(2.7)	—	—	—	(2.7)
Stock-based compensation	(0.6)	—	—	—	(0.6)
Capital contributions	38.0	—	—	31.8	69.8
Unrealized gain on investments in notes from related party, net of tax	—	—	5.4	—	5.4
Transactions with parent and affiliates, net	(60.0)	—	—	—	(60.0)
Balance at June 30, 2013	$2,315.1	$173.3	$121.4	$45.6	$2,655.4

See accompanying Notes to Combined Condensed Financial Statements.

PREDECESSOR GROWTH PARTNERS
COMBINED CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In millions)

Six Months Ended June 30, 2013
Cash flows from operating activities
Net income	$69.4
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	49.2
Amortization of debt discount and deferred finance charges	11.8
Loss on early extinguishments of debt	0.2
Loss on disposal of assets	0.3
Change in fair value of contingent consideration	48.9
Accretion of discount on investments in notes from related party	(49.2)
Paid-in-kind interest	(0.2)
Stock-based compensation expense	10.5
Net change in deferred income taxes	(6.1)
Net change in long-term accounts	(0.3)
Net change in working capital accounts	(11.3)
Transfers to parents	(15.4)
Other non-cash items	(0.3)
Cash flows provided by operating activities	107.5
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	(81.7)
Acquisitions of intangible assets	(1.7)
Purchase of short-term investments	(5.0)
Sale of short-term investments	7.5
Payments to acquire business, net of cash acquired	(3.0)
Increase in restricted cash	(38.9)
Decrease in restricted cash	37.8
Cash flows used in investing activities	(85.0)
Cash flows from financing activities
Issuance of Caesars Interactive common stock and warrant	0.6
Purchase of Caesars Interactive management shares	(2.7)
Payments on long-term debt to related party	(7.0)
Distributions to parents	(44.6)
Repayments under lending agreements	(3.5)
Capital contributions	73.3
Cash flows provided by financing activities	16.1
Net increase in cash and cash equivalents	38.6
Cash and cash equivalents, beginning of period	205.2
Cash and cash equivalents, end of period	$243.8

See accompanying Notes to Combined Condensed Financial Statements.

PREDECESSOR GROWTH PARTNERS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Description of Business and Summary of Significant Accounting Policies
Basis of Presentation
The unaudited combined condensed financial statements of Predecessor Growth Partners have been prepared on a stand-alone basis and, as the assets and entities that were acquired by or contributed to CGP LLC in connection with the transactions described in Item 1 - Business of our Annual Report on Form 10-K and the Acquired Properties as defined below, have been accounted for as transactions between entities under common control, include financial information derived from the historical accounting records and consolidated financial statements of Caesars Entertainment.
The financial information herein includes the financial results for these properties as if those businesses were combined into the Predecessor Growth Partners reporting entity for all periods presented. Therefore, the financial information presented provides comparable results for all periods presented.
The results for the interim periods reflect all adjustments (consisting primarily of normal recurring adjustments) that management considers necessary for a fair presentation of the combined results of operations and cash flows. The accompanying unaudited combined condensed financial statements are prepared under the rules and regulations of the Securities and Exchange Commission ("SEC") applicable for interim periods and, therefore, do not include all information and footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States ("GAAP").
Immaterial corrections were recorded for the periods presented which impacted Predecessor Growth Partners' financial results for the six months ended June 30, 2013. The Combined Condensed Statements of Operations reflect decreased Net revenues of $0.5 million, decreased Total operating expenses of $1.2 million, increased Provision for income taxes of $0.4 million and increased Net loss attributable to non-controlling interests by $0.1 million resulting in an increase of $0.4 million in Net income attributable to Predecessor Growth Partners. The impact to the Combined Condensed Statement of Cash Flows was a decrease in Cash flows provided by operating activities of $0.1 million, an increase in Cash flows used in investing activities of $0.9 million and an increase in Cash flows provided by financing activities of $1.0 million. Predecessor Growth Partners believes these corrections are not material to the previously issued interim combined condensed financial statements.
The combined condensed financial statements of Predecessor Growth Partners include all revenues, costs, assets and liabilities directly attributable to Predecessor Growth Partners. The accompanying combined condensed financial statements also include allocations of certain Caesars Entertainment general corporate expenses. These allocations of general corporate expenses may not reflect the expense Predecessor Growth Partners would have incurred if Predecessor Growth Partners were a stand-alone company nor are they necessarily indicative of Predecessor Growth Partners' future costs. Management believes the assumptions and methodologies used in the allocation of general corporate expenses from Caesars Entertainment are reasonable. Given the nature of these costs, it is not practicable for Predecessor Growth Partners to estimate what these costs would have been on a stand-alone basis.
Transactions between Caesars Entertainment and Predecessor Growth Partners have been identified in the unaudited combined condensed historical financial statements and the notes thereto as transactions between related parties (see Note 15 — Related Party Transactions).
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
Description of Business
CAC was formed on February 25, 2013 to make an equity investment in CGP LLC, a joint venture between CAC and subsidiaries of CEC. On October 21, 2013, in connection with the execution of a series of transactions, CGP LLC purchased or acquired from Caesars Entertainment and its subsidiaries: (a) the equity interests of PHWLV, LLC ("PHWLV"), which holds Planet Hollywood Resort and Casino ("Planet Hollywood") and a 50% interest in the management fee revenues of PHW Manager, LLC, which manages Planet Hollywood, (b) Caesars Baltimore Investment Company, LLC, the entity that indirectly holds interests in the joint venture owner (the "Maryland Joint Venture") of the Horseshoe Baltimore Casino ("Horseshoe Baltimore") in Maryland, a licensed casino development project expected to open in the third quarter of 2014 and a 50% interest in the management fee revenues of Caesars Baltimore Management Company LLC, which holds an agreement to manage the Horseshoe Baltimore, (c) all of the shares of Caesars Interactive Entertainment, Inc.'s ("Caesars Interactive" or "CIE") outstanding common stock held by a subsidiary of Caesars Entertainment, and (d) approximately $1.1 billion in aggregate principal amount of senior notes.
On May 5, 2014, CGP LLC contributed the equity interests of PHWLV to Caesars Growth Properties Holdings, LLC (the "Borrower" or "CGPH"), a subsidiary of CGP LLC. JCC Holding Company II, LLC and its subsidiaries (collectively known as "Harrah's New Orleans"), 3535 LV Corporation ("The Quad"), Parball Corporation and its subsidiaries (collectively known as "Bally's Las Vegas") and Corner Investment Company, LLC and its subsidiaries, (collectively known as "Cromwell") were direct wholly-owned subsidiaries of Caesars Entertainment Operating Company, Inc. ("CEOC"), which is a direct wholly-owned subsidiary of CEC. On May 5, 2014, CGPH through one or more subsidiaries acquired (i) Cromwell, The Quad, and Bally’s Las Vegas, (ii) 50% of the ongoing management fees and any termination fees payable under property management agreements entered into between an affiliate of CEOC acting as property manager and the CGPH subsidiary which owns each of these respective properties, and (iii) certain intellectual property that is specific to each of these properties. On May 20, 2014, CGPH through one or more subsidiaries acquired (i) Harrah’s New Orleans, (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreement entered into between an affiliate of CEOC acting as property manager and the CGPH subsidiary which owns Harrah’s New Orleans, and (iii) certain intellectual property that is specific to the Harrah’s New Orleans ("Second Closing").
The acquisitions of Harrah's New Orleans, The Quad, Bally's Las Vegas and Cromwell and the contribution of Planet Hollywood to CGPH are herein referred to as the "Acquired Properties." Because these acquisitions were accounted for as transactions among entities under common control, the financial information for CGP LLC and Predecessor Growth Partners has been recast to include the financial results for these properties as if those businesses were combined into the CGP LLC and Predecessor Growth Partners reporting entities for all periods presented.
Predecessor Growth Partners has two reportable segments: (1) Interactive Entertainment and (2) Casino Properties and Developments. Predecessor Growth Partners’ Interactive Entertainment segment consists of CIE, which is comprised of three distinct, but complementary businesses that reinforce, cross-promote and build upon each other: social and mobile games, the World Series of Poker ("WSOP") and regulated online real money gaming. Predecessor Growth Partners’ Casino Properties and Developments segment consists of the Acquired Properties, and CGP LLC’s interest in the Maryland Joint Venture.
Interactive Entertainment
In May 2009, Caesars Interactive was formed by Caesars Entertainment. As of June 30, 2013, CEC indirectly owned approximately 119,047 shares of Caesars Interactive's common stock, representing approximately 89.2% of the then-outstanding shares of Caesars Interactive. The remainder of the outstanding common stock of Caesars Interactive is owned by Rock Gaming LLC ("Rock") and members of the Caesars Interactive current and former management team.
Caesars Interactive is a social and mobile games and online real money gaming provider which owns the WSOP brand. As part of its online strategy, CIE looks to grow its base of social and mobile games through development of additional games and acquisitions of new game studios. As new markets in the United States ("US") regulate online gaming, CIE will look to offer real money gaming in those jurisdictions. In addition, CIE licenses live WSOP tournaments in both the US and international locations.
Casino Properties and Developments
Harrah's New Orleans owns and operates an entertainment facility located in downtown New Orleans, Louisiana, composed of one casino, a hotel, multiple restaurants, and retail outlets. Planet Hollywood, The Quad, Bally's Las Vegas and Cromwell each own and operate casino and hotel entertainment facilities located on Las Vegas Boulevard, in Las Vegas, Nevada.
In July 2012, a consortium led by Caesars Entertainment was awarded the license to operate a casino in downtown Baltimore. In October 2012, Caesars Entertainment entered into definitive agreements with its partners to form a joint venture to build the Horseshoe Baltimore which is in the final stages of construction and is expected to open in the third quarter of 2014.
Note 2 — Recently Issued Accounting Pronouncements
Predecessor Growth Partners has assessed recently issued guidance and has determined there are no recently issued accounting pronouncements that will have a material impact on their results of operations or cash flows.

Note 3 — Development and Acquisition Activity
Horseshoe Baltimore Capital Call
Pursuant to the Maryland Joint Venture definitive agreements, capital calls were made to all members in April 2013 and June 2013 for an aggregate amount of $73.3 million to fund the ongoing development activities and capitalization requirements for financing of the joint venture. In accordance with ownership interests in the Maryland Joint Venture, Predecessor Growth Partner's portion of the capital contribution amounted to an aggregate total of approximately $38.0 million, which was paid by Caesars Entertainment and appears as a capital contribution within Additional paid-in capital on the Combined Condensed Statement of Equity.
World Series of Poker Acquisition
In May 2013, CIE acquired the WSOP social and mobile game assets and intellectual property from Electronic Arts, Inc. Assets acquired and liabilities assumed in this transaction were not material to Predecessor Growth Partners' financial statements.
Note 4 — Write-downs, Reserves, and Project Opening Costs, Net of Recoveries
Write-downs, reserves, and project opening costs, net of recoveries include project opening costs, remediation costs, costs associated with efficiency projects, project write-offs, demolition costs, and other non-routine transactions, net of recoveries of previously recorded non-routine reserves. The components of Write-downs, reserves, and project opening costs, net of recoveries are as follows:

(In millions)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Remediation costs	$2.9	$5.0
Project opening costs	1.8	2.6
Efficiency projects	1.6	1.6
Divestitures and abandonments(1)	(0.2)	1.5
Other	0.3	0.3
	$6.4	$11.0
___________________________________________
(1)Divestitures and abandonments are primarily comprised of demolition costs related to projects in development.
Note 5 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as Casino promotional allowances.
The estimated retail value of such Casino promotional allowances is included in Net revenues as follows:

(In millions)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Food and beverage	$19.3	$40.5
Rooms	17.8	35.7
Other, net of reimbursable management costs	2.3	4.3
	$39.4	$80.5
The estimated cost of providing such promotional allowances is included in Operating expenses as follows:

(In millions)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Food and beverage	$11.9	$23.8
Rooms	6.1	12.6
Other	1.1	2.0
	$19.1	$38.4

Note 6 — Property, General, Administrative and Other
Property, general, administrative and other expense consisted of the following:

(In millions)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Payroll costs	$23.0	$47.1
Advertising	15.6	26.6
Corporate allocations	14.8	30.8
Research and development	9.0	17.3
Stock-based compensation	7.9	10.5
Rental expense	6.1	12.2
Utilities	6.5	11.6
License, franchise tax and other	5.9	12.6
Other	19.0	35.7
Total property, general, administrative and other	$107.8	$204.4
Note 7 — Depreciation and Amortization
Depreciation expense for property and equipment is reflected in Depreciation and amortization in the Combined Condensed Statements of Operations. For the three and six months ended June 30, 2013, the aggregate depreciation expense was $15.4 million and $30.7 million, respectively.
The aggregate amortization expense for those intangible assets that are amortized is reflected in Depreciation and amortization in the Combined Condensed Statements of Operations. For the three and six months ended June 30, 2013 there was $8.7 million and $17.5 million, respectively, of amortization expense recorded related to intangible assets and $0.5 million and $1.0 million for the three and six months ended June 30, 2013 related to other items.
No impairment charges were recorded for goodwill and other non-amortizing intangible assets for the three and six months ended June 30, 2013.
Note 8 — Income Taxes
Income taxes were allocated as follows:

(In millions)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Income tax provision on income before income taxes	$(24.3)	$(33.6)
Accumulated other comprehensive income	(29.4)	2.9
The effective tax rate for the three and six months ended June 30, 2013 was 31.6% and 32.6%, respectively. The primary cause for the difference from the federal statutory rate of 35% is due to tax benefits from foreign earnings taxed at lower rates partially offset by an increase in the federal valuation allowance and tax cost of nondeductible stock based compensation and lobbying costs.
Predecessor Growth Partners had no uncertain tax positions as of June 30, 2013. The tax years that remain open for examination for the Predecessor Growth Partners' major jurisdictions are 2010 through 2012 for the US and Canada and 2011 and 2012 for Israel.
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
Prior to the formation of CGP LLC, cash received as interest on investments in notes from related party was transferred back to Caesars Entertainment. Such transfers were recorded as equity transactions, net of associated tax, and included as a component of Additional paid-in capital. Predecessor Growth Partners treated these net distributions to Caesars Entertainment as financing transactions in its statement of cash flows.
Non-controlling interest
The following is a summary of Predecessor Growth Partners' net income/(loss) attributable to non-controlling interests for the three and six months ended June 30, 2013:

(In millions)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Net loss attributable to redeemable non-controlling interests	$(0.1)	$(0.1)
Net income/(loss) attributable to non-controlling interests	0.7	(1.1)
As presented on the Combined Condensed Statements of Operations
Net income/(loss) attributable to non-controlling interests	$0.6	$(1.2)
As of June 30, 2013, STRON-MD Limited Partnership held 4.8% of the Maryland Joint Venture. Their non-controlling interest contains an embedded put feature that may cause Predecessor Growth Partners, at any time, to purchase all of STRON-MD Limited Partnership’s interest in Maryland Joint Venture either at cost prior to the commencement of the planned casino’s operations, or at fair market value after the commencement of operations. For accounting purposes, their ownership interest is presented as redeemable non-controlling interest presented outside of permanent equity.
The changes in the carrying amount of Redeemable non-controlling interests were as follows (in millions):

Balance as of January 1, 2013	$1.3
Net loss attributable to redeemable non-controlling interests	(0.1)
Capital contribution to Horseshoe Baltimore	3.5
Balance as of June 30, 2013	$4.7
Accumulated other comprehensive income
Accumulated other comprehensive income consists of unrealized gains and losses on investments in notes from related party, net of taxes. For the three and six months ended June 30, 2013, there were no amounts reclassified out of Accumulated other comprehensive income.
Note 10 — Litigation, Contractual Commitments and Contingent Liabilities
Litigation
From time to time, CAC, Predecessor Growth Partners, or CGP LLC may be subject to legal proceedings and claims in the ordinary course of business.
Baltimore, Maryland Property Development
Multiple lawsuits have been filed against CBAC Gaming, LLC and CBAC Borrower, LLC, which is wholly-owned by CBAC Gaming, LLC (collectively, "CBAC"), the joint venture developing the Horseshoe Baltimore project of which CGP LLC is the majority member, the City of Baltimore, the Maryland Department of the Environment ("MDE"), and other parties in relation to the proposed location and the development of Horseshoe Baltimore. These cases allege violations of various environmental laws, violations of zoning laws and public nuisance, among other claims. Although CAC, Predecessor Growth Partners, and CGP LLC believe that they have adequate defenses to these claims, an adverse judgment could result in additional costs, delays in construction, or injunctions.
In November 2012, the MDE granted approval of CBAC's amended response action plan ("RAP") under MDE's Voluntary Cleanup Program in connection with the redevelopment of the proposed location for the Horseshoe Baltimore. On February 20, 2013, a group of local residents working with the non-profit Inner Harbor Stewardship Foundation (the "Foundation") filed a complaint in the Maryland Circuit Court challenging the legality of the MDE's approval of the amended RAP. In the case, known as Ruth Sherrill, et al. v. State of Maryland Department of the Environment, et al., the Plaintiffs claimed that the amended RAP was approved without complying with the public notice and participation requirements of Maryland law. The plaintiffs sought additional public notice and participation, and to obtain an injunction on, among other things, any construction activities at the site pending the resolution of the case and later amended their complaint to add a claim of public nuisance. On March 14, 2013, the court denied the plaintiffs' motion for a Temporary Restraining Order and Preliminary Injunction ("TRO"). The plaintiffs' appeal of the TRO ruling was dismissed. CBAC filed a motion to dismiss the plaintiffs' amended complaint and a hearing was held on the motion on June 14, 2013. The amended complaint was dismissed on

November 6, 2013. The plaintiffs filed a notice of appeal on December 6, 2013 and oral arguments are scheduled for September 2014.
The plaintiffs also filed a citizen suit on September 19, 2013, under and alleging violations of 42 U.S.C. §§ 6972(a)(1)(A) and (a)(1)(B) of the Resource Conservation and Recovery Act against CBAC, the City of Baltimore, and the Maryland Chemical Company, the former owner and operator of the site. The defendants filed motions to dismiss on October 15, 2013 for lack of subject matter jurisdiction and failure to state a claim to which plaintiffs responded on November 1, 2013. On July 16, 2014, the court granted the defendant’s respective motions to dismiss without prejudice. To date, no notice of appeal of the dismissal has been filed or taken.
The decision of the Board of Municipal Zoning Appeals to grant variances for the site for Horseshoe Baltimore was appealed by separate parties on the basis of alleged procedural irregularities. The appeals were dismissed for lack of standing on October 11, 2013 and no appeal of that decision was timely filed.
On August 1, 2013, ten individuals claiming to represent a class of similarly situated individuals filed a complaint in the US District Court for the Northern District of Maryland against MDE, the City of Baltimore, the US Environmental Protection Agency, CBAC, Whiting-Turner Contracting Company, and Urban Green Environmental, LLC. The 11 count complaint alleged that the RAP for the proposed location of Horseshoe Baltimore is inadequate and approved without appropriate public participation. Plaintiffs seek declaratory and injunctive relief, compensatory and punitive damages, and claim violations of civil rights laws and the Clean Water Act, civil conspiracy, and a variety of torts. The plaintiffs also sought a temporary restraining order, which the District Court denied on August 9, 2013. Plaintiffs amended their complaint on November 15, 2013 and again on December 26, 2013, adding 44 new plaintiffs and naming MDE, the Secretary of MDE, the City of Baltimore, the Mayor of the City of Baltimore, the Baltimore Development Corporation, and CBAC as defendants. The defendants filed motions to dismiss on January 27, 2014 and plaintiffs filed their oppositions on February 28, 2014. On May 16, 2014, the court dismissed this matter without prejudice. To date, no notice of appeal of the dismissal has been filed or taken.
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
Harrah's New Orleans Operating Agreement
Harrah’s New Orleans operates under a casino operating contract with the Rivergate Development Corporation, as amended and restated on various occasions. The term of the amended casino operating contract expired in July 2014 and automatically renewed for 10 years. As amended, the contract requires Harrah’s New Orleans to make minimum annual payments to the Louisiana Gaming Control Board equal to the greater of 21.5% of gross gaming revenues from Harrah’s New Orleans in the applicable casino operating contract fiscal year or $60.0 million for each annual period beginning after April 1, 2002. In addition, Harrah’s New Orleans is required to pay an override on gross gaming revenues equal to (i) 1.5% of gross gaming revenues between $500.0 million and $700.0 million; (ii) 3.5% for gross gaming revenues between $700.0 million and $800.0 million; (iii) 5.5% for gross gaming revenues between $800.0 million and $900.0 million; and (iv) 7.5% for gross gaming revenues in excess of $900.0 million.
Nevada Sales and Use Tax
The Supreme Court of Nevada decided in early 2008 that food purchased for subsequent use in the provision of complimentary and/or employee meals are exempt from use tax. Previously, such purchases were subject to use tax and CEC had claimed, but not recognized into earnings, a use tax refund as a result of the 2008 decision. In early 2009, the Nevada Department of Taxation ("Department”) audited CEC's refund claim, but had taken the position that those same purchases were now subject to sales tax; therefore, they subsequently issued a sales tax assessment after application of CEC's refund on use tax.
On October 21, 2010, the administrative law judge ("ALJ") issued a decision and ruled in CEC's favor on a number of key issues, including that complimentary employee meals are not subject to sales tax. Although both CEC and the Department filed an appeal of the decision with the Nevada Tax Commission ("Commission"), the case was returned to the ALJ for further factual development. The ALJ issued a second decision on March 8, 2012, reversing the previous, partially favorable ruling relating to the taxability of complimentary employee meals and affirmed the taxability of complimentary meals but limited the entire sales tax assessment to the amount of the CEC's use tax refund claims resulting in no use tax refund awarded but no sales tax amounts due. The ALJ decision was affirmed in the Commission hearing on June 25, 2012 and the Commission's final decision was issued on July 31, 2012. CEC filed a petition for judicial review with the District Court on August 7, 2012. On March 1, 2013, the District Court judge ruled that employee meals are not subject to sales tax but affirmed the application of sales tax to complimentary patron meals. Additionally, the judge ordered a refund of the portion of CEC's use tax refund claims filed prior to October 1, 2005 without any offsetting sales tax assessments relating to complimentary patron meals for those periods. CEC appealed the District Court decision to the Nevada Supreme Court.

Subsequent to a written Commission decision issued in February 2012 for another gaming company, the Department issued draft regulations requiring the collection of sales tax on the retail value of complimentary meals and the cost of employee meals. On June 6, 2012, the Department issued additional guidance regarding the payment of sales tax on complimentary and employee meals, maintaining that meals are taxable as of February 15, 2012 but that the payment of the tax is due, without penalty or interest, at the earlier of (a) one month after approval of the regulation by the Legislative Commission, (b) one month after a Nevada Supreme Court decision, (c) the effective date of any legislation or (d) June 30, 2013. The Department stated that it provided this additional guidance regarding the deferral of payment requirements because the Legislative Commission did not yet have the opportunity to approve the regulation and because there were several ongoing appeals that had not been heard by the Commission and the Nevada Supreme Court.
On May 31, 2013, CEC entered into a settlement agreement with the Department wherein CEC agreed to forgo their pending use tax refund claims, the Department agreed to abate the sales tax assessment and both parties stipulated to the dismissal of their respective cases. Additionally, during the 2013 Nevada legislative session, the legislature enacted legislation providing that the provision of complimentary meals to employees and patrons are excluded from the definition of the term "sale" for purposes of determining sales tax. As a result, Predecessor Growth Partners has reversed $2.2 million in sales tax reserves originally accrued against a loss in this matter. This credit is included in Property, general, administrative and other in the accompanying Combined Condensed Statements of Operations.
Planet Hollywood Self-Insurance
Planet Hollywood was self-insured to certain limits for costs associated with general liability, workers’ compensation, and employee health coverage through June 2013. See Note 15 — Related Party Transactions for additional information.
Planet Hollywood Participation and Servicing Agreement
In 2009, the predecessor of Planet Hollywood entered into an agreement to purchase a participation interest in certain mortgaged properties. Under the terms of this agreement, Planet Hollywood is required to pay the counterparty $5.6 million at the earlier of October 5, 2015, or on March 31 subsequent to the first year that such mortgaged property generate a positive net cash flow in excess of a pre-determined minimum amount. The mortgaged properties have not and were not expected to generate a positive net cash flow in excess of this pre-determined minimum amount within the next calendar year.
Contingent Consideration
Acquisition of Buffalo Studios LLC
In December 2012, Caesars Interactive purchased substantially all of the assets of Buffalo Studios LLC ("Buffalo Studios"). Aggregate consideration was $50.8 million, including CIE’s preliminary estimate of $5.6 million in contingent consideration. During the six months ended June 30, 2013, CIE recorded a fair value adjustment of $48.9 million related to contingent consideration for this acquisition.
Uncertainties
Since 2009, Harrah’s New Orleans has undergone audits by state and local departments of revenue related to sales taxes on hotel rooms, parking and entertainment complementaries. The periods that have been or are currently being audited are 2004 through 2013. In connection with these audits, certain periods have been paid under protest or are currently in various stages of litigation.
Note 11 — Leases
Predecessor Growth Partners leases both real estate and equipment used in its operations and classifies those leases as either operating or capital leases for accounting purposes. As of June 30, 2013, Predecessor Growth Partners had no material capital leases and the remaining lives of its operating leases ranged from one to 84 years with various automatic extensions.
Rental expense associated with operating leases is charged to expense in the year incurred. Rental expense for operating leases and other month-to-month cancellable leases are included in operating expenses in the Combined Condensed Statements of Operations and amounted to $7.0 million and $14.3 million, respectively, for the three and six months ended June 30, 2013.
See Note 15 — Related Party Transactions for additional discussion on Predecessor Growth Partners' related party leases.

Note 12 — Supplemental Cash Flow Information
Changes in Working Capital Accounts
The Net increase in cash and cash equivalents due to the changes in working capital accounts were as follows:

(In millions)	Six Months Ended June 30, 2013
Receivables	$(6.5)
Prepayments and other current assets	2.0
Accounts payable	4.5
Payable to related parties	9.4
Accrued expenses	(16.1)
Foreign tax payable	(4.6)
Net change in working capital accounts	$(11.3)

Significant Non-cash Transactions
Significant non-cash transactions during the six months ended June 30, 2013 include a change in non-cash accruals for capital expenditures of $8.5 million. There were no capital expenditures funded by capital lease and financing obligations during that period. In addition, Predecessor Growth Partners recorded non-cash charges to interest expense as shown in the Cash Paid for Interest table below. There were no cash payments or refunds related to income taxes during the periods presented herein.
Cash Paid for Interest
The following table reconciles Interest expense, net of interest capitalized, per the Combined Condensed Statements of Operations, to cash paid for interest:

(In millions)	Six Months Ended June 30, 2013
Interest expense, net of interest capitalized	$34.6
Adjustments to reconcile to cash paid for interest:
Net amortization of debt discounts	(11.5)
Equitized intercompany loan interest	(4.8)
Amortization of deferred finance charges	(0.3)
Capitalized interest	2.3
Cash paid for interest	$20.3

Cash payments for income taxes, net	$9.2
Note 13 — Stock-Based Compensation
Caesars Entertainment grants stock-based compensation awards in Caesars Entertainment common stock to certain employees that work for the management companies of Predecessor Growth Partners' casino properties under the Caesars 2012 Performance Incentive Plan. See Equity Incentive Awards in Note 15 — Related Party Transactions.
Caesars Interactive grants stock-based compensation awards in Caesars Interactive common stock to certain of its employees and service providers in accordance with the Caesars Interactive Entertainment, Inc. Amended and Restated Management Equity Incentive Plan (the "Plan") which is intended to promote the interests of Caesars Interactive and its shareholders by providing key employees, directors, service providers and consultants with an incentive to encourage their continued employment or service and improve the growth and profitability of Caesars Interactive.
The following is a description of the components of these programs under the Plan:
Stock Options and Warrants
Time-based stock options have been granted to certain Caesars Interactive employees and non-employees, and time-based warrants have been granted to certain non-employees. Historically, both the options and warrants were generally subject to a five-year vesting period; vesting 20% per year on each anniversary of its effective date, until 100% of the options or warrants are fully vested and exercisable. Vesting is subject to the participant’s continued employment or service for non-employees, through the applicable vesting date.

Certain Caesars Interactive employees have been granted Caesars Interactive stock options, and one service provider has been granted a warrant to purchase common stock of Caesars Entertainment, with vesting conditions associated with the legalization and implementation of online gaming in the US. These stock options and warrants vest based on conditions other than market, performance or service conditions and therefore have been recorded as liability-classified instruments and are remeasured at their estimated fair value at each reporting date for accounting purposes. Predecessor Growth Partners is recognizing the stock-based compensation expense associated with these awards over the 10-year contractual life of each of the awards.
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
The following is a summary of Caesars Interactive's stock option and warrant activity for the six months ended June 30, 2013:

	Shares	Weighted Average Exercise Price	Fair Value (1)	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2013	12,916	$1,999.71	$386.18	7.2
Granted (employee time-based stock options)	690	$5,865.00	$2,583.29
Exercised (employee time-based stock options)	(365)	$1,586.50	$82.12
Canceled (employee time-based stock options)	(1,150)	$2,189.16	$545.73
Outstanding at June 30, 2013	12,091	$2,262.64	$505.57	6.8
Vested and expected to vest at June 30, 2013	10,730	$2,202.17	$498.45	6.8
Exercisable at June 30, 2013	7,103	$1,614.05	$117.57	6.1
_____________________
(1) Represents the weighted average grant date fair value per option, using a Monte Carlo model.
When information is available, Caesars Interactive uses historical stock option and warrant holder behavioral data to estimate the option or warrant exercise and termination rates used in the option-pricing model. As CIE does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, it was calculated through the Monte Carlo model assuming that the options and warrants will be disposed of either post-vesting but prior to a liquidity event, at the date of a liquidity event or after a liquidity event. Expected volatility was based on the historical volatility of the common stock of CIE’s competitor peer group for a period approximating the expected life. Caesars Interactive has no current intention to pay dividends on its common stock. The risk-free interest rate within the expected term was based on the US Treasury yield curve in effect at the time of grant. Valuation assumptions for Caesars Interactive’s stock options and warrants for the six months ended June 30, 2013 are presented below:

Expected range of volatility	52.85 - 61.26%
Expected dividend yield	—%
Expected range of term (in years)	3.60 - 6.84
Risk-free interest rate range	0.55 - 1.89%
For the three and six months ended June 30, 2013 the compensation cost that has been charged against earnings for stock options and warrants was approximately $1.7 million and $3.5 million, respectively, which was included in Property, general, administrative and other in the Combined Condensed Statements of Operations.
Restricted Shares and Restricted Stock Units
One current key employee of a subsidiary of Caesars Interactive has been granted restricted shares, which vest on the third anniversary of grant as long as the employee remains employed through this anniversary date. For the periods presented, the grant was recorded as equity.

For the three and six months ended June 30, 2013 total compensation expense that was recorded in earnings for restricted shares, including amounts incurred in connection with the resignation of a senior management member during the three months ended June 30, 2013, was approximately $6.2 million and $6.9 million, respectively. This expense is included in Property, general, administrative and other in the Combined Condensed Statements of Operations.
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
Note 14 — Segments
For financial reporting purposes, Predecessor Growth Partners has two reportable segments: (1) Interactive Entertainment and (2) Casino Properties and Developments. Predecessor Growth Partners’ Interactive Entertainment segment consists of Caesars Interactive, which is comprised of three distinct, but complementary businesses that reinforce, cross-promote and build upon each other: social and mobile games, the WSOP and regulated online real money gaming. Predecessor Growth Partners’ Casino Properties and Developments segment consists of the Acquired Properties and CGP LLC’s interest in the Maryland Joint Venture. The Horseshoe Baltimore is under construction and is expected to open in the third quarter of 2014. Therefore, the results of operations for Horseshoe Baltimore are primarily comprised of pre-opening and financing-related activities.
Amounts not aggregated with either the Interactive Entertainment reportable segment or the Casino Properties and Development segment relate to the Investments in notes from related party and related tax impacts, and are reported separately in the Other column in the tables below.
The following Segment Earnings before Interest Income/Expense, Income Taxes, Depreciation and Amortization ("EBITDA") information is presented based on the reporting segments:

	Three Months Ended June 30, 2013
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other	Total
Net Income	$9.5	$15.6	$27.6	$52.7
Provision for income taxes	0.8	8.6	14.9	24.3
Income before income taxes	10.3	24.2	42.5	77.0
Interest expense, net of interest capitalized	0.5	16.6	—	17.1
Interest income, including related party	—	—	(42.5)	(42.5)
Depreciation and amortization	3.9	20.7	—	24.6
Segment EBITDA	$14.7	$61.5	$—	$76.2

	Six Months Ended June 30, 2013
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other	Total
Net (loss)/income	$(14.9)	$30.3	$54.0	$69.4
Provision for/(benefit from) income taxes	(13.2)	17.7	29.1	33.6
(Loss)/income before income taxes	(28.1)	48.0	83.1	103.0
Interest expense, net of interest capitalized	1.1	33.5	—	34.6
Interest income, including related party	—	—	(83.1)	(83.1)
Depreciation and amortization	7.8	41.4	—	49.2
Segment EBITDA	$(19.2)	$122.9	$—	$103.7

Revenue attributed to the reportable segments is as follows:

(In millions)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Interactive Entertainment
Social and mobile games	$70.7	$137.3
WSOP and online real money gaming	3.3	4.8
	74.0	142.1
Casino Properties and Developments
Casino	161.1	337.2
Food and beverage	49.6	102.3
Rooms	64.3	124.0
Other	23.3	44.4
Less: casino promotional allowances	(39.4)	(80.5)
	258.9	527.4
Net revenues	$332.9	$669.5
The following geographical segment information is presented based on the geographical region of each subsidiary’s country of domicile:

(In millions)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Revenues
United States	$280.6	$566.2
Israel	52.3	103.3
Net revenues	$332.9	$669.5
Note 15 — Related Party Transactions
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
In 2011, Caesars Interactive entered into a series of transactions pursuant to which Caesars Interactive effectively repurchased the exclusive rights to host the WSOP tournaments from CEOC for $20.5 million. The 2009 Trademark License Agreement remains in effect with respect to WSOP branded poker rooms and retail items, but the rights to host WSOP tournaments are owned by Caesars Interactive. As part of the 2011 transactions, Caesars Interactive entered into a Trademark License Agreement with CEC pursuant to which Caesars Interactive granted CEC the right to host the WSOP tournaments at the Rio Hotel in Las Vegas or at such other property agreed to by the parties, in exchange for a $2.0 million per year fee. Simultaneously, Caesars Interactive entered into a Circuit Event Agreement with CEC pursuant to which Caesars Interactive granted CEC the right to host a certain number of WSOP circuit events at various properties of CEC for a price of $75,000 per event. Both agreements are in effect until September 1, 2016, unless earlier terminated pursuant to the agreements' respective terms. Revenues under this agreement associated with the WSOP circuit events amounted to $0.8 million and $1.0 million, respectively, for the three and six months ended June 30, 2013.
Cross Marketing and Trademark License Agreement
In 2011, Caesars Interactive entered into a Cross Marketing and Trademark License Agreement with Caesars World, Inc., Caesars License Company, LLC, Caesars Entertainment and CEOC. In addition to granting Caesars Interactive the exclusive rights to use various brands of Caesars Entertainment in connection with social and mobile games and online real money gaming in exchange for a 3% royalty, this agreement also provides that CEOC will provide certain marketing and promotional activities for Caesars Interactive, including participation in Caesars Entertainment's Total Rewards loyalty program, and Caesars Interactive will provide certain marketing and promotional activities for Caesars Entertainment and CEOC. The agreement also provides for certain revenue share arrangements where Caesars Interactive pays CEOC for customer referrals. This agreement is in effect until December 31, 2026, unless earlier terminated pursuant to the agreement’s terms. For the three and six months ended June 30, 2013, Caesars Interactive paid $0.2 million and $0.4 million, respectively, pursuant to the terms of the Cross Marketing and Trademark License Agreement.
Use of Bally's and Harrah's Trademarks
Bally's Las Vegas and Harrah’s New Orleans have historically used the Bally’s and Harrah’s trademarks, which are owned by CEOC. CEOC has not historically charged a royalty fee for the use of these trademarks, and will not charge a royalty fee subsequent to the closing of the transactions surrounding the Acquired Properties as described in Note 1 — Description of Business and Summary of Significant Accounting Policies. Accordingly, no such charges are recorded in the combined condensed financial statements. As discussed below, management agreements were entered into with CEOC in connection with the Acquired Properties Transaction and Harrah's Transaction, which among other services, includes the use of CEOC-owned trademarks.
Cash Activity with Affiliates
Prior to the May 2014 purchase of these properties by CGPH, Harrah’s New Orleans, Bally’s Las Vegas and The Quad transferred cash in excess of operating loan requirements and regulatory needs to CEOC on a daily basis. Cash transfers from CEOC to Harrah’s New Orleans, Bally’s Las Vegas and The Quad were also made based upon needs to fund daily operations, including accounts payable, payroll and capital expenditures. The net of these transfers are reflected in Net transfers to parent in the Cash flows from operating actives section of the Combined Condensed Statement of Cash Flows and Transactions with parent and affiliates, net in the Combined Condensed Statement of Stockholders' Equity. Subsequent to the May 2014 purchase of these properties by CGPH, the transfers of cash in excess of operating loan requirements and regulatory needs to CEOC and cash transfers from CEOC to fund daily operations no longer occur.
As of June 30, 2013, the assets of Harrah’s New Orleans, Bally’s Las Vegas and The Quad were pledged as collateral for certain of CEOC’s outstanding debt securities.
Allocation of Centralized Services
Prior to the May 2014 transactions described Note 1 — Description of Business and Summary of Significant Accounting Policies, Harrah’s New Orleans, Bally’s Las Vegas, The Quad and Cromwell functioned as part of the larger group of companies controlled by CEOC. Prior to the formation transaction on October 21, 2013 described in Item 1 — Business of the CAC Annual Report on Form 10-K for the year ended December 31, 2013, Planet Hollywood functioned as part of the larger group of companies controlled by CEOC. CEOC performed certain corporate overhead functions for these properties. These functions included, but were not limited to, payroll, accounting, risk management, tax, finance, recordkeeping, financial statements preparation and audit support, legal, treasury functions, regulatory compliance, insurance, information systems, office space and corporate and other centralized services. Costs associated with centralized services have been allocated based on a percentage of revenue, or on another basis (such as headcount), depending upon the nature of the general corporate expense being allocated.
Management believes such allocations are reasonable; however, they may not be indicative of the actual expense that would have been incurred had these properties been operating as a separate entity apart from CEOC. Management believes that participating in these consolidated programs is beneficial in comparison to the cost and terms for similar programs that it could negotiate on a stand-alone basis. The cost allocated for these functions is included in the Property, general, administrative and other line in the Combined Condensed Statements of Operations for the historical periods presented. For the three and six months ended June 30, 2013, allocated general corporate expenses and directly billed expenses totaling $22.3 million and $45.2 million, respectively, were recorded.

Planet Hollywood Self-Insurance
Planet Hollywood was self-insured up to certain limits for costs associated with general liability, workers’ compensation, and employee health coverage through June 2013. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. In estimating these reserves, historical loss experience and judgments about the expected levels of costs per claim are considered. These claims are accounted for based on actuarial estimates of the un-discounted claims, including those claims incurred but not reported. Planet Hollywood believes the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. Predecessor Growth Partners regularly monitored the potential for changes in estimates, evaluated its insurance accruals, and adjusted its recorded provisions.
Management Fees
PHW Manager, LLC ("PHW Manager"), a wholly-owned subsidiary of CEOC, manages the operations of Planet Hollywood. Fees paid to PHW Manager for such services include a base management fee calculated at 3.0% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 4.5% of EBITDA less the base management fee. For the three and six months ended June 30, 2013, the fees were $4.4 million and $8.9 million, respectively. These fees are included in Property, general, administrative and other expenses in the Combined Condensed Statements of Operations.
During the periods presented, no management fees were charged to Bally’s Las Vegas, Cromwell, The Quad, and Harrah’s New Orleans.
Long-term debt to related party
Caesars Interactive has entered into an unsecured credit facility with Caesars Entertainment (the "Credit Facility") whereby Caesars Entertainment provided to Caesars Interactive unsecured intercompany loans as approved by Caesars Entertainment on an individual transaction basis. No principal payments are required under the Credit Facility until its maturity date of November 29, 2016. The unsecured intercompany loans bear interest on the unpaid principal amounts at a rate per annum equal to London Inter-Bank Offered Rate ("LIBOR") plus 5%. For the three and six months ended June 30, 2013, CIE recorded $0.5 million and $1.1 million, respectively, of interest expense associated with this debt. The Credit Facility does not have any restrictive or affirmative covenants.
During the six months ended June 30, 2013 Predecessor Growth Partners made principal payments on the Credit Facility aggregating $7.0 million.
Investments in notes and interest receivable from related party
Predecessor Growth Partners' investments in notes from related party consist solely of senior notes previously issued by CEOC and acquired by Caesars Entertainment. All investments in notes from related party are classified as available for sale and are recorded as non-current assets.
For the three and six months ended June 30, 2013, interest income from related parties includes $17.0 million and $33.7 million of income based on the stated interest rate, $25.4 million and $49.2 million of accretion of discount, and $0.1 million and $0.2 million of interest income related to the paid-in-kind notes, each respectively.
Harrah's New Orleans Promissory Note
In December 2002, Harrah's New Orleans entered into a $123.7 million unsecured promissory note, payable on demand to CEOC bearing interest at 8% with no scheduled repayment terms. There were no financial covenants required under the note. Any amount of principal and interest not paid when due bore additional interest at 2%. Accrued interest was settled on a monthly basis with charges to Transactions with parents and affiliates, net.
Employee Benefit Plans
Caesars Entertainment maintains a defined contribution savings and retirement plan in which employees of Predecessor Growth Partners' properties may participate. The plan, among other things, provides for pre-tax and after-tax contributions by employees. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings, provided that participants who are designated as highly compensated will have their contributions limited to ensure the plan does not discriminate in their favor. In April 2012, Caesars Entertainment reinstated a limited employer match. Predecessor Growth Partners’ reimbursement for Caesars Entertainment’s contribution expense was $0.5 million and $1.3 million for the three and six months ended June 30, 2013, respectively.
Caesars Entertainment also maintains deferred compensation plans, stock-option plans and an executive supplemental savings plan under which certain employees of Predecessor Growth Partners may defer a portion of their compensation. The expenses charged by Caesars Entertainment to Predecessor Growth Partners for employees’ participation in these programs are included in the Allocation of Centralized Services charge discussed above and are reflected in Property, general, administrative and other in the Combined Condensed Statements of Operations.
Multiemployer Benefit Plans
Certain employees of Caesars Entertainment are covered by union sponsored, collectively bargained, health and welfare multiemployer benefit plans. Predecessor Growth Partner’s reimbursement for Caesars Entertainment’s contributions and charges for these plans was $2.3 million and $4.6 million for the three and six months ended June 30, 2013, respectively. These expenses are included in Property, general, administrative and other in the Combined Condensed Statements of Operations.
Equity Incentive Awards
Caesars Entertainment grants stock-based compensation awards in Caesars Entertainment common stock to certain employees that work for the management companies of Predecessor Growth Partners' casino properties under the Caesars 2012 Performance Incentive Plan. Allocations from Caesars Entertainment were not considered material to the combined condensed financial statements for the periods presented.
Lease Agreements
On April 25, 2011, The Quad entered into an agreement pursuant to which it will lease from Caesars LINQ LLC ("The LINQ"), an indirect wholly owned subsidiary of Caesars Entertainment, a land parcel under an operating lease with an expiration date of April 25, 2026. The land parcel is used by The Quad for gaming and other space. Pursuant to the terms of the agreement, The Quad is required to pay The LINQ rent equal to approximately $1.3 million per month beginning on January 1, 2014.
Bally’s Las Vegas leases land to JGB Vegas Retail Lessee, LLC ("JGB Lessee") under a ground lease that commences on the sooner of the Opening Date as defined in the Ground Lease as amended or February 28, 2015 and includes annual and monthly base rents with annual escalations as well as an annual percentage of revenue payable should JGB Lessee revenues exceed a Breakpoint as defined in the lease. GB Investor, LLC, a wholly-owned subsidiary of Caesars Entertainment, has an approximate 10% ownership interest in JGB Lessee. Monthly revenues from the ground lease are currently $0.4 million and are included in Other revenue in the Combined Condensed Statements of Operations.
Note 16 — Recent Developments
Bondholder Communications
On March 21, 2014, CAC, CGP LLC, Caesars Entertainment, CEOC and Caesars Entertainment Resort Properties, LLC ("CERP") received a letter (the "Second Lien Holders’ Letter") from a law firm acting on behalf of unnamed clients who claim to hold Second-Priority Secured Notes of CEOC, alleging, among other things, that CEOC is insolvent and that CEOC’s owners improperly transferred or seek to transfer valuable assets of CEOC to affiliated entities in connection with: (a) the transaction agreement dated October 21, 2013 by and among Caesars Entertainment, certain subsidiaries of Caesars Entertainment and CEOC, CAC and CGP LLC, which, among other things, provide for the asset transfers from subsidiaries of CEOC to CGP LLC of the Planet Hollywood Resort & Casino and interests in Horseshoe Baltimore that was consummated in 2013 (the "2013 CGP Transaction"); (b) the transfer by CEOC to CERP of Octavius Tower and The LINQ that was consummated in 2013; (c) the then contemplated transfers by CEOC to indirect subsidiaries of CGP LLC of Cromwell, The Quad, and Bally’s Las Vegas (together, the "Acquired Properties Transaction"); and (d) the transfer of Harrah’s New Orleans (the "Harrah's Transaction"). The Second Lien Holders’ Letter does not identify the holders or specify the amount of Second-Priority Secured Notes or other securities that they may hold. The Second Lien Holders’ Letter includes allegations that these transactions constitute or will constitute voidable fraudulent transfers and represent breaches of alleged fiduciary duties owed to CEOC creditors and that certain disclosures concerning the transactions were inadequate. The Second Lien Holders’ Letter demands, among other things, that the transactions be rescinded or terminated, as would be applicable. CAC, CGP LLC, Caesars Entertainment, CEOC and CERP strongly believe there is no merit to the Second Lien Holders’ Letter’s allegations and will defend themselves vigorously and seek appropriate relief now that an action has been brought, as discussed in First and Second Lien note Holder Litigation below.
On April 3, 2014, a letter was sent to the boards of directors of Caesars Entertainment and CEOC (the "First Lien Holders’ Letter") by a law firm claiming to act on behalf of unnamed parties who assert that they are lenders under CEOC’s credit agreement and/or holders of CEOC’s first-priority senior secured notes (collectively, the "First Lien Group"), alleging, among other things, that Caesars Entertainment and CEOC improperly transferred or seek to transfer assets of Caesars Entertainment and CEOC to affiliated entities in connection with: (a) the transaction agreement dated October 21, 2013 by and among Caesars Entertainment, certain subsidiaries of Caesars Entertainment and CEOC, CAC and CGP LLC, which, among other things, provides for the contributions by Caesars Entertainment and its subsidiaries to CGP LLC of CIE and $1.1 billion face amount of CEOC’s unsecured notes in exchange for non-voting interests of CGP LLC, and the asset transfers from subsidiaries of CEOC to CGP LLC of the Planet Hollywood and interests in Horseshoe Baltimore that was consummated in

2013; (b) the transfer by CEOC to CERP of Octavius Tower and Project LINQ that was consummated in 2013; (c) the then-contemplated Acquired Properties Transaction consummated in 2014; (d) the then-contemplated Harrah's Transaction and (e) formation of Caesars Entertainment Services, LLC ("CES") among CEOC, CERP and the Company to provide certain centralized services, including but not limited to common management of enterprise-wide intellectual property (the "Contested Transactions"). The First Lien Holders’ Letter asserts that the consideration received by Caesars Entertainment and CEOC in the Contested Transactions is inadequate, that Caesars Entertainment and CEOC were insolvent when the transactions were approved. The First Lien Holders’ Letter claims that the First Lien Group consists of institutions that collectively hold in excess of $1.85 billion of CEOC’s first lien debt and that holders of an additional $880.0 million of CEOC’s first lien debt endorse and support the First Lien Holders’ Letter. The First Lien Holders’ Letter demands, among other things, that the Contested Transactions be rescinded or terminated, as would be applicable, and requests a meeting with representatives of Caesars Entertainment and other parties to discuss these matters. Caesars Entertainment strongly believes there is no merit to the First Lien Holders’ Letter’s allegations and will defend itself vigorously and seek appropriate relief should any action be brought.
See Item 1A. Risk Factors—Risks Related to Caesars Growth Partners, LLC's Business—We are or may become involved in legal proceedings that if adversely adjudicated or settled, could impact our financial condition.
First and Second Lien note Holder Litigation
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the “Notes”), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit in the Court of Chancery in the State of Delaware against CAC, CGP LLC, CEC, CEOC, Caesars Entertainment Resort Properties, LLC, Caesars Enterprise Services, LLC, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (i) an award of money damages; (ii) to void certain transfers, the earliest of which dates back to 2010; (iii) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (iv) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (v) to impose a constructive trust or equitable lien on the transferred assets; and (vi) an award to plaintiffs for their attorneys’ fees and costs. CAC believes this lawsuit is without merit and will defend itself vigorously.
On August 5, 2014, CEC along with CEOC filed a lawsuit in the Supreme Court of the State of New York, County of New York, against certain institutional first and second lien note holders. The complaint states that such institutional first and second lien note holders have acted against the best interests of CEOC and other creditors, including for the purpose of inflating the value of their credit default swap positions or improving other unique securities positions. The complaint asserts claims for tortious interference with prospective economic advantage, declaratory judgment and breach of contract and seeks, among other things, (i) money damages (ii) a declaration that no default or event of default has occurred or is occurring and CEC and CEOC have not breached their fiduciary duties or engaged in fraudulent transfers or other violation of law, and (iii) a preliminary and permanent injunction prohibiting the defendants from taking further actions to damage CEC or CEOC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Acquisition Company (the "Company," "CAC," "we," "our" and "us") and Caesars Growth Partners, LLC ("CGP LLC") for the three and six months ended June 30, 2014 and the assets and entities that were acquired by or contributed to CGP LLC in connection with the transactions described in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013 as well as the assets and entities that were acquired by or contributed to indirect subsidiaries of CGP LLC in connection with the transactions described in Note 1 — Description of Business and Summary of Significant Accounting Policies of the combined condensed financial statements of Predecessor Growth Partners in Item 1 of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The assets and entities that were acquired by or contributed to CGP LLC in connection with these transactions (collectively referred to as "Predecessor Growth Partners" for periods presented prior to October 21, 2013) are considered to be the predecessor to CAC.
Basis of Presentation and Discussion
CAC was incorporated under the laws of the State of Delaware on February 25, 2013 and was formed to directly own 100% of the voting membership units in CGP LLC, a joint venture between CAC and subsidiaries of Caesars Entertainment Corporation ("CEC" or "Caesars Entertainment"). On October 21, 2013, the joint venture was formed between subsidiaries of Caesars Entertainment and CAC. Following consummation of those transactions, CAC serves as CGP LLC’s managing member and sole holder of all of its outstanding voting units, and subsidiaries of Caesars Entertainment hold all of CGP LLC’s outstanding non-voting units. However, based upon the structure of CGP LLC and the related economics, CGP LLC has been determined to be a variable interest entity of which Caesars Entertainment is the primary beneficiary. Therefore, CAC does not consolidate CGP LLC into its financial statements. Instead, CAC accounts for its investment in CGP LLC using a balance sheet approach to the equity method of accounting, referred to as hypothetical liquidation at book value ("HLBV") accounting.
CAC's only material asset is its membership interest in CGP LLC. Predecessor Growth Partners is considered to be the predecessor to CAC. The combined condensed historical financial statements of Predecessor Growth Partners have been prepared on a stand-alone basis and, as transactions between CGP LLC and Caesars Entertainment and its subsidiaries are considered to be reorganizations of entities under common control, have been derived from the historical accounting records and consolidated financial statements of Caesars Entertainment. The combined condensed financial statements reflect the results of operations and cash flows of the businesses and assets contributed to or acquired by CGP LLC and its subsidiaries in the transactions described previously as if those businesses were combined into a reporting entity for the period presented.
As our investment in CGP LLC is considered to be significant, CGP LLC's annual financial statements are required to be included as an exhibit to each CAC Annual Report on Form 10-K in accordance with Securities and Exchange Commission ("SEC") Rule 3-09 of Regulation S-X. Given the significance of this investment to the financial position and results of operations of CAC, we have elected to include selected financial information of CGP LLC in this Quarterly Report on Form 10‑Q. As the basis of presentation for all items other than income taxes, non-controlling interests and senior notes returned to Caesars Entertainment related to the subscription right restoration is the same between Predecessor Growth Partners and CGP LLC, and because we believe that the comparative information for CAC's investment in CGP LLC is material to investors in CAC, we have presented information for both CGP LLC and Predecessor Growth Partners in this management's discussion and analysis of financial condition and results of operations.
CAESARS ACQUISITION COMPANY
Operating Results
Income from Equity Method Investment
For the three and six months ended June 30, 2014, CAC recognized $21.3 million and $30.6 million of income from the equity method investment in CGP LLC, which equals the amount of income that CAC was entitled to under its minimum guaranteed return. The increase in minimum guaranteed return for the three months ended June 30, 2014 is primarily a result of capital deployed in connection with the May 2014 acquisitions of JCC Holding Company II, LLC and its subsidiaries (collectively known as "Harrah's New Orleans"), 3535 LV Corporation ("The Quad"), Parball Corporation and its subsidiaries (collectively known as "Bally's Las Vegas") and Corner Investment Company, LLC and its subsidiaries, (collectively known as "Cromwell") by indirect subsidiaries of CGP LLC.
Other Expenses
In addition to its income from equity method investment, CAC incurred direct expenses of $8.2 million and $14.1 million, respectively, during the three and six months ended June 30, 2014 primarily related to professional services fees, predominantly in preparation for the Acquired Properties Transaction and Harrah’s Transaction as described below within this

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as general liability insurance, licenses and fees.
Provision for income taxes
The provision for income taxes for the three and six months ended June 30, 2014 was $4.7 million and $5.9 million, respectively. The provision for income taxes for the periods presented differ from the expected federal tax rate of 35% applied to CAC's pre-tax income primarily due to state taxes.
Liquidity and Capital Resources
Capital Spending
CAC has not incurred, nor is it expected to incur, material capital expenditures in the normal course of business or to pursue acquisition opportunities other than through CGP LLC. See Liquidity and Capital Resources for CGP LLC and Predecessor Growth Partners below.
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
Liquidity
Pursuant to the certificate of incorporation of CAC and the CGP Operating Agreement, after October 21, 2016 Caesars Entertainment and/or its subsidiaries will have the right, which it may assign to any of its affiliates or to any transferee of all non-voting units of CGP LLC held by subsidiaries of Caesars Entertainment, to acquire all or a portion of the voting units of CGP LLC (or, at the election of CAC, shares of CAC’s Class A common stock) not otherwise owned by Caesars Entertainment and/or its subsidiaries at such time.
Following October 21, 2018 and until April 21, 2022, our Board of Directors (the "Board") will have the right to cause a liquidation of CGP LLC, including the sale or winding up of CGP LLC, or other monetization of all of its assets and the distribution of the proceeds remaining after satisfaction of all liabilities of CGP LLC to the holders of CGP LLC's units according to the terms of the CGP Operating Agreement. On April 21, 2022 (unless otherwise agreed by Caesars Entertainment and CAC), if our Board has not previously exercised its liquidation right, the CGP Operating Agreement provides that CGP LLC shall, and our Board shall cause CGP LLC to, effect a liquidation.
Off- Balance Sheet Arrangements
CAC did not have any off-balance sheet arrangements at June 30, 2014 or December 31, 2013.
Critical Accounting Policies and Estimates
Stock-based Compensation
CAC grants stock-based compensation awards in CAC Class A common stock, par value $0.001 per share (the "Common Stock") to certain officers, employees, directors, individual consultants and advisers of the Company and its subsidiaries under the Caesars Acquisition Company 2014 Performance Incentive Plan ("the PIP Plan") which is intended to promote the success of the Company and to increase stockholder value by providing an additional means, through the grant of awards, to attract, motivate, retain and reward employees and other eligible persons. The PIP Plan provides for the plan to be administered by the Human Resources Committee of the Board of Directors of Caesars Acquisition Company (the "Committee"). CAC has granted restricted stock units ("RSUs") to certain of its employees. The RSUs are classified as equity-classified instruments and are therefore measured at their fair value at their date of grant. A description of the components of the PIP Plan is provided in Note 8 — Stock-Based Compensation.
Restricted Stock Units
On May 8, 2014, certain eligible individuals were granted RSUs in accordance with the PIP Plan, which are subject to five month, three and a half, or four year vesting periods. RSUs subject to a five month period vest on October 9, 2014. RSUs subject to a three and one half year vesting period vest 25% on October 21 in each year 2014, 2015, 2016 and 2017. RSUs subject to a four year vesting period vest 25% on April 9 in each year 2015, 2016, 2017 and 2018. The awards are considered equity-based awards, and will be recognized as a component of Additional paid-in capital in the Condensed Balance Sheets.

The following is a summary of CAC’s RSU activity for the period January 1, 2014 through June 30, 2014:

	Shares	Fair Value
Outstanding at January 1, 2014	—	$—
Granted (RSUs)	628,802	$13.50
Canceled (RSUs)	—	$—
Outstanding at June 30, 2014	628,802	$13.50
As of June 30, 2014, there was approximately $7.8 million of total unrecognized compensation cost related to RSUs granted under the PIP Plan, which is expected to be recognized over a weighted average remaining period of 3.3 years using the straight-line method.
For the period May 8, 2014 through June 30, 2014, total compensation expense that was recorded in earnings for RSUs granted under the PIP Plan was $0.6 million. This expense is included in Operating expenses in the Condensed Statements of Comprehensive Income.
Recent Accounting Pronouncements
Caesars Acquisition Company has assessed recently issued guidance and has determined there are no recently issued accounting pronouncements that will have a material impact on their results of operations, cash flows or statement of position.
CAESARS GROWTH PARTNERS, LLC AND PREDECESSOR GROWTH PARTNERS
Overview
On May 5, 2014, CGP LLC contributed the equity interests of PHWLV, LLC ("PHWLV"), which holds Planet Hollywood Resort and Casino ("Planet Hollywood") and a 50% interest in the management fee revenues of PHW Manager, LLC to Caesars Growth Properties Holdings, LLC an indirect, wholly-owned subsidiary of CGP LLC. Harrah's New Orleans, The Quad, Bally's Las Vegas and Cromwell were direct wholly-owned subsidiaries of Caesars Entertainment Operating Company, Inc. ("CEOC"), which is a direct wholly-owned subsidiary of CEC. On May 5, 2014, Caesars Growth Properties Holdings, LLC (the "Borrower" or "CGPH") through one or more subsidiaries acquired (i) Cromwell, The Quad, and Bally’s Las Vegas, (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreements entered between a property manager and the owners of each of these properties, and (iii) certain intellectual property that is specific to each of these properties. On May 20, 2014, CGPH through one or more subsidiaries acquired (i) Harrah’s New Orleans, (ii) 50% of the ongoing management fees and any termination fees payable under the Louisiana Property Management Agreement, and (iii) certain intellectual property that is specific to Harrah's New Orleans ("Second Closing").
The acquisitions of Harrah's New Orleans, The Quad, Bally's Las Vegas and Cromwell and the contribution of Planet Hollywood to CGPH are herein referred to as the "Acquired Properties."
Presentation
The financial information for the three and six months ending June 30, 2014 reflects the financial statements of CGP LLC on a consolidated basis, giving regard to all impacts of the October 21, 2013 formation transactions. The financial information for the three and six months ended June 30, 2013 does not reflect the impacts of those transactions, including the recording of non-controlling interest or the determination of taxes in accordance with the LLC structure of CGP LLC. Instead, this financial information, referred to herein as Predecessor Growth Partners, presents the combination of those assets and entities that were purchased by or contributed to CGP LLC, as the financial information was derived from the historical accounting records and consolidated financial statements of Caesars Entertainment.
As a result of the transactions in May 2014 described above, one or more indirect subsidiaries of CGP LLC acquired Bally’s Las Vegas, The Cromwell, The Quad Resort & Casino, and Harrah’s New Orleans from CEOC. Because these acquisitions were accounted for as transactions among entities under common control, the financial information herein includes the financial results for these properties as if those businesses were combined into the CGP LLC reporting entity for all periods presented for both years. Therefore, the financial information contained herein provides comparable results for all periods presented.

Segment Description
For financial reporting purposes, CGP LLC has two reportable segments: (1) Interactive Entertainment and (2) Casino Properties and Developments. CGP LLC’s Interactive Entertainment segment consists of Caesars Interactive Entertainment, Inc. ("CIE" or "Caesars Interactive"), which is comprised of three distinct, but complementary businesses that reinforce, cross-promote and build upon each other: social and mobile games, the World Series of Poker ("WSOP") and regulated online real money gaming. CGP LLC’s Casino Properties and Developments segment consists of Planet Hollywood, Caesars Baltimore Investment Company, LLC, the entity that indirectly holds interests in the joint venture owner (the "Maryland Joint Venture") of the Horseshoe Baltimore Casino ("Horseshoe Baltimore"), a licensed casino development project expected to open in the third quarter of 2014, Harrah's New Orleans, The Quad, Bally's Las Vegas and Cromwell.
The Horseshoe Baltimore is under construction and is expected to open in the third quarter of 2014. Therefore, the results of operations for Horseshoe Baltimore are primarily comprised of pre-opening and financing-related activities.
Operating Results of CGP LLC and Predecessor Growth Partners

	CGP LLC	Predecessor Growth Partners		CGP LLC	Predecessor Growth Partners
	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2014	2013	Change	2014	2013	Change
Net revenues	$438.7	$332.9	$105.8	$854.9	$669.5	$185.4
Income/(loss) from operations	28.9	51.6	(22.7)	(7.9)	54.2	(62.1)
Adjusted EBITDA(1)	104.9	88.1	16.8	206.0	175.3	30.7
_____________________________________________________
(1) See Reconciliations of Net (Loss)/Income to Adjusted Segment EBITDA for a reconciliation of net (loss)/income to Adjusted Segment Earnings before Interest Income/Expense, Income Taxes, Depreciation and Amortization ("EBITDA").
Three months ended June 30, 2014 compared to June 30, 2013
Net revenues for the second quarter 2014 increased by $105.8 million or 31.8% compared with 2013, driven by strong performance in both operating segments, the opening of Cromwell in May 2014 and by CIE's first quarter 2014 acquisition of Pacific Interactive UK Limited ("Pacific Interactive"), a company based in the United Kingdom. Income from operations for the second quarter 2014 was $28.9 million as compared to income from operations of $51.6 million for the same period in 2013. The decrease in income from operations is primarily attributable to an increase in the fair value of contingent consideration from previous acquisitions, increased expenses at The Quad primarily due to the O’Sheas lease expense, and increased pre-opening expenses associated with the construction of the Horseshoe Baltimore. The adverse impacts on income from operations were partially offset by the income impact of increased revenues. Adjusted EBITDA increased $16.8 million or 19.1% in the second quarter 2014 as compared with the second quarter 2013, primarily driven by the income impact of increased revenues.
Six months ended June 30, 2014 compared to June 30, 2013
Revenues for the six months ended June 30, 2014 increased by $185.4 million or 27.7% compared with six months ended June 30, 2013, driven by organic growth in both operating segments, and by CIE's first quarter 2014 acquisition of Pacific Interactive as well as the opening of Cromwell’s gaming floor on April 21, 2014 and its 188 hotel rooms on May 21, 2014.
Loss from operations for the six months ended June 30, 2014 was $7.9 million as compared to Income from operations of $54.2 million for the same period in 2013. This decrease in Income from operations is primarily attributable to an increase in the fair value of contingently issuable non-voting membership units, the impairment of goodwill and intangible assets related to the disposition of one of CIE's development studios, increased pre-opening expenses associated with the Horseshoe Baltimore, as well as Cromwell and increased operating expenses at The Quad primarily due to the O’Sheas lease expense. These adverse impacts on income from operations were partially offset by the income impact of increased revenues. The increase in fair value of contingently issuable non-voting membership units is not a component of Adjusted EBITDA; therefore, Adjusted EBITDA increased $30.7 million or 17.5% in the first half of 2014 as compared with the first half of 2013.

Reportable Segments Operating Results
Interactive Entertainment

	CGP LLC	Predecessor Growth Partners		CGP LLC	Predecessor Growth Partners
	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2014	2013	Change	2014	2013	Change
Net revenues	$144.6	$74.0	$70.6	$268.8	$142.1	$126.7
Income/(loss) from operations	(20.5)	10.8	(31.3)	(16.0)	(27.1)	11.1
Adjusted Segment EBITDA(1)	44.0	20.1	23.9	74.3	41.3	33.0

_____________________________________________________
(1) See Reconciliations of Net (Loss)/Income to Adjusted Segment EBITDA for a reconciliation of net (loss)/income to Adjusted Segment EBITDA

Three months ended June 30, 2014 compared to June 30, 2013
 Interactive Entertainment's net revenues increased by $70.6 million for second quarter 2014 compared to the same period in 2013, as a result of the combination of the first quarter 2014 acquisition of Pacific Interactive and overall strong performance in the social and mobile games business. Loss from operations for the three months ended June 30, 2014 was $20.5 million, compared with an Income from operations of $10.8 million for the three months ended June 30, 2013. Loss from operations for the three months ended June 30, 2014 includes an expense of $31.9 million associated with the increase in fair value of contingent consideration and an impairment charge of $15.5 million associated with the impairment of intangible assets related to the disposition of one of CIE's development studios. Absent these charges, Income from operations would have increased, primarily attributable to the income impact of increased revenues. Adjusted Segment EBITDA increased in the second quarter 2014 as compared with the second quarter of 2013, driven by the income impact of increased revenues, partially offset by increased marketing expenses.
Six months ended June 30, 2014 compared to June 30, 2013
Interactive Entertainment's revenues increased by $126.7 million for the six months ended June 30, 2014 compared to the same period in 2013, as a result of organic growth and the Pacific Interactive acquisition further discussed below. Loss from operations for the six months ended June 30, 2014 and 2013 was $16.0 million and $27.1 million, respectively. The decrease in Loss from operations is primarily attributable to the income impact of increased revenues, partially offset by an increase in stock compensation expense, the impairment of intangible assets related to the disposition of one of CIE's development studios and marketing expenses associated with New Jersey online gaming. Adjusted Segment EBITDA increased in the first half of 2014 as compared with the first half of 2013, driven by the income impact of increased revenues, partially offset by the increase in marketing expenses.
Key Performance Indicators ("KPIs")
For the three and six months ended June 30, 2014, the CIE business generated approximately 92.9% and 93.0%, respectively, of its revenues from its social and mobile games business. CIE measures the performance of its social and mobile games business by using financial metrics, including revenue, and operating metrics, including Daily Active Users, Monthly Active Users, Monthly Unique Users, Average Revenue per User and Monthly Unique Payers. These operating metrics help CIE to understand and measure the engagement levels of its players, the size of its audience and its reach.
In December 2012, CIE consummated the acquisition of substantially all of the assets of Buffalo Studios LLC ("Buffalo Studios"), a social and mobile games developer based in Santa Monica, California. Aggregate cash consideration paid at the time of the acquisition was $45.2 million and contingent consideration of $58.5 million was paid in April 2014.
In May 2013, CIE acquired the WSOP social and mobile game assets and intellectual property from Electronic Arts, Inc. In August 2013, CIE acquired an online game development business based in the Ukraine and in October 2013, CIE acquired the workforce, assets and intellectual property of an online gaming development group. Assets acquired and liabilities assumed in these transactions were not material to the financial statements of Predecessor Growth Partners or CGP LLC.
In February 2014, CIE announced the acquisition of Pacific Interactive, and the assets of various affiliates of Pacific Interactive, creator of House of Fun, which is among the leading social and mobile casino-themed games on Facebook, iOS, Android and the Amazon marketplace. House of Fun, which was launched in 2011, is free to play and boasts industry-leading KPIs.

The table below shows the results of CIE's social and mobile games business, using the financial and operating metrics referred to above, for the periods indicated. Revenues are presented in millions of dollars; user statistics are presented in thousands of users, and average revenues per user is presented in dollars.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2014(1)	2013(2)	2013	2013	2013
Net revenues	$134.4	$115.7	$90.7	$74.7	$70.7	$66.6
Average Daily Active Users (3)	5,681	5,704	4,639	4,803	4,952	5,259
Average Monthly Active Users (3)	18,575	19,597	15,914	16,354	16,962	17,695
Average Monthly Unique Users (3)	16,794	17,370	13,908	14,615	14,941	16,052
Average Monthly Unique Payers (3)	539	511	322	293	279	292
Average Revenue per User	$0.26	$0.24	$0.21	$0.17	$0.16	$0.14
_____________________________________________________
(1) Operating metrics include numbers from Pacific Interactive only after its February 2014 acquisition by CIE.
(2) Presents the aggregate of Predecessor Growth Partners for the period from October 1 through October 21, 2013, and CGP LLC for the period from October 22 through December 31, 2013.
(3) CIE systems cannot always distinguish unique individuals playing games in multiple sessions in the same day or in a 30-day period ending with the measurement date, playing the same game across multiple platforms, or playing different titles offered by CIE. Thus, users who play multiple titles or multiple platforms may be counted as more than one user within the respective operating metrics.
Consistent with the social and mobile business model, only a small portion of CIE’s social and mobile games players pay for virtual goods. During the three months ended June 30, 2014, CIE’s social and mobile games business had approximately 539 thousand average Monthly Unique Payers, or 3.2% of the total number of average Monthly Unique Users on the social and mobile platforms during this period, purchase virtual goods. Because the opportunity for social interactions and player generated promotion through playing platforms increases as the overall number of players increases, CIE believes that maintaining and growing its total number of players, including the number of players who may not purchase virtual goods, is important to the success of its business. The sale of virtual goods, however, constitutes the primary source of revenue for CIE's social and mobile games business. The degree to which game-players choose to pay for virtual goods in the games is driven by CIE's ability to create content that enhances the game-play experience. CIE's revenue and overall financial performance are affected by the number of players and the effectiveness of its monetization of players through the sale of virtual goods.
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

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(In millions)	2014	2014	2013(1)	2013	2013	2013
North America	$92.8	$80.2	$60.9	$50.1	$47.8	$43.2
South America	1.0	0.7	0.6	0.6	0.6	0.4
Europe	11.8	10.0	8.9	8.1	7.8	8.7
Asia/Pacific	28.2	24.3	20.0	15.7	14.3	14.0
Africa and Rest of the World	0.6	0.5	0.3	0.2	0.2	0.3
	$134.4	$115.7	$90.7	$74.7	$70.7	$66.6

_____________________________________________________

(1)	Presents the aggregate of Predecessor Growth Partners for the period from October 1 through October 21, 2013, and CGP LLC for the period from October 22 through December 31, 2013.

Casino Properties and Developments

	CGP LLC	Predecessor Growth Partners		CGP LLC	Predecessor Growth Partners
	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2014	2013	Change	2014	2013	Change
Net revenues	$294.1	$258.9	$35.2	$586.1	$527.4	$58.7
Income from operations	31.7	40.8	(9.1)	67.5	81.3	(13.8)
Adjusted Segment EBITDA(1)	66.6	68.0	(1.4)	138.2	134.0	4.2
_____________________________________________________
(1) See Reconciliations of Net (Loss)/Income to Adjusted Segment EBITDA for a reconciliation of net (loss)/income to Adjusted Segment EBITDA
Three months ended June 30, 2014 compared to June 30, 2013
 Casino Properties and Developments net revenues for the second quarter of 2014 increased by $35.2 million when compared with 2013. Gaming revenues increased to $175.7 million in the second quarter 2014 from $161.1 million in the second quarter 2013 due to the opening of Cromwell in May 2014 and stronger organic results in both slot and table win.
Food and beverage revenues for the three months ended June 30, 2014 and 2013 were $57.1 million and $49.6 million, respectively. This increase in revenues was driven largely by new offerings that opened in 2014 such as Giada at Cromwell, O'Sheas at The Quad and Pinup Pizza at Planet Hollywood.
Other revenues increased 65.7% in second quarter 2014 when compared to 2013 primarily due to the opening of Drai’s at Cromwell and enhanced entertainment options at the new Axis Theater at Planet Hollywood.
Income from operations decreased to $31.7 million in second quarter 2014, compared with $40.8 million in 2013 as the income impact of increased revenues was more than offset by the combination of increased expenses at The Quad, primarily due to the O’Sheas lease expense, and increased pre-opening expenses associated with the Horseshoe Baltimore.
Six months ended June 30, 2014 compared to June 30, 2013
Revenues for the six months ended June 30, 2014 and 2013 were $586.1 million and $527.4 million, respectively. This increase in revenues was driven by largely the ramp up of the Gordon Ramsay BurGR restaurant that opened in 2012, Axis Bar inside the new Axis theater, the new Pinup Pizza takeout restaurant, and Shiver frozen daiquiri bar in Planet Hollywood which all opened after the first quarter of 2013, as well as Giada and Drai's at Cromwell, and O'Sheas at The Quad which all opened in 2014.
Income from operations decreased in the six months ended June 30, 2014 when compared with 2013 as the income impact of increased revenues was more than offset by the combination of increased pre-opening expenses associated with the Horseshoe Baltimore, as well as Cromwell and increased operating expenses at The Quad, primarily due to the O’Sheas lease expense. Certain pre-opening expenses are not a component of Adjusted Segment EBITDA, therefore Adjusted Segment EBITDA increased for 2014 when compared with 2013.
CGP LLC often provides incentives for customers to stay and play at their properties. CGP LLC provides such incentives to customers based on a number of factors such as marketing plans, competitive factors, economic conditions, and regulations. These incentives come in a variety of different forms including free and discounted product, gaming credits, food and beverage, hotel room credits, and other forms. The retail value of accommodations, food and beverage, and other services furnished to casino guests is included in gross revenue and then deducted as promotional allowances. Hence, net revenues as discussed above exclude all promotional allowances. CGP LLC believes the allocation of promotional allowances to be within industry standards and appropriate for the various brands and the competitive environment.
Key Performance Indicators
Performance of the Casino Properties and Developments segment is measured in part through tracking of trips by rated customers, which means a customer whose gaming activity is tracked through Caesars Entertainment’s Total Rewards system, referred to as "trips," and spend per rated customer trip, referred to as "spend per trip." A trip is created by a Total Rewards card holder engaging in one or more of the following activities while at CGP LLC's properties (1) hotel stay, (2) gaming activity or (3) a comp redemption, which means the receipt of a complimentary item given out by the casino. Lodgers are guests registered with the total rewards program who stay at the property and non-lodgers are guests registered with the total rewards program not staying at the property. Customer spend means the cumulative rated theoretical spend (which is the amount of money expected to be retained by the casino based upon the mathematics underlying the particular game as a fraction of the amount of money wagered by the customer) across all game types for a specific customer. The average combined gross hold is the percentage of the amount wagered across all game types (including table games and slot machines) that the casino retained.

     During the three and six months ended June 30, 2014, total trips increased by approximately 11.0% and 9.0% from the three and six months ended June 30, 2013, driven by 14.0% and 13.0% increases in trips by non-lodgers, respectively, partially offset by decreases in trips by lodgers in each period. Total spend per trip decreased by 1.0% and 3.0% in the three and six months ended June 30, 2014, respectively, versus the same periods in 2013, driven by decrease in spend per trip from non-lodgers. Gross casino hold increased slightly from 11.2% and 11.4%, respectively, in the three and six months ended June 30, 2013 to 11.5% and 11.5%, respectively, in the three and six months ended June 30, 2014.
Cash average daily room rates for the three months ended June 30, 2014 increased to $108, or approximately 22.7%, when compared to $88 for the same period in 2013, primarily due to the new tower that opened in the fourth quarter of 2013 at Bally's Las Vegas. Average daily occupancy was 92.8% in the three months ended June 30, 2014 and 91.4% in the three months ended June 30, 2013. Revenue per available room ("RevPar") for the three months ended June 30, 2014 and 2013 was $102 and $86, respectively. The revenue impact of favorable trends in room metrics was mostly offset by a lower number of rooms available due to room renovations at The Quad.
Other Factors Affecting Net Income

	CGP LLC	Predecessor Growth Partners		CGP LLC	Predecessor Growth Partners
	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2014	2013	Change	2014	2013	Change
Interest expense, net of interest capitalized	$(62.4)	$(17.1)	$(45.3)	$(79.6)	$(34.6)	$(45.0)
Interest income	—	—	—	1.0	—	1.0
Interest income - related party	51.3	42.5	8.8	100.1	83.1	17.0
Loss on early extinguishment of debt	(23.2)	(0.2)	(23.0)	(23.8)	(0.2)	(23.6)
Other income/ (expense), net	—	0.2	(0.2)	—	0.5	(0.5)
Benefit from/(provision for) income taxes (1)	15.3	(24.3)	39.6	6.1	(33.6)	39.7
Net loss/ (income) attributed to non-controlling interests (2)	2.9	(0.6)	3.5	9.4	1.2	8.2
_____________________________________________________

(1)
CGP LLC’s provision for income taxes represents the income taxes from its corporate subsidiary, CIE, which is taxed as a corporation for federal, state and foreign income tax purposes. CGP LLC’s provision for income taxes also includes the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes for the period up to the date of acquisition by CGP LLC for the properties acquired from Caesars Entertainment in the second quarter of 2014. CGP LLC does not record a provision for income taxes for its Casino Properties and Developments segment which were acquired by CGP LLC in 2013 as all entities within this segment are pass-through entities for income tax purposes. Predecessor Growth Partners’ provision for income taxes represent the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes as if Predecessor Growth Partners filed separate United States ("US") federal, state and foreign income tax returns, and does not recognize the pass through entity structure of CGP LLC.

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

Interest expense, net of interest capitalized
Interest expense associated with the Planet Hollywood secured loan decreased from $9.7 million in the three months ended June 30, 2013, to $5.3 million in the three months ended June 30, 2014 and from $19.2 million in the six months ended June 30, 2013 to $14.9 million in the six months ended June 30, 2014. Decreases to the expense in both periods resulted from the repayment of the Planet Hollywood Loan Agreement, as defined below, in conjunction with the Second Closing.
In July 2013, CBAC Borrower LLC ("CBAC Borrower") entered into a credit agreement (the "Baltimore Credit Facility"). Interest expense associated with this facility was $0.6 million during the three months ended June 30, 2014 which consisted of $5.9 million of interest expense offset by $5.3 million of capitalized interest for related construction of the facility.
Additional Interest expense, net of interest capitalized, totaled $56.5 million and $7.4 million for the three months ended June 30, 2014 and 2013, respectively, and $62.5 million and $15.4 million for the six months ended June 30, 2014 and 2013, respectively. The increase in both periods was primarily due to the debt incurred to fund the transfers by CEOC to subsidiaries of CGPH of Cromwell, The Quad, and Bally’s Las Vegas (together, the "Acquired Properties Transaction") and from CGP LLC to a subsidiary of CGPH of Planet Hollywood.
Interest expense associated with capital lease obligations was not material to any period presented.
Interest income
Interest income for the three and six months ended June 30, 2014 and 2013 was not material to the respective periods.

Interest income - related party
CGP LLC receives interest income on its portfolio of approximately $1.1 billion face value of aggregate principal amount of notes received from CEOC in the transactions described in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013 ("CEOC Notes"). The CEOC Notes have fixed interest rates ranging from 5.625% to 6.50% and maturities ranging from 2015 to 2017. Interest income - related party increased in the three months ended June 30, 2014 when compared to the same period in 2013 as well as in the six months ended June 30, 2014 when compared with the six months ended June 30, 2013. In each case, the increase is primarily the result of increased accretion of discount originally recorded as a result of purchasing the senior notes at market prices significantly below face value. Subsequent to the end of the quarter, CGP LLC received $451.9 million in connection with the CEOC notes purchase transaction.
Loss on early extinguishment of debt
The Planet Hollywood secured loan contained excess cash flow provisions which require mandatory prepayment of debt when certain conditions are met. These prepayments are recorded in Loss on early extinguishment of debt in the Combined and Consolidated Condensed Statements of Operations of CGP LLC and Combined Condensed Statements of Operations for Predecessor Growth Partners. Inclusive of the impact of the loan payoff in conjunction with the Second Lien Intercreditor Agreement, as defined in the Intercreditor Agreement and Collateral Agreements section below, Loss on extinguishment of debt for the three and six months ended June 30, 2014 increased to $23.2 million and $23.8 million, respectively, from $0.2 million for both the three and six months ended June 30, 2013.
Other income/ (expense), net
Other income/ (expense), net for the six months ended June 30, 2014 and 2013 was not material to the respective periods.
Provision for income taxes
CGP LLC
The provision for income taxes for CGP LLC for 2014 represents the income taxes from its corporate subsidiary, CIE, which is taxed as a corporation for federal, state and foreign income tax purposes. CGP LLC’s provision for income taxes also includes the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes for the period up to the date of acquisition by CGP LLC for the properties acquired from Caesars Entertainment in the second quarter of 2014. No provision for income taxes is reported for the portion of the Casino Properties and Developments segment of CGP LLC which was acquired in 2013 as this segment is taxed as a partnership for federal and state income tax purposes whereby any income or losses were allocated to the CGP LLC owners and taxed by each owner. The provision for income taxes for CGP LLC differs from the expected federal tax rate of 35% primarily due to CGP LLC income not taxed at the CGP LLC entity level.
Predecessor Growth Partners
Provision for income taxes represents the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes as if Predecessor Growth Partners filed separate US federal, state, and foreign income tax returns. The provision for income taxes for the period presented differs from expected federal tax rate of 35% primarily due to tax benefits from foreign operations partially offset by an increase in federal valuation allowance and the tax cost of non-deductible stock-based compensation and other non-deductible expenses.
Net loss/ (income) attributed to non-controlling interests
CGP LLC
Caesars Interactive Entertainment
For the three months ended June 30, 2014, Net loss of $0.2 million was attributable to non-controlling interests in CIE. Due to the offsetting net income attributable to non-controlling interests in the first quarter of 2014, there was a net zero impact on a year to date basis.

Maryland Joint Venture
For the three and six months ended June 30, 2014 net losses of $2.7 million and $9.4 million, respectively, was attributable to non-controlling interests in the Maryland Joint Venture.
In February 2014, CGP LLC's joint venture with Rock Gaming LLC which is the majority member CR Baltimore Holdings ("CRBH"), sold a portion of its interest in CBAC Gaming LLC ("CBAC Gaming"), to an existing joint venture partner, Caves Valley Partners ("CVP"). CGP LLC received $12.8 million of the proceeds from the sale. After consideration of this transaction, CRBH owns approximately 70% of CBAC Gaming.
Predecessor Growth Partners
Caesars Interactive Entertainment
As a result of the acquisition of a 51% controlling equity interest in Playtika Ltd. ("Playtika") in May 2011, CIE began consolidating the results of Playtika subsequent to the acquisition date, recording net income attributed to non-controlling interest of $8.0 million for the 49% equity interest not owned during that period. CIE acquired the remaining 49% equity interest in Playtika in December 2011. However, as the financial statements of Predecessor Growth Partners were prepared on a combined basis rather than a consolidated basis, the non-controlling interest associated with CIE is not included within the financial statements of Predecessor Growth Partners.
Maryland Joint Venture
For the three and six months ended June 30, 2013, net loss attributed to non-controlling interests in the Maryland Joint Venture was $0.8 million and $1.2 million, respectively.
Reconciliations of Net (Loss)/Income to Adjusted Segment EBITDA
CGP LLC and Predecessor Growth Partners use Adjusted Segment EBITDA as a supplemental measure of its performance. EBITDA is comprised of net income before (i) interest expense, net of capitalized interest, (ii) interest income, (iii) provision for income taxes, and (iv) depreciation and amortization expense. Adjusted Segment EBITDA is comprised of EBITDA, further adjusted for certain items that CGP LLC and Predecessor Growth Partners do not consider indicative of its ongoing operating performance.
The unaudited financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). Adjusted EBITDA is a non-GAAP financial measure that is defined and reconciled to its most comparable GAAP measure below. Adjusted EBITDA is included because management believes that Adjusted EBITDA provides investors with additional information that allows a better understanding of the results of operational activities separate from the financial impact of capital investment decisions made for the long-term benefit of CGP LLC and Predecessor Growth Partners.

Because not all companies use identical calculations, the presentation of CGP LLC's and Predecessor Growth Partners' segment EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

	For the Three Months Ended June 30, 2014
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other	Total
Net (loss)/income	$(2.4)	$(4.2)	$16.5	$9.9
(Benefit from)/provision for income taxes	(19.4)	4.1	—	(15.3)
(Loss)/income before income taxes	(21.8)	(0.1)	16.5	(5.4)
Interest expense, net of interest capitalized	1.3	8.6	52.5	62.4
Interest income, including related party	—	—	(51.3)	(51.3)
Depreciation and amortization	7.5	25.2	0.1	32.8
Segment EBITDA	(13.0)	33.7	17.8	38.5
Loss on early extinguishments of debt (a)	—	23.2	—	23.2
Write-downs, reserves, and project opening costs, net of recoveries (b)	—	8.4	—	8.4
Change in fair value of contingently issuable non-voting membership units (c)	—	—	(27.6)	(27.6)
Change in fair value of contingent consideration (d)	31.9	—	—	31.9
Acquisition and integration costs	0.6	1.1	4.1	5.8
Impairment of goodwill and intangible assets	15.5	—	—	15.5
Stock-based compensation (e)	8.1	—	—	8.1
Other (f)	0.9	0.2	—	1.1
Adjusted EBITDA	$44.0	$66.6	$(5.7)	$104.9

	For the Three Months Ended June 30, 2013
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other	Total
Net income	$9.5	$15.6	$27.6	$52.7
Provision for income taxes	0.8	8.6	14.9	24.3
Income before income taxes	10.3	24.2	42.5	77.0
Interest expense, net of interest capitalized	0.5	16.6	—	17.1
Interest income, including related party	—	—	(42.5)	(42.5)
Depreciation and amortization	3.9	20.7	—	24.6
Segment EBITDA	14.7	61.5	—	76.2
Other income, net	—	(0.2)	—	(0.2)
Loss on early extinguishments of debt (a)	—	0.2	—	0.2
Write-downs, reserves, and project opening costs, net of recoveries (b)	—	6.4	—	6.4
Change in fair value of contingent consideration (d)	(3.5)	—	—	(3.5)
Acquisition and integration costs	0.2	—	—	0.2
Stock-based compensation (e)	7.9	—	—	7.9
Other (f)	0.8	0.1	—	0.9
Adjusted EBITDA	$20.1	$68.0	$—	$88.1
_____________________________________________________
(a) - (f) See footnotes on next page

	For the Six Months Ended June 30, 2014
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other	Total
Net (loss)/income	$(0.3)	$7.0	$(10.8)	$(4.1)
(Benefit from)/provision for income taxes	(17.7)	11.6	—	(6.1)
(Loss)/income before income taxes	(18.0)	18.6	(10.8)	(10.2)
Interest expense, net of interest capitalized	2.0	25.1	52.5	79.6
Interest income, including related party	—	—	(101.1)	(101.1)
Depreciation and amortization	13.6	47.3	0.1	61.0
Segment EBITDA	(2.4)	91.0	(59.3)	29.3
Loss on early extinguishments of debt (a)	—	23.8	—	23.8
Write-downs, reserves, and project opening costs, net of recoveries (b)	—	22.0	—	22.0
Change in fair value of contingently issuable non-voting membership units (c)	—	—	48.5	48.5
Change in fair value of contingent consideration (d)	32.6	—	—	32.6
Acquisition and integration cost	0.6	1.1	4.3	6.0
Impairment of goodwill and intangible assets	15.5	—	—	15.5
Stock-based compensation (e)	26.4	—	—	26.4
Other (f)	1.6	0.3	—	1.9
Adjusted EBITDA	$74.3	$138.2	$(6.5)	$206.0

	For the Six Months Ended June 30, 2013
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other	Total
Net (loss)/income	$(14.9)	$30.3	$54.0	$69.4
(Benefit from)/Provision for income taxes	(13.2)	17.7	29.1	33.6
(Loss)/income before income taxes	(28.1)	48.0	83.1	103.0
Interest expense, net of interest capitalized	1.1	33.5	—	34.6
Interest income, including related party	—	—	(83.1)	(83.1)
Depreciation and amortization	7.8	41.4	—	49.2
Segment EBITDA	(19.2)	122.9	—	103.7
Other income, net	(0.1)	(0.4)	—	(0.5)
Loss on early extinguishments of debt (a)	—	0.2	—	0.2
Write-downs, reserves, and project opening costs, net of recoveries (b)	—	11.0	—	11.0
Change in fair value of contingent consideration (d)	48.9	—	—	48.9
Acquisition and integration cost	0.2	—	—	0.2
Stock-based compensation (e)	10.4	0.1	—	10.5
Other (f)	1.1	0.2	—	1.3
Adjusted EBITDA	$41.3	$134.0	$—	$175.3
_____________________________________________________

(a)
Amounts represent the difference between the fair value of consideration paid and the book value, net of deferred financing costs, of debt retired through debt extinguishment transactions, which are capital structure-related, rather than operational-type costs.

(b)	Amounts primarily represent development costs related to the construction and planned casino operations of Horseshoe Baltimore and the construction of Cromwell.

(c)
Amount represents the change in fair value of contingently issuable membership units associated with the CIE earn-out calculation related to the transactions establishing CGP LLC. The total liability represents the estimated fair value of CGP LLC non-voting membership units to be issued to a subsidiary of Caesars Entertainment.

(d)	Amounts represent the change in fair value of contingent consideration for CIE acquisitions.

(e)	Amounts represent non-cash stock-based compensation expense related to stock options and restricted stock units.

(f)	Amounts represent other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified such as lobbying expenses.

Liquidity and Capital Resources
Capital Spending
CGP LLC incurs capital expenditures in the normal course of business, performs ongoing refurbishment and maintenance at its existing casino entertainment facilities and performs ongoing maintenance and enhancements to its social and mobile games to maintain their quality standards. CGP LLC may also pursue development and acquisition opportunities for additional businesses or social or mobile games that meet its strategic and return on investment criteria. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by operating activities while cash used for development projects is typically funded from established debt programs, specific project financing, and additional debt offerings.
CGP LLC's planned development projects, if they go forward, individually and in the aggregate, will require significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion, and the commencement of operations of development projects are contingent upon, among other things, negotiation of final agreements and receipt of requisite approvals from the applicable political and regulatory bodies. Excluding amounts spent for the purchases of businesses, CGP LLC's cash used for capital spending for the three and six months ended June 30, 2014 was $220.6 million and $310.4 million, respectively. The majority of the 2014 and 2013 capital spending relates to Horseshoe Baltimore which is scheduled to be completed in the third quarter of 2014 and Cromwell which was completed in the second quarter of 2014. Estimated total capital expenditures for the remainder of 2014 are expected to be between approximately $240.0 million and $330.0 million.
CGP LLC’s near term residual capital requirements for Horseshoe Baltimore are expected to be funded by the Baltimore Credit Facility, as further discussed in the Capital Resources section below.
Liquidity
     CGPH and Caesars Growth Properties Finance, Inc. (together, the "Issuers"), issued $675.0 million aggregate principal amount of their 9.375% second-priority senior secured notes due 2022 (the "2022 Notes") pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee (the "Indenture"). On May 8, 2014, CGPH closed on $1.175 billion of term loans (the "Term Loan") pursuant to a credit agreement. CGP LLC's primary sources of liquidity include currently available cash and cash equivalents, cash flows generated from its operations, interest income generated from its investments in the CEOC Notes, borrowings under CIE’s credit facility with Caesars Entertainment, the Senior Secured Credit Facilities as defined below, the 2022 Notes and the Term Loan. CGP LLC's cash and cash equivalents totaled $495.6 million and $1,032.0 million at June 30, 2014 and December 31, 2013, respectively. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows. Long-term obligations are expected to be paid through operating cash flows, refinancing of existing debt or the issuance of new debt, or, if necessary, additional investments from its equity holders. CGP LLC's operating cash inflows are used for operating expenses, debt service costs, working capital needs and capital expenditures in the normal course of business.
CGP LLC’s Restricted cash totaled $115.5 million and $359.8 million at June 30, 2014 and December 31, 2013, respectively. Restricted cash and cash equivalents include amounts restricted under the terms of the Baltimore Credit Facility and Cromwell Credit Facility, as defined below, at both June 30, 2014 and December 31, 2013 as well as the Planet Hollywood debt agreement at December 31, 2013. The Cromwell Credit Facility had no financial covenants required under the note. The Planet Hollywood debt agreement required that CGP LLC and Predecessor Growth Partners maintain certain reserves for payment of property taxes, insurance, interest and ongoing furniture, fixtures and equipment purchases, or property development. In connection with the Second Closing the Planet Hollywood debt agreement was paid in full. For each, classification between current and long-term is dependent upon the intended use of each particular reserve.
At June 30, 2014 and December 31, 2013, Caesars Interactive had cash balances in its subsidiary located in Israel of $17.1 million and $24.4 million, respectively. Additionally, the subsidiary had $15.0 million in short-term investments at December 31, 2013 and no short-term investments at June 30, 2014. CIE may use the cash in the Playtika subsidiary to repay debt payable to related parties, fund operations at Playtika, pursue international acquisitions or repatriate the cash to CIE.
As of both June 30, 2014 and December 31, 2013, CIE had $39.8 million of book value of indebtedness outstanding and payable to Caesars Entertainment, the Horseshoe Baltimore had $256.0 million and $217.7 million, respectively, and Cromwell had $180.0 million and $179.8 million, respectively, of book value of indebtedness outstanding to third-party lenders for the same periods. At December 31, 2013, Planet Hollywood had $462.5 million of book value of indebtedness outstanding and payable to third-party lenders. Cash paid for interest for the six months ended June 30, 2014 and 2013 was $42.9 million and $20.3 million, respectively.
Long-term obligations are expected to be paid through refinancing of debt, although CGP LLC's ability to accomplish this will depend upon numerous factors such as financial performance, and the limitations applicable to such transactions under CGP LLC's and its subsidiaries financing documents. Additionally, CGP LLC's ability to fund operations, pay debt obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond CGP LLC's control, and disruptions in capital markets and restrictive covenants related to CGP LLC's existing debt could impact CGP LLC's ability to fund liquidity needs, pay indebtedness and secure additional funds through financing activities.
CGP LLC believes that its cash and cash equivalents balance and its cash flows from operations will be sufficient to meet its normal operating and debt service requirements during the next 12 months and the foreseeable future and to fund capital expenditures expected to be incurred in the normal course of business.
As of June 30, 2014, the assets of Harrah’s New Orleans, Bally’s Las Vegas, Planet Hollywood and The Quad were pledged as collateral for certain of CGPH’s outstanding debt securities.
Intercreditor Agreement and Collateral Agreements
On May 20, 2014, in connection with the Second Closing, US Bank National Association, as trustee under the 2022 Notes (in such capacity, the "Trustee"), entered into a second lien intercreditor agreement (the "Second Lien Intercreditor Agreement") with Credit Suisse AG, Cayman Islands Branch, as collateral agent under the First Lien Collateral Agreement (as defined below) (in such capacity, the "First Lien Collateral Agent") that establishes the subordination of the liens securing the 2022 Notes to the liens securing first priority lien obligations, including the $1.325 billion senior secured credit facilities (the "Senior Secured Credit Facilities"), which consist of the Term Loans and the Revolving Credit Facility, each as defined below, and certain other matters relating to the administration of security interests.
On May 20, 2014, the Borrower, the subsidiary guarantors and the First Lien Collateral Agent also entered into the collateral agreement (first lien) (the "First Lien Collateral Agreement") and other security documents defining the terms of the security interests that secure the Senior Secured Credit Facilities, the related guarantees and Other First Priority Lien Obligations (as defined therein). These security interests will secure the payment and performance when due of all of the obligations of the Borrower and the subsidiary guarantors under the Senior Secured Credit Facilities, the related guarantees and the security documents.
Additionally, the Issuers, the subsidiary guarantors and the Trustee also entered into the collateral agreement (second lien) (the "Second Lien Collateral Agreement") and other security documents defining the terms of the security interests that secure the 2022 Notes, the related guarantees and Other Second Lien Obligations (as defined therein). These security interests will secure the payment and performance when due of all of the obligations of the Issuers and the subsidiary guarantors under the 2022 Notes, the related guarantees, the indenture governing the 2022 Notes and the security documents.
Subject to the terms of the security documents described above, including the First Lien Collateral Agreement and the Second Lien Collateral Agreement, the Borrower (or Issuers, as applicable) and the subsidiary guarantors have the right to remain in possession and retain exclusive control of the collateral securing the 2022 Notes and the Senior Secured Credit Facilities (other than any cash, securities, obligations and cash equivalents constituting part of the collateral and deposited with the First Lien Collateral Agent in accordance with the provisions of the security documents and other than as set forth in such security documents), to freely operate the collateral and to collect, invest and dispose of any income therefrom.

Debt
The following is a description of the components of Predecessor Growth Partners' and CGP LLC's debt:

		Rates at	Face Value at	Book Value at
(In millions)	Final Maturity	June 30, 2014	June 30, 2014	June 30, 2014	December 31, 2013
Secured debt
Caesars Growth Properties Holdings Term Loan	2021	6.25%	$1,175.0	$1,141.8	$—
Caesars Growth Properties Holdings 2022 Notes	2022	9.375%	675.0	660.1	—
Planet Hollywood Loan Agreement	2015	—%	—	—	462.5
Baltimore Credit Facility	2020	8.25%	262.5	252.6	214.4
Cromwell Credit Facility	2019	11.00%	185.0	180.0	179.8
Capital lease obligations	2016	Various	4.7	4.7	2.1
Unsecured debt
Special Improvement District Bonds	2037	5.30%	14.5	14.5	14.8
Other financing obligations	2016-2018	0.00% - 6.00%	10.3	9.0	10.0
Total debt			2,327.0	2,262.7	883.6
Current portion of long-term debt			(17.7)	(17.7)	(4.0)
Long-term debt			$2,309.3	$2,245.0	$879.6
Caesars Growth Properties Holdings Term Facility
                The purchase price of the acquisition of Cromwell, The Quad Resort & Casino, Bally’s Las Vegas, 50% of the ongoing management fees and any termination fees payable for each of these properties, and certain intellectual property that is specific to each of these properties (collectively referred to as the "First Closing") was funded by CGPH with cash on hand contributed by CGP LLC and the proceeds of $700.0 million of term loans (the "First Closing Term Loan"). CGPH closed on the First Closing Term Loan on May 5, 2014. CGPH repaid in full the First Closing Term Loan in connection with the Second Closing as described in Escrow Release below.
Caesars Growth Properties Holdings Term Loan
On May 8, 2014, Caesars Growth Properties Holdings, LLC (the "Borrower") closed on $1.175 billion of term loans (the "Term Loan") pursuant to a First Lien Credit Agreement among Caesars Growth Properties Parent, LLC ("Parent"), the Borrower, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (the "Administrative Agent"), and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., UBS Securities LLC, J.P Morgan Securities LLC, Morgan Stanley & Co. LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as Co-Lead Arrangers and Bookrunners (the "Credit Agreement"). The Credit Agreement also provides for a $150.0 million revolving credit agreement (the "Revolving Credit Facility"), which was undrawn at the closing of the Term Loan.
Pursuant to an escrow agreement, dated as of May 8, 2014, among US Bank National Association, as escrow agent and securities intermediary, the Administrative Agent and the Borrower, the Borrower deposited the gross proceeds of the Term Loan, together with additional amounts necessary to repay the First Closing Term Loan, if applicable, into a segregated escrow account until they were satisfied on May 20, 2014.
Full details of this transaction, including additional information on the terms of the Term Loan and Revolving Credit Facility can be obtained from the Form 8-K filed with the SEC on May 9, 2014.
The CGPH Term Loans also contain certain customary affirmative covenants and require that CGPH maintains a senior secured leverage ratio ("SSLR") of no more than 6.0 to 1.0, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined ("CGPH Adjusted EBITDA").
Caesars Growth Properties Holdings Notes
      CGPH and Caesars Growth Properties Finance, Inc. (together, the "Issuers"), issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 (the "2022 Notes") pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee (the "Indenture"). The Issuers deposited the gross proceeds of the offering of the 2022 Notes, together with additional amounts necessary to redeem the 2022 Notes, if applicable, into a segregated escrow account until the escrow conditions were satisfied on May 20, 2014.

Planet Hollywood Loan Agreement
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
The book value of outstanding debt under the Planet Hollywood Loan Agreement was $462.5 million at December 31, 2013 and bore interest on the unpaid principal balance at a rate per annum equal to London Inter-Bank Offered Rate ("LIBOR") plus 2.859%. In connection with the Second Closing in May 2014, the $476.9 million senior secured term loan of PHWLV was paid in full.
CIE Credit Facility
Caesars Interactive has entered into an unsecured credit facility with Caesars Entertainment (the "Credit Facility") whereby Caesars Entertainment provided to Caesars Interactive unsecured intercompany loans as requested by CIE and approved by Caesars Entertainment on an individual transaction basis. No principal payments are required on the unsecured intercompany loans until their maturity date of November 29, 2016. The unsecured intercompany loans bear interest on the unpaid principal amounts at a rate per annum equal to LIBOR plus 5%. This credit facility does not have any restrictive or affirmative covenants. The outstanding balance on the credit facility was $39.8 million as of June 30, 2014.
Rock Promissory Notes
In March 2012, Rock Gaming LLC ("Rock") and CIE entered into an agreement pursuant to which Rock purchased approximately 6,155 shares of CIE common stock for $30.4 million in cash and agreed to purchase additional shares of CIE common stock on or before July 2, 2012. CIE used the proceeds from this sale to prepay a portion of the then outstanding balance on the credit facility.
In June 2012, CIE and Rock modified the agreement with Rock such that CIE issued to Rock approximately 382 shares of CIE common stock and a promissory note for $28.5 million in exchange for $30.4 million in cash. The promissory note is convertible into approximately 5,773 shares of CIE common stock. In November 2012, CIE issued to Rock an additional promissory note for $19.2 million in exchange for $19.2 million in cash. The additional promissory note is convertible into approximately 3,140 shares of CIE common stock. The ability to convert the promissory notes into shares is subject to the satisfaction of certain specified criteria. Both promissory notes automatically convert into shares of CIE common stock in November 2014, unless both parties agree to amend the notes. As the notes are expected to be converted into equity, both promissory notes are classified as long-term in CGP LLC's Combined and Consolidated Condensed Balance Sheets at June 30, 2014 and December 31, 2013.
Baltimore Credit Facility
CBAC Borrower, a joint venture among Caesars Baltimore Investment Company, LLC ("CBIC"), Rock Gaming Mothership LLC, CVPR Gaming Holdings, LLC, STRON-MD Limited Partnership and PRT Two, LLC, entered into the Baltimore Credit Facility to finance the acquisition of land in Baltimore, Maryland and the construction of the Horseshoe Baltimore. The Baltimore Credit Facility provides for (i) a $300.0 million senior secured term facility with a seven-year maturity, which is comprised of a $225.0 million facility that was funded upon the closing of the Baltimore Credit Facility, a $37.5 million delayed draw facility available from the closing of the Baltimore Credit Facility until July 2014, which was drawn in June 2014 in accordance with the agreement, and a $37.5 million delayed draw facility available until January 2015 and (ii) a $10.0 million senior secured revolving facility with a five-year maturity. The Baltimore Credit Facility is secured by substantially all material assets of CBAC Gaming and its wholly-owned domestic subsidiaries. In connection with the foregoing, CBIC and the other joint venture partners each provided, on a several and not joint basis, a completion guarantee with respect to the Horseshoe Baltimore, which guarantees completion of the construction of the Horseshoe Baltimore, availability of contemplated working capital and the discharge, bonding or insuring over of certain liens in connection with the Horseshoe Baltimore. The maximum liability of CBIC under its completion guarantee is approximately $9 million.
Concurrently with the closing of the Baltimore Credit Facility, CBAC Borrower entered into an equipment financing term loan facility for up to $30.0 million (the "Baltimore FF&E Facility"). Under the Baltimore FF&E Facility, CBAC Gaming, LLC and CBAC Borrower, LLC, which is wholly-owned by CBAC Gaming, LLC (collectively, "CBAC") may use funds from the facility to finance or reimburse the purchase price and certain related costs of furniture, furnishings, and equipment (referred to as "FF&E") to be used in the Horseshoe Baltimore. Proceeds of the Baltimore FF&E Facility will also be available to refinance the purchase price of FF&E purchased with other amounts available to CBAC. Draws under the Baltimore FF&E Facility may be made after the closing date and prior to January 2015, provided that a final draw of the unused commitment amount will be deposited into an escrow account pledged to the collateral agent for the Baltimore FF&E Facility at the end of the commitment period, and such funds will be available for subsequent financing of FF&E purchases. CBAC is not permitted to reduce the commitments under the FF&E Facility, however it remained undrawn as of June 30, 2014. The Baltimore FF&E Facility will mature in January 2019.
The Baltimore FF&E Facility has covenants and events of default substantially consistent with the Baltimore Credit Facility, and other restrictive covenants customary for FF&E facilities of this type.
Cromwell Credit Facility
In November 2012, Cromwell entered into a $185.0 million, seven-year senior secured credit facility bearing interest at LIBOR plus 9.75% with a LIBOR floor of 1.25% (the "Cromwell Credit Facility") to fund the renovation of the former Bill's Gamblin' Hall and Saloon into a boutique lifestyle hotel, rebranded as Cromwell. The renovation included a complete remodeling of the guest rooms, casino floor, and common areas, the addition of a second floor restaurant, and the construction of an approximately 65,000 square foot rooftop pool and dayclub/nightclub. Cromwell owns the property and manages the casino, hotel, and food and beverage operations, and the dayclub/nightclub is leased to a third party. The proceeds of the Cromwell Credit Facility were funded during the fourth quarter of 2012 and are included as Restricted cash on the Combined and Consolidated Condensed Balance Sheets until drawn to pay for costs incurred in the renovation. Cromwell’s gaming floor opened on April 21, 2014 and its 188 hotel rooms became available to guests starting on May 21, 2014.
Capital Leases
CGP LLC has entered into multiple capital leases for gaming and wireless internet equipment. The leases have an outstanding liability balance of $4.7 million as of June 30, 2014 and are included in Land, property and equipment, net in CGP LLC's Combined and Consolidated Condensed Balance Sheet.
Special Improvement District Bonds
In 2008 Bally's Las Vegas entered into a District Financing Agreement with Clark County, Nevada (the "County"). In accordance with the agreement, the County issued Special Improvement District Bonds to finance land improvements at Bally's Las Vegas and at an affiliate casino property, Caesars Palace. Of the total bonds issued by the county, $16.5 million was related to Bally's Las Vegas. These bonds bear interest at 5.30% have principal and interest payments on June 1st of every year and interest only payments on December 1st of every year. The Special Improvement District Bonds mature on August 1, 2037.
Harrah's New Orleans and Cromwell Promissory Notes
In December 2002, Harrah's New Orleans entered into a $123.7 million unsecured promissory note, payable on demand to CEOC bearing interest at 8% with no scheduled repayment terms. There were no financial covenants required under the note. Any amount of principal and interest not paid when due bore additional interest at 2%. Accrued interest was settled on a monthly basis with charges to transactions with parents and affiliates, net.
In November 2013, Cromwell entered into a $15.5 million unsecured promissory note, payable to Caesars Entertainment, bearing interest at 11%. Interest payments were made semi-annually in June and December. There were no financial covenants required under the note.
On March 31, 2014, all existing related party debt, including accrued interest, was settled with CEOC. The settlement was accounted for as a net equity contribution from CEOC in the amount of $139.9 million.
Escrow Release
In connection with the Second Closing, CGPH repaid in full the $700.0 million First Closing Term Loan and the $476.9 million senior secured term loan of PHWLV. The purchase price of the Second Closing and the repayment of the debt noted in the prior sentence were funded by the Borrower with the proceeds of the 2022 Notes and Term Loans of the Borrower, which were previously held in escrow. The terms of the indenture for the 2022 Notes and credit agreement for the Term Loans are as described in CAC's Current Reports on Form 8-K filed on April 17, 2014 and May 9, 2014, respectively.
As previously disclosed, the Issuers were, prior to the release of such proceeds from escrow, not in compliance with the covenant in the indenture governing the 2022 Notes stating that they will not own, hold or otherwise have any interest in any assets other than the escrow account and cash or cash equivalents prior to the expiration of the Escrow Period (as defined in the indenture governing the 2022 Notes). Upon the release of the proceeds of the 2022 Notes from escrow, the Issuers cured such default.
Contingently issuable non-voting membership units
Pursuant to the terms of the CGP Operating Agreement, in conjunction with CGP LLC's acquisition of CIE from Caesars Entertainment, CGP LLC is obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from CIE's social and mobile games business exceeds a specified threshold amount in 2015. The number of units to be issued is capped at a value of $225 million divided by the value of the non-voting units on October 21, 2013. Therefore, on October 21, 2013, CGP LLC recorded a liability of $167.8 million representing the estimated fair value of additional non-voting membership units contingently issuable to Caesars Entertainment in 2016. The contingently issuable non-voting membership units' estimated fair value is based upon a multiple of EBITDA for the calendar year 2015 in excess of a specified minimum threshold and includes a maximum payout threshold. The estimated fair value of the contingently issuable non-voting membership units at June 30, 2014 and December 31, 2013 was $355.0 million and $306.5 million, respectively. The change in fair value of $48.5 million is reported within the CGP LLC Combined and Consolidated Condensed Statements of Operations.
Other Obligations and Commitments
Material changes to CGP LLC's aggregate indebtedness are described in Debt above. As of June 30, 2014, debt payments and estimated interest payments are as follows:

	Payments Due by Period
(In millions)	Total	Remainder of 2014	1-3 years	4-5 years	After 5 years
Debt payable to related parties, face value	$39.8	$—	$39.8	$—	$—
Debt payable to third parties, face value(1)	2,327.0	8.4	55.1	214.2	2,049.3
Estimated interest payments to related parties(2)	5.7	1.0	4.7	—	—
Estimated interest payments to third parties(2)	1,385.6	98.6	567.1	412.6	307.3
Convertible note, face value(3)	47.7	47.7	—	—	—
-------------------------------------------
(1)     Includes a capital lease obligation of $4.7 million.
(2)    Estimated interest for variable rate debt included in this table is based on rates at June 30, 2014.
(3)    CGP LLC intends to settle the convertible note through the issuance of Caesars Interactive common stock.
Off- Balance Sheet Arrangements
CGP LLC did not have any off-balance sheet arrangements at June 30, 2014 or December 31, 2013.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued updated guidance related to revenue recognition which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for CGP LLC starting on January 1, 2017. CGP LLC is currently evaluating the impact this guidance will have on its combined and condensed financial position, results of operations and cash flows.
Other Items
CIE share repurchase
During the first quarter of 2014, 2,394 shares of CIE stock were issued pursuant to the exercise of stock options, and those shares were subsequently repurchased by CIE. The transaction resulted in a $3.9 million decrease in equity, which is the net difference between the gross repurchase amount of $19.1 million and the aggregate of $3.8 million in exercise proceeds and $11.4 million related to the fair value of liability-based awards reclassified to equity upon exercise. Net cash outflow for the share repurchase was $15.3 million. During the second quarter of 2014, CIE issued 1,416 shares and repurchased 1,168 resulting in a $1.3 million increase in equity. Net cash outflow for the share repurchase was $6.3 million.
Share-based Payments to Non-Employees of CAC or CGP LLC
On April 9, 2014, the Board approved the CAC Equity-Based Compensation Plan for officers, employees, directors, individual consultants and advisers of the Company and its subsidiaries (the "Equity Plan"). CEC will administer the Equity Plan. Under the Equity Plan, CEC is authorized to grant stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, cash awards, rights to purchase or acquire shares or similar securities in the form of or with a value related to our Common Stock to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries. The Equity Plan will terminate ten years after approval by the Board. Subject to adjustments in connection with certain changes in capitalization, the maximum value of the shares of our Common Stock that may be delivered pursuant to awards under the Equity Plan is $25.0 million.
On May 8, 2014, CEC granted awards to officers, employees, directors, individual consultants and advisers of the CEC and its subsidiaries in accordance with the Equity Plan to reward and provide incentive for services provided in their capacity, promote the success of CGP LLC, and more closely align the interests of such individuals with those of the stockholders of the Company. Awards under this plan vest one-third on each of October 21, 2014, 2015 and 2016. Expense associated with the vesting of such awards is recorded as management fee expense by CGP LLC, totaling $2.7 million for the three months ended June 30, 2014. Upon issuance of shares pursuant to this plan, such shares will be contributed to CGP LLC by CAC as additional investment into that entity, at which time CGP LLC will settle its management fee obligation with CEC and its subsidiaries through a distribution of such shares to CEC. Also upon issuance of shares pursuant to this plan, CGP LLC will issue an equivalent number of voting units in CGP LLC and distribute those units to CAC. As CAC will receive voting units in CGP LLC in exchange for the shares of CAC issued pursuant to this plan, there is no expected dilutive impact to CAC's EPS (see Note 4 — Stockholders’ Equity and Earnings per Share).
Formation of Caesars Enterprise Services, LLC
On May 20, 2014, CEC, CEOC, Caesars Entertainment Resort Properties, LLC ("CERP"), and CGPH (together with CERP and CEOC, the "Members" and each a "Member") entered into a services joint venture, Caesars Enterprise Services, LLC ("CES"). Upon regulatory approval, CES will manage certain Enterprise Assets (as defined hereafter) and the other assets it will own, license or control, and employ the corresponding employees and other employees who will provide services to CEOC, CERP and CGPH, their affiliates and their respective properties and systems under each property’s corresponding property management agreement, subject to required regulatory approvals. Corporate expenses that are not allocated to properties will be allocated to CEOC, CERP, and CGPH by CES according to their allocation percentages (initially 70.0%, 24.6%, and 5.4%, respectively), subject to annual review. Operating expenses will be allocated to each Member with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements.
Omnibus License and Enterprise Services Agreement
On May 20, 2014, the Members entered into an Omnibus License and Enterprise Services Agreement (the "Omnibus Agreement"), which will grant licenses to the Members and certain of their affiliates in connection with the formation of CES upon implementation of the Services joint venture described above and receipt of regulatory approvals. Initial contributions by the Members will include cash contributions by CERP and CGPH of $42.5 million and $22.5 million, respectively. CEOC will transition certain CEOC executives and employees to CES and the services of such employees will be available as part of CES’s provision of services to the Members and certain of their affiliates that own properties that require CES services under the Omnibus Agreement.
Upon approval, under the Omnibus Agreement, CEOC, Caesars License Company, LLC ("CLC"), Caesars World, Inc. ("CWI") and subsidiaries of CEOC that are the owners of the CEOC properties will grant CES a non-exclusive, irrevocable, worldwide, royalty-free license in and to all intellectual property owned or used by such licensors, including all intellectual property (a) currently used, or contemplated to be used, in connection with the properties owned by the Members and their respective affiliates, including any and all intellectual property related to the Total Rewards® program, and (b) necessary for the provision of services contemplated by the Omnibus Agreement and by the applicable management agreement for any such property collectively, the "Enterprise Assets"). CEOC, CLC and CWI also will grant CES licenses to certain other intellectual property, including intellectual property that is specific to properties controlled by CEOC or its subsidiaries.
CES will grant to the properties owned or controlled by the Members and their respective affiliates non-exclusive licenses to the Enterprise Assets, and with respect to the Harrah’s New Orleans and Bally’s Las Vegas managed facilities, an exclusive (subject to geographic restrictions) license in and to the "Harrah’s" and "Bally’s" names. CES will also grant to CEOC, CLC, CWI and the properties owned or controlled by the Members, licenses to any intellectual property that CES develops or acquires that is not derivative of the intellectual property licensed to it. CES will also grant to CEOC, CLC and CWI a non-exclusive license to intellectual property specific to the properties controlled by CGPH, CERP and their subsidiaries for any uses consistent with the uses made by CEOC, CLC and CWI with respect to such intellectual property prior to the date of the Omnibus Agreement.
Recent Developments and Subsequent Events for CGP LLC
Proposed Development of Woodbury Casino, LLC
On June 30, 2014, CGP submitted its application to the New York State Gaming Facility Location Board for a gaming license to develop Caesars New York, an $880.0 million casino resort in Woodbury, NY. The property will be managed by Caesars Entertainment and its affiliates. The proposed resort will include approximately 300 hotel rooms, suites and villas, 2,560 slot machines, 190 table games and 50 poker tables. Caesars New York will also include entertainment space, suited for business meetings, celebrations, entertainment and WSOP circuit events. In addition, the resort will feature various food and beverage options that are similar to those at existing CGP LLC properties.

Caesars Interactive Entertainment, Inc. Liquidity Plan
On July 30, 2014, the Committee approved the repurchase of approximately $13.2 million in shares underlying stock options and owned shares. The offer to purchase shares/vested options of CIE is expected to close in August 2014.
Purchase of Bonds by CEOC
On May 5, 2014 CGP LLC entered into a note purchase agreement to sell certain bonds held by a subsidiary of CGP LLC. On July 29, 2014, CGP LLC received $451.9 million of consideration (including accrued and unpaid interest) in connection with the CEOC notes purchase transaction.
Dividend Distribution
On August 6, 2014, CGP LLC effectuated a distribution of 100% of the Senior Notes as a dividend to its members, pro rata based upon each member’s ownership percentage in CGP LLC (the “Notes Distribution”). CAC, as a member of CGP LLC and the holder of 42.4% of the economic interests in CGP LLC, received in connection with the Notes Distribution $137,457,000 in aggregate principal amount of the 6.50% Senior Notes and $151,443,000 in aggregate principal amount of the 5.75% Senior Notes.
First and Second Lien note Holder Litigation
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the “Notes”), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit in the Court of Chancery in the State of Delaware against CAC, CGP LLC, CEC, CEOC, CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (i) an award of money damages; (ii) to void certain transfers, the earliest of which dates back to 2010; (iii) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (iv) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (v) to impose a constructive trust or equitable lien on the transferred assets; and (vi) an award to plaintiffs for their attorneys’ fees and costs. CAC believes this lawsuit is without merit and will defend itself vigorously.
On August 5, 2014, CEC along with CEOC filed a lawsuit in the Supreme Court of the State of New York, County of New York, against certain institutional first and second lien note holders. The complaint states that such institutional first and second lien note holders have acted against the best interests of CEOC and other creditors, including for the purpose of inflating the value of their credit default swap positions or improving other unique securities positions. The complaint asserts claims for tortious interference with prospective economic advantage, declaratory judgment and breach of contract and seeks, among other things, (i) money damages (ii) a declaration that no default or event of default has occurred or is occurring and CEC and CEOC have not breached their fiduciary duties or engaged in fraudulent transfers or other violation of law, and (iii) a preliminary and permanent injunction prohibiting the defendants from taking further actions to damage CEC or CEOC.
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q contains or may contain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," or "pursue," or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements and are found at various places throughout this Form 10-Q. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, and future financial results, wherever they occur in this Form 10-Q, are based on our current expectations about future events and are necessarily estimates reflecting the best judgment of management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.

Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified, and, consequently, the actual performance of CAC and CGP LLC may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described from time to time in the Company’s reports filed with the Securities and Exchange Commission (including the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained therein):

•
construction factors, including delays, increased costs of labor and materials, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters, and building permit issues, including the renovation of The Quad;

•
CAC and CGP LLC's dependence on Caesars Entertainment and its subsidiaries to provide support and services, as well as CGP LLC's dependence on Caesars Entertainment’s senior management’s expertise and its participation in Caesars Entertainment’s Total Rewards loyalty program;

•	the adverse effects if Caesars Entertainment or any of its subsidiaries were to default on certain debt obligations;

•	the adverse effects if Caesars Entertainment or any of its subsidiaries were to file for bankruptcy or be subjected to an involuntary bankruptcy by its creditors;

•	Caesars Entertainment's interests may conflict with CGP LLC’s interests and Caesars Entertainment may possibly keep all potential development opportunities for itself;

•
the effects if a third-party successfully challenges Caesars Entertainment or its affiliates ownership of, or right to use, the intellectual property owned or used by subsidiaries of Caesars Entertainment, which CIE licenses for use in its businesses;

•
CIE's reliance on its affiliate relationship with subsidiaries of Caesars Entertainment to obtain and/or maintain online gaming licenses by virtue of such subsidiaries ownership of a physical gaming facility in certain jurisdictions, such as New Jersey;

•	the difficulty of operating CGP LLC’s business separately from Caesars Entertainment and managing that process effectively could take up a significant amount of management’s time;

•	CGP LLC's business model and short operating history;

•
CGP LLC's ability to realize the anticipated benefits of current or potential future acquisitions and the ability to timely and cost-effectively integrate assets and companies that CGP LLC acquires into its operations;

•	the adverse effects of extensive governmental regulation and taxation policies, which are applicable to CGP LLC, are enforced;

•	the effects of local and national economic, credit and capital market conditions on the economy in general, and on the gaming industry in particular;

•	the sensitivity of CGP LLC’s business to reductions in discretionary consumer spending;

•	the rapidly growing and changing industry in which CGP LLC operates, such as CIE's social and mobile games business and internet gaming business;

•	any failure to protect CGP LLC’s trademarks or other intellectual property, such as CIE's ownership of the WSOP trademark;

•	abnormal gaming holds ("gaming hold" is the amount of money that is retained by the casino from wagers by customers);

•
the effects of competition, including locations of competitors and operating and market competition, particularly the intense competition our Las Vegas assets face from other hotel casino resorts in Las Vegas and the competition Horseshoe Baltimore will face from other regional casinos and resorts;

•	the uncertainty surrounding whether CIE’s games, such as Slotomania, will retain their popularity;

•	CIE's ability to launch new games on new and emerging platforms;

•	CIE's reliance on a small portion of its total players for nearly all of its revenue from its social and mobile games;

•	CGP LLC's ability to expand into international markets in light of additional business, regulatory, operational, financial and economic risks associated with such expansion;

•
evolving regulations concerning the social and mobile games industry as well as data privacy, including, but not limited to, the effect of US and foreign laws, some of which are unsettled and still developing;

•	the low barriers to entry and intense competition of social and mobile games industry could have adverse effect on CIE and CGP LLC;

•	evolving US and foreign laws could subject CIE to claims and prevent CIE from providing its current games to players or to modify its games;

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
CAESARS ACQUISITION COMPANY
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, currency exchange rates and commodity prices. As CAC only holds an investment in CGP LLC accounted for using the HLBV form of the equity method of accounting, we do not believe that CAC has significant market risk exposure.
CAC does not purchase or hold any derivative financial instruments for hedging or trading purposes.
CAESARS GROWTH PARTNERS, LLC
Market Risks Related to Investments
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
CGPH has an interest rate cap agreement for a notional amount of $501.4 million at a LIBOR cap rate of 7.0%, which matures on April 9, 2015. Caesars Interactive has an unsecured credit facility with Caesars Entertainment with an outstanding balance of $39.8 million at a rate of LIBOR plus 5%, which matures on November 29, 2016. Assuming a constant outstanding balance for our variable rate debt with both third parties and with related parties, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by $2.2 million. At June 30, 2014, the weighted average USD LIBOR rate on our variable rate debt was 0.18%. A hypothetical reduction of this rate to 0% would decrease interest expense for the next twelve months by $0.1 million.
CGP LLC does not purchase or hold any derivative financial instruments for trading purposes.
Market Risks Related to Foreign Currency
CGP LLC generates a significant portion of its social and mobile games revenue outside the United States. Foreign currency transaction gains and losses were not material to CGP LLC's or Predecessor Growth Partners' results of operations for the three and six months ended June 30, 2014 was $0.4 million and $0.3 million of gain, respectively and three and six months ended June 30, 2013 totaled $0.1 million of loss and $0.1 million of gain, respectively, in recognized foreign currency transactions associated with social and mobile games revenues generated in currencies other than US dollars. CGP LLC’s exposure to this foreign currency exchange risk is minimized by the relatively short payment cycles, which is typically every two weeks for payments from Facebook and monthly for payments from Apple.
CGP LLC’s other foreign currency risk primarily relates to the operating expenses of CIE's offices in Montreal, Tel Aviv, Belarus, the Ukraine, and the UK. In addition, CGP LLC has currency risk associated with certain license agreements denominated in currencies other than US dollars. In the aggregate, expenses related to operating non-US offices and revenues earned under all non-US dollar denominated agreements were not material to CGP LLC and Predecessor Growth Partners' results for the periods presented.

Item 4. Controls and Procedures
Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of June 30, 2014, including controls and procedures to timely alert management to material information relating to the Company required to be included in our periodic SEC filings. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective.
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
There have been no material changes in our legal proceedings from those described in Legal Proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 except as described below.
Bondholder Communications
On March 21, 2014, CAC, CGP LLC, Caesars Entertainment, CEOC and CERP received a letter (the "Second Lien Holders’ Letter") from a law firm acting on behalf of unnamed clients who claim to hold Second-Priority Secured Notes of CEOC, alleging, among other things, that CEOC is insolvent and that CEOC’s owners improperly transferred or seek to transfer valuable assets of CEOC to affiliated entities in connection with: (a) the transaction agreement dated October 21, 2013 by and among Caesars Entertainment, certain subsidiaries of Caesars Entertainment and CEOC, CAC and CGP LLC, which, among other things, provide for the asset transfers from subsidiaries of CEOC to CGP LLC of the Planet Hollywood Resort & Casino and interests in Horseshoe Baltimore that was consummated in 2013 (the "2013 CGP Transaction"); (b) the transfer by CEOC to CERP of Octavius Tower and Caesars LINQ LLC ("The LINQ") that was consummated in 2013; (c) the then contemplated transfers by CEOC to indirect subsidiaries of CGP LLC of Cromwell, The Quad, and Bally’s Las Vegas (together, the "Acquired Properties Transaction"); and (d) the transfer of Harrah’s New Orleans (the "Harrah's Transaction"). The Second Lien Holders’ Letter does not identify the holders or specify the amount of Second-Priority Secured Notes or other securities that they may hold. The Second Lien Holders’ Letter includes allegations that these transactions constitute or will constitute voidable fraudulent transfers and represent breaches of alleged fiduciary duties owed to CEOC creditors and that certain disclosures concerning the transactions were inadequate. The Second Lien Holders’ Letter demands, among other things, that the transactions be rescinded or terminated, as would be applicable. CAC, CGP LLC, Caesars Entertainment, CEOC and CERP strongly believe there is no merit to the Second Lien Holders’ Letter’s allegations and will defend themselves vigorously and seek appropriate relief now that an action has been brought, as discussed in Note 10 — Recent Developments and Subsequent Events in the CAC condensed financial statements herein.
On April 3, 2014, a letter was sent to the boards of directors of Caesars Entertainment and CEOC (the "First Lien Holders’ Letter") by a law firm claiming to act on behalf of unnamed parties who assert that they are lenders under CEOC’s credit agreement and/or holders of CEOC’s first-priority senior secured notes (collectively, the "First Lien Group"), alleging, among other things, that Caesars Entertainment and CEOC improperly transferred or seek to transfer assets of Caesars Entertainment and CEOC to affiliated entities in connection with: (a) the transaction agreement dated October 21, 2013 by and among Caesars Entertainment, certain subsidiaries of Caesars Entertainment and CEOC, CAC and CGP LLC, which, among other things, provides for the contributions by Caesars Entertainment and its subsidiaries to CGP LLC of Caesars Interactive Entertainment, Inc. ("CIE" or "Caesars Interactive") and $1.1 billion face amount of CEOC’s unsecured notes in exchange for non-voting interests of CGP LLC, and the asset transfers from subsidiaries of CEOC to CGP LLC of the Planet Hollywood Resort & Casino and interests in Horseshoe Baltimore that was consummated in 2013; (b) the transfer by CEOC to CERP of Octavius Tower and Project LINQ that was consummated in 2013; (c) the then-contemplated Acquired Properties Transaction consummated in 2014; and (d) the then-contemplated Harrah's Transaction and (e) formation of Caesars Entertainment Services, LLC ("CES") among CEOC, CERP and the Company to provide certain centralized services, including but not limited to common management of enterprise-wide intellectual property (the "Contested Transactions"). The First Lien Holders’ Letter asserts that the consideration received by Caesars Entertainment and CEOC in the Contested Transactions is inadequate, that Caesars Entertainment and CEOC were insolvent when the transactions were approved. The First Lien Holders’ Letter claims that the First Lien Group consists of institutions that collectively hold in excess of $1.85 billion of CEOC’s first lien debt and that holders of an additional $880.0 million of CEOC’s first lien debt endorse and support the First Lien Holders’ Letter. The First Lien Holders’ Letter demands, among other things, that the Contested Transactions be rescinded or terminated, as would be applicable, and requests a meeting with representatives of Caesars Entertainment and other parties to discuss these matters. Caesars Entertainment strongly believes there is no merit to the First Lien Holders’ Letter’s allegations and will defend itself vigorously and seek appropriate relief should any action be brought.
First and Second Lien note Holder Litigation
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the “Notes”), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit in the Court of Chancery in the State of Delaware against CAC, CGP LLC, CEC, CEOC, Caesars Entertainment Resort Properties, LLC, Caesars Enterprise Services, LLC, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (i) an award of money damages; (ii) to void certain transfers, the earliest of which dates back to 2010; (iii) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (iv) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (v) to impose a constructive trust or equitable lien on the transferred assets; and (vi) an award to plaintiffs for their attorneys’ fees and costs. CAC believes this lawsuit is without merit and will defend itself vigorously.
On August 5, 2014, CEC along with CEOC filed a lawsuit in the Supreme Court of the State of New York, County of New York, against certain institutional first and second lien note holders. The complaint states that such institutional first and second lien note holders have acted against the best interests of CEOC and other creditors, including for the purpose of inflating the value of their credit default swap positions or improving other unique securities positions. The complaint asserts claims for tortious interference with prospective economic advantage, declaratory judgment and breach of contract and seeks, among other things, (i) money damages (ii) a declaration that no default or event of default has occurred or is occurring and CEC and CEOC have not breached their fiduciary duties or engaged in fraudulent transfers or other violation of law, and (iii) a preliminary and permanent injunction prohibiting the defendants from taking further actions to damage CEC or CEOC.
See Item 1A. Risk Factors—Risks Related to Caesars Growth Partners, LLC's Business—We are or may become involved in legal proceedings that if adversely adjudicated or settled, could impact our financial condition.
Item 1A. Risk Factors
Risks Related to CGP LLC's Continued Dependence on Caesars Entertainment
The implementation of a new services joint venture is subject to regulatory and other approvals, which may be delayed or which may not be received.
We recently announced the formation of a new services joint venture, CES, the purpose of which includes the common management of intellectual property owned by CEOC. CEOC and CERP, each a wholly-owned subsidiary of Caesars Entertainment, and a subsidiary of CGP LLC are members in CES, and, upon the implementation of CES, CES will provide subsidiaries of CGP LLC with intellectual property licenses and property management services, among other services. We and CGP LLC will not control CES, and in the event that our interests do not align with those of CEOC or CERP, the interests of CEOC or CERP may be met before ours. The implementation of CES’s contemplated activities is subject to regulatory and other approvals, which may be delayed or which we may not receive.
The property management agreements may also be assigned to CES subsequent to its implementation, and CES will thereafter perform the obligations of the property managers at each of the respective Acquired Properties. Before CES can be implemented and commence these activities, however, CES, and the assumption of property manager’s duties under the property management agreements must receive regulatory approvals. We cannot be sure when, or if, we will receive such approvals.
In the event CES or the activities described above are delayed or are not implemented for any other reason, we will continue to rely on CEOC and its subsidiaries to provide us with licenses to necessary intellectual property, property management services and other various services. CES is a joint venture in which a subsidiary of CGP LLC will have a minority interest but not control. Unlike CES, we do not exercise any control over CEOC and cannot guarantee that it will protect our interests in continuing to provide these services. In addition, if CEOC or its subsidiaries were to become debtors operating under the protection of the Bankruptcy Code, they could exercise certain rights that would adversely affect our contractual rights and obligations related to the intellectual property licenses or property management services.
We do not control CES, and the interests of our co-investors may not align with our interests.
CEOC, CERP and a subsidiary of CGP LLC are members of CES, and, upon the implementation of CES, each of us and our subsidiaries will rely on CES to provide us with intellectual property licenses and property management services, among other services. Each member of CES is required to contribute as necessary to fund CES’s operating costs and capital requirements and at least annually, in accordance with the terms of the operating agreement that will govern CES. The amount we will be required to fund following our initial contribution may be greater than our initial contribution, and will be subject to the review and approval of the CES steering committee. A subsidiary of CGP LLC, CEOC and CERP also control CES through its steering committee, which will be comprised of one representative from each of us, CEOC and CERP. In the event that our interests do not align with those of CEOC or CERP, the interests of CEOC or CERP may be met before ours. In addition, certain decisions by CES may not be made without unanimous consent of the members, including our consent. These actions include any decision with respect to liquidation or dissolution of CES, merger, consolidation or sale of all or substantially all the assets of CES, usage of CES assets in a manner inconsistent with the purposes of CES, material amendment to CES’s operating agreement, admission of new investors to CES and filing of any bankruptcy or similar action by CES. Thus, any member of CES may block certain actions by CES that are in our interest.

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
Caesars Entertainment is a highly leveraged company and has pledged a significant portion of its assets and the assets of its subsidiaries as collateral under certain of its debt obligations, including the trademarks for which CIE has licensed the right to use, including "Caesars," "Total Rewards" and "Harrah's." The stock of CEOC is also pledged to secure these debt obligations. If Caesars Entertainment or its subsidiaries were to default on these obligations, its lenders could exercise significant influence over CGP LLC's business. CGP LLC is dependent on a number of services from Caesars Entertainment, CEOC, and other subsidiaries of Caesars Entertainment, pursuant to the CGP Management Services Agreement and CIE's Shared Services Agreement. If Caesars Entertainment and/or its subsidiaries file for bankruptcy protection under the US bankruptcy code, their filing may materially and adversely affect CGP LLC’s assets and operations. For example, in the event of a default by Caesars Entertainment, its lenders or their successors may elect to reject the CGP Management Services Agreement as an executory contract in a bankruptcy proceeding. Furthermore, in the event of such a default, Caesars Entertainment's lenders also may seek to reject CIE's cross marketing and trademark license agreement with Caesars Entertainment in connection with a bankruptcy proceeding and, as a result, CIE would no longer have licenses to use certain trademarks owned by Caesars Entertainment or its subsidiaries. The result of this influence and any related disruption in CGP LLC's business could have a material adverse effect on CGP LLC's business, financial condition and operating results.
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
CGP LLC has an obligation to give a right of first offer for any development opportunities to Caesars Entertainment, but Caesars Entertainment has no obligation to give any development opportunities to CGP LLC. Caesars Entertainment may keep all potential development opportunities for itself. CGP LLC would need to rely on a separate party to pursue any opportunities without the approval and assistance of Caesars Entertainment.
CGP LLC is required to first provide any potential development opportunities to Caesars Entertainment to be considered by a committee of the Caesars Entertainment board of directors comprised of disinterested directors. CGP LLC can only proceed with such investment or opportunity to the extent such Caesars Entertainment committee declines the opportunity for itself or CEOC. If the committee provides and CGP LLC accepts the opportunity, CGP LLC will retain a 50% interest in the management fee to be received by Caesars Entertainment, unless otherwise agreed. However, because each opportunity will be negotiated as a separate transaction, there can be no assurances that CGP LLC and Caesars Entertainment will share equally (or that CGP LLC will share at all) in the management fee. If the committee does not provide the opportunity to CGP LLC, the

Caesars Entertainment committee can also decide to keep the opportunity for Caesars Entertainment. No assurances can be provided that the Caesars Entertainment committee will ever provide an opportunity to CGP LLC.
Although certain employees of each of Apollo Global Management, LLC ("Apollo") and of TPG Global, LLC ("TPG" and, together with Apollo, the "Sponsors") are on the boards of directors of Caesars Entertainment and CAC, the certificates of incorporation of both companies provide that neither the Sponsors nor directors have any obligation to present any corporate opportunity to Caesars Entertainment or CAC. Accordingly, the Sponsors may pursue gaming, entertainment or other activities outside of Caesars Entertainment or CAC and have no obligation to present such opportunity to Caesars Entertainment or CAC; however, if any choose to present such opportunity to Caesars Entertainment or CAC, then such opportunity must follow the rights of first offer.
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
The success of CGP LLC's business depends in part on its continued participation in Caesars Entertainment's Total Rewards loyalty program. If CIE, Planet Hollywood and the Acquired Properties are, and Horseshoe Baltimore and Harrah's New Orleans will be, unable to access the Total Rewards loyalty program database, it could have a material adverse impact on CGP LLC's business.
The success of CGP LLC's business depends in part on its ability to direct targeted marketing efforts to important casino, online-gaming and hospitality customers. The ability of CGP LLC's business to undertake those marketing efforts depends to a significant extent on its continued participation in the Total Rewards loyalty program owned and maintained by Caesars Entertainment and following its implementation, licensed to CES. In connection with this program, CIE, the Acquired Properties, Planet Hollywood, and Harrah's New Orleans can, and Horseshoe Baltimore will be able to, develop information which allows them to track casino play and award complimentaries and other promotional opportunities to their customers. Complimentaries and other similar rewards are customarily offered by casino and gaming facilities to their customers and are important incentives to those customers. If CIE, Planet Hollywood, Horseshoe Baltimore, the Acquired Properties and Harrah's New Orleans are unable to access the Total Rewards loyalty program database, it could have a material adverse impact on CGP LLC's business. Participation in the Total Rewards loyalty program is one of our competitive strengths and our business and growth strategy are, in part, based on tracked play and targeted marketing efforts.
In the past, the removal of the Total Rewards loyalty program from a casino property has resulted in negative impacts on such property’s financial results. Similarly, if we are unable to access the Total Rewards loyalty program database, we expect our annual revenue would decline, which could have a material adverse impact on our business and results of operations.
CIE and CGP LLC license their respective right to use and sublicense various trademarks and service marks from Caesars Entertainment and certain of its affiliates. Accordingly, if a third-party successfully challenges Caesars Entertainment or its affiliates' ownership of, or right to use, the Caesars-related marks or if CIE or CGP LLC is unable to stop unauthorized use of such marks, or if Caesars Entertainment or its affiliates use such marks in a way that negatively impacts the value of such marks, CGP LLC’s, and CIE's, and therefore CGP LLC's, business or results of operations could be harmed.
CGP LLC and CIE have each licensed the right to use certain trademarks and service marks owned or used by various affiliates of Caesars Entertainment, including Caesars World, Inc., Caesars License Company, LLC and CEOC. These licensed trademarks and service marks include, among others, "Caesars," "Harrah’s" "Bally’s" and "Total Rewards." CGP LLC’s rights and CIE's rights to use these trademarks and service marks are among each company’s most valuable assets.
If the existing licensing arrangements were terminated and CGP LLC or CIE, as applicable, fails to enter into new arrangements in respect of these marks, CGP LLC or CIE could lose its respective rights to use these marks and the corresponding domain names, which could have a material adverse effect on its business, financial condition and operating results. If a third-party successfully challenges Caesars Entertainment or its affiliates’ ownership of, or right to use, these marks (including, for example, due to Caesars Entertainment or its affiliates’ failure to file for protection of such marks), such a challenge could also have a material adverse effect on CGP LLC’s and CIE's, and therefore CGP LLC's, business, financial condition and operating results. Furthermore, if any of the entities from whom CGP LLC or CIE licenses the right to use such marks enters into a bankruptcy proceeding, its rights to use some or all of such marks could be terminated, which could also have a material adverse effect on CGP LLC’s and CIE's, and therefore CGP LLC's, business, financial condition and operating results.
In addition, these trademarks and service marks are used by Caesars Entertainment and its affiliates around the United States and internationally. Any negative events associated with the use of these marks by Caesars Entertainment or its affiliates may be out of CGP LLC's control, and may negatively impact the "Caesars," "Harrah’s" "Bally’s" or "Total Rewards" brands, which could harm CGP LLC’s and CIE's, and therefore CGP LLC's, business and results of operations
Failure by CEOC and its subsidiaries to protect the trademarks, technology and other intellectual property that we use could have a negative impact on the value of our brand names and adversely affect our business. In addition, CEOC and its subsidiaries may have the right to limit the expansion of scope or usage of our intellectual property.
We currently license from CEOC and its subsidiaries (and will sublicense from CES upon the implementation of CES pursuant to the Cross-License Agreement), intellectual property and technology material to our overall business strategy, and we regard such intellectual property and technology to be an important element of our success. We rely on CEOC and its subsidiaries to seek to establish and maintain proprietary rights in such intellectual property and technology through the use of patents, copyrights, trademarks and trade secret laws. In addition, we rely on CEOC and its subsidiaries to maintain the trade secrets and confidential information licensed to us by nondisclosure policies and through the use of appropriate confidentiality agreements. Despite these efforts to protect the proprietary rights on which we rely, parties may infringe such intellectual property and use licensed information and technology that we regard as proprietary and our rights may be invalidated or unenforceable. Monitoring the unauthorized use of our licensed intellectual property and technology is difficult. Litigation by CEOC and its subsidiaries or CES, as applicable, may be necessary to enforce the intellectual property rights and other rights on which we rely or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources. We cannot assure you that all of the steps that we, CEOC and its subsidiaries or CES have taken or will take to protect the licensed trademarks that we use in the United States will be adequate to prevent imitation of such trademarks by others. The unauthorized use or reproduction of the trademarks that we use could diminish the value of our brand and our market acceptance, competitive advantages or goodwill, which could adversely affect our business. In addition, the expansion of the scope or use of our intellectual property licensed from CEOC or CES, as applicable, in many cases is subject to the consent of CEOC or CES. Accordingly, we may not be able to take advantage of new applications or uses of these licensed trade names, trademarks or other intellectual property without the consent of CEOC or CES, which may adversely affect our ability to compete or expand our business scope.
CIE may be reliant on Caesars Entertainment to obtain online gaming licenses in many commercial jurisdictions and if the affiliation is terminated, or costs to maintain such affiliation exceed revenue generated from such affiliation, it would adversely affect CIE's, and therefore CGP LLC's, business and result of operations.
Nevada, Delaware and New Jersey have enacted laws that require online casinos to also have a license to operate a brick-and-mortar casino, either directly or indirectly through an affiliate. If, like Nevada, Delaware and New Jersey, other US jurisdictions enact legislation legalizing real money casino gaming subject to this brick-and-mortar requirement, CIE may be unable to offer online real money gaming in such jurisdictions if CIE does not have or is unable to establish an affiliation with a brick-and-mortar casino in such jurisdiction. If CIE is able to offer online real money gaming in such jurisdictions because of CIE's affiliation with Caesars Entertainment, CIE will be reliant on continuing its relationship with Caesars Entertainment, and there can be no assurances that Caesars Entertainment will continue to maintain such affiliation. If CIE's affiliation with Caesars Entertainment is terminated or the costs to maintain such affiliation exceed revenue generated from online real money gaming, it would adversely affect CIE's, and therefore CGP LLC's, business and result of operations.
A bankruptcy court may conclude that each of the transactions as described in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013, the Acquired Properties Transaction or the Harrah’s Transaction constitutes a financing rather than a true sale and as a result we would no longer have ownership and control over assets sold or contributed to CGP LLC to the same extent as we do now.
For the six months ended June 30, 2014 and 2013, Caesars Entertainment and its consolidated subsidiaries reported a net loss of $815.6 million and $426.2 million, respectively, and CEOC and its consolidated subsidiaries separately reported a net loss of $786.7 million and $610.9 million, respectively. Furthermore, Caesars Entertainment and its consolidated subsidiaries, as well as CEOC and its consolidated subsidiaries, have reported significant net losses during the past three fiscal years. In a bankruptcy of Caesars Entertainment or any of its subsidiaries that sold or contributed assets to CGP LLC, including CEOC, the court may conclude that each of the transactions as described in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013, the Acquired Properties Transaction or the Harrah's Transaction constitutes a disguised financing rather than a true sale. In such case, the court would deem CGP LLC's assets as belonging to Caesars Entertainment, and consider us to be a lender to Caesars Entertainment or its subsidiaries to the extent of the purchase price CGP LLC paid for those assets. While we should have a claim against Caesars Entertainment and its subsidiaries for the amounts paid to them for the assets, we would no longer have ownership and control over the assets to the same extent as we do now. Moreover, if our claim against Caesars Entertainment and its subsidiaries is considered a financing, no guaranty exists that our claim will be deemed a secured claim entitled to a priority right of repayment from the assets, rather than a general unsecured claim against Caesars Entertainment’s bankruptcy estate that shares pro rata with other creditors in any recovery from the residual value of the bankruptcy estate. Finally, a risk exists that any such claim might be primed in favor of a debtor-in-possession financing, or that the court might equitably subordinate our claim to those of other creditors, recharacterize the claim as equity or otherwise not allow the claim (including on equitable grounds).
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
A Caesars Entertainment or CEOC bankruptcy filing might trigger an independent investigation of the transactions as described in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013 ("Transactions"), the Acquired Properties Transaction or the Harrah’s Transaction, and expose our and CGP LLC's contractual relationships with Caesars Entertainment and its subsidiaries to heightened scrutiny.
If Caesars Entertainment or its subsidiaries, including CEOC, file for bankruptcy relief, it may result in an independent investigation of the transactions as described in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013, the Acquired Properties Transaction or the Harrah’s Transaction, including the formation of CES. For example, a trustee or examiner may be appointed in the Caesars Entertainment bankruptcy case with the power to investigate the Transactions and the Acquired Properties Transaction and Harrah’s Transaction and determine, with the benefit of hindsight, whether such transactions overall, and their constituent parts (including the formation of CES), were fair and equitable and otherwise beneficial to Caesars Entertainment or any bankrupt subsidiary. Additionally, any committees appointed in such bankruptcy case could conduct a similar investigation. Any such investigations may impose significant costs and expense on us and CGP LLC, and may divert management from its ability to conduct our business. In addition, we would expect that stakeholders of Caesars Entertainment and its subsidiaries, including any committee appointed in such bankruptcy cases, would re-evaluate all of our and CGP LLC's contractual and business relationships with Caesars Entertainment and its subsidiaries, and with CES. This may result in materially altered terms and conditions that may be economically unfavorable to investors in CAC, and may divert significant management resources.
We may be subject to fraudulent transfer litigation that may require us to return the assets acquired in the transactions as described in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013 and the Acquired Properties Transaction and Harrah’s Transaction, or their value, to Caesars Entertainment and its subsidiaries.
Creditors of Caesars Entertainment and its subsidiaries may sue us and/or CGP LLC under state or federal bankruptcy law in an effort to recover, for their benefit, the assets we acquired in the transactions as described in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013 and the Acquired Properties Transaction and Harrah’s Transaction as fraudulent transfers. As a general matter, fraudulent transfer law allows a creditor to recover assets, or their value, from an initial or subsequent transferee if the debtor conveyed the assets with an actual intent to hinder, delay or defraud its creditors, or if the transfer was a constructive fraud. A constructive fraud exists even in the absence of an actual intent to defraud creditors. The principal elements of a constructive fraud are a transfer, made while a debtor was insolvent or that rendered a debtor insolvent, for less than reasonably equivalent value or fair consideration or that left the debtor with less than sufficient capital with which to conduct its business. A court may "collapse" the component steps of the restructuring into a single set of integrated transactions to determine whether the restructuring overall effected a fraudulent transfer. If we and/or CGP LLC are subject to a fraudulent transfer lawsuit, we may have to return the assets or their value to Caesars Entertainment and its subsidiaries or be forced to pay additional amounts therefor.
For example, on March 21, 2014, CEC, CEOC, CERP, CAC and CGP LLC received the Second Lien Holders’ Letter alleging, among other things, that CEOC is insolvent and that CEOC’s owners improperly transferred or seek to transfer valuable assets of CEOC to affiliated entities in connection with: (a) the transaction agreement dated October 21, 2013 by and among CEC, certain subsidiaries of CEC and CEOC, CAC and CGP LLC, which, among other things, provide for the asset transfers from subsidiaries of CEOC to CGP LLC of the Planet Hollywood casino and interests in CBAC Gaming that was consummated in 2013; (b) the Acquired Properties Transaction; and (d) the Harrah’s Transaction. The letter included allegations that these transactions constitute or will constitute voidable fraudulent transfers and represent breaches of alleged fiduciary duties owed to CEOC creditors and that certain disclosures concerning the transactions were inadequate, and demanded, among other things, that the transactions be rescinded or terminated, as would be applicable.
On April 3, 2014, First Lien Holders’ Letter was sent to the boards of directors of CEC and CEOC by a law firm claiming to act on behalf of the First Lien Group, alleging, among other things, that CEC and CEOC improperly transferred or seek to transfer assets of CEC and CEOC to affiliated entities in connection with the Contested Transactions. The First Lien Holders’ Letter asserted that the consideration received by CEC and CEOC in the transactions contemplated above is inadequate, that CEC and CEOC were insolvent when the transactions were approved, that the transactions contemplated above represented breaches of alleged fiduciary duties, that certain disclosures concerning the transactions contemplated above were inadequate and concerns about governance of CEOC. The letter demands, among other things, rescission or termination of the transactions contemplated above and requests a meeting with representatives of CEC and other parties to discuss these matters.
CAC and CGP LLC have been advised that CEC and CEOC strongly believe there is no merit to the letters’ allegations and will defend themselves vigorously and seek appropriate relief should any action be brought. If a court were to order rescission or termination of such transactions, that could cause CEOC, CERP and Planet Hollywood to default under existing debt agreements, and there can be no assurance that CEOC’s, CERP’s or Planet Hollywood’s assets would be sufficient to repay the applicable debt. In addition, if a court were to find that those transfers were improper, that could trigger a default under the debt that CGP LLC is raising to finance such transfers. These consequences could have a material adverse effect on our business, financial condition, results of operations and prospects.
CES may be subject to fraudulent transfer or other litigation that may result in its unwinding, or its licensing agreements with CEOC may otherwise be rescinded or terminated.
Creditors of Caesars Entertainment, CEOC and their subsidiaries may commence an action against CES under state or federal bankruptcy law in an effort to rescind, avoid or otherwise terminate, for their benefit, the licensing agreements CEOC entered into with CES. Alternatively, if Caesars Entertainment, CEOC or their subsidiaries file bankruptcy, they may reject their licensing agreements with CES. If CES can no longer enforce such licensing agreements, it may be unable to perform under its licensing agreements with CGP LLC and its subsidiaries. As a result, among other things, CGP LLC and its subsidiaries may no longer have access to the Total Rewards loyalty program and may no longer be able to use certain intellectual property, such as the Caesars trademark, which could have a material adverse effect on CAC and CGP LLC’s business, financial condition and operating results.
Our operations depend on material contracts with third parties, including Caesars Entertainment, the continued enforcement of which may be adversely impacted by a bankruptcy of Caesars Entertainment or CES.
If Caesars Entertainment, CEOC, subsidiaries of CEOC that manage CGP LLC's properties or other third parties with whom we have entered into material contracts with were to become debtors operating under the protection of the Bankruptcy Code, they could exercise certain rights that would adversely affect our contractual rights and obligations. A debtor operating under the protection of the Bankruptcy Code may exercise certain rights that may adversely affect our contractual relations and ability to participate in the Caesars Entertainment system. For example, the protection of the statutory automatic stay which arises by operation of section 362 of the Bankruptcy Code upon the commencement of a bankruptcy case would prohibit us from terminating a contract with Caesars Entertainment or any of its debtor subsidiaries, and upon its formation, a bankruptcy of CES. The Bankruptcy Code also invalidates clauses that permit the termination of contracts automatically upon the filing by one of the parties of a bankruptcy petition or which are conditioned on a party’s insolvency. Meanwhile in this circumstance, we would ordinarily be required to continue performing our obligations under such agreement. As a practical matter, legal proceedings to obtain relief from the automatic stay and to enforce rights to payments or terminate agreements can be time consuming, costly and uncertain as to outcome.
In addition, under section 365 of the Bankruptcy Code, a debtor may decide whether to assume or reject an executory contract, including the CGP Management Services Agreement, the management contracts for Horseshoe Baltimore, the Acquired Properties and Harrah's New Orleans, the shared service agreement with CIE or the CGP Operating Agreement, or upon its formation, any licensing agreement with CES. Assumption of a contract would permit the debtor to continue operating under the assumed contract; provided that the debtor (i) immediately cures all existing defaults thereunder or provides adequate assurance that such defaults will be promptly cured, (ii) compensates the non-debtor party for any actual monetary loss incurred as a result of the debtor’s default or provides adequate assurance that such compensation will be forthcoming and (iii) provides the non-debtor party with adequate assurance of future performance under the contract. As a general matter, a bankruptcy court approves a debtor’s assumption of a contract as long as assumption appears to be in the best interest of the debtor's estate, the debtor is able to perform and it is a good business decision to assume the contract. Subject to bankruptcy court approval and satisfaction of the "business judgment" rule, a debtor in chapter 11 may reject an executory contract, and rejection of an executory contract in a chapter 7 case may occur automatically by operation of law. If a debtor rejects an executory contract, the non-debtor party to the contract generally has an unsecured claim against the debtor’s bankruptcy estate for breach of contract damages arising from the rejection. On request of any party to such contract, a bankruptcy court may order the debtor to determine within a specific period of time whether to assume or reject an executory contract.
Further, Caesars Entertainment or any of its subsidiaries, as debtors, or upon its implementation, CES, as a debtor, may seek bankruptcy court approval to assume material contracts, including among others, the CGP Management Services Agreement or other valuable license agreements under section 365 of the Bankruptcy Code and may also seek to assign such agreement to a third-party. A debtor may also seek to reject such contracts. If Caesars Entertainment or an applicable debtor subsidiary, or upon its implementation, CES rejects the CGP Management Services Agreement or other license agreements, we may no longer have access to the operational support and management expertise provided by Caesars Entertainment and its subsidiaries, or upon its implementation, CES, with the result that we may lack sufficient support to manage our operations, and may no longer be able to use certain licensed intellectual property, such as certain trademarks
In addition, Caesars Entertainment, as a debtor, may attempt to reject the CGP Operating Agreement as an executory contract. This might affect our continued existence, and other corporate governance rights. It may also relieve Caesars Entertainment from performing its obligations under CGP LLC's limited liability company agreement, including honoring its obligations under the liquidation right and call right.
In a bankruptcy of CEOC, CEOC could attempt to transfer licensed trademarks and copyrighted materials licensed to CGP LLC or CES to a purchaser and/or seek to reject any related license.
Upon the implementation of CES, we will rely on the Cross-License Agreement among us, CEOC, CES and others in order to use Caesars Entertainment’s and its subsidiaries’ brand names, such as "Harrah’s," "Bally’s" and "Total Rewards." These brand names have global recognition and attract customers to CGP LLC's properties. We would be adversely affected if the Cross-License Agreement were terminated.
If CEOC were to become a debtor in a case under the Bankruptcy Code, it (or a bankruptcy trustee if one is appointed) could seek to sell its trademarks and copyright assets in a bankruptcy case, free and clear of all interests of third parties such as CGP LLC or CES, or could seek to reject the Cross-License Agreement as an executory contract, in each case, pursuant to the Bankruptcy Code.
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
In addition, there can be no assurance that CEOC (or a bankruptcy trustee if one is appointed) would not attempt to sell the licensed trademarks and copyrighted materials licensed to CGP LLC, or CES, as applicable, free and clear of a licensee’s rights under the Bankruptcy Code, which may adversely affect our ability to exploit and use such intellectual property assets. Such a course of action could cause actual results to differ materially and adversely from the projected financial information contained in this offering memorandum and have a material, adverse effect on CGP LLC’s business, financial condition, results of operations and prospects and on CGP LLC’s ability to pay outstanding principal of and interest on the Notes.
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
The SEC's investigation of a retired Deloitte & Touche ("Deloitte") partner who was formerly the advisory partner on Deloitte's audit engagement for Caesars Entertainment could result in a determination that Deloitte was not independent of Caesars Entertainment, which could also affect Deloitte's independence as it relates to CAC and CGP LLC, which may adversely affect CAC's ability to comply with certain obligations imposed by federal securities law and certain debt agreements.
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
We are dependent on property management agreements with CEOC and its subsidiaries to operate CGP LLC's properties. We will also be dependent upon CES to operate CGP LLC's properties after its formation.
Each of CGP LLC's properties is managed by a subsidiary of CEOC. We are dependent upon Caesars Entertainment and these property management companies to provide the services necessary to operate CGP LLC's properties. We do not have a history of operating casinos. Therefore, CGP LLC's properties are dependent on the services provided by CEOC and its subsidiaries, and we cannot operate CGP LLC's properties without these services. If the quality of the services provided by CEOC and its subsidiaries deteriorates, or the terms under which CEOC and its subsidiaries provide services change in a manner that is adverse to us, it could have a material adverse effect on our business, financial condition and operating results. Following the closing, at CGP LLC’s request and subject to receipt of any required regulatory approvals, the property management agreements will be assigned to CES, which will thereafter perform the obligations of the property managers. To the extent the property management agreements are assigned to CES, we will be reliant on it to the same extent we had previously relied on CEOC for such services. CES will be newly formed and will not receive the management fees under the property management agreements. Furthermore, CES will be dependent upon its members (a subsidiary of CGP LLC, CEOC and CERP) to provide it with the operating funds and capital requirements (the allocation of which shall be based on each member’s ownership interest in CES) necessary to provide services under the property management agreements. If any of the members of CES fail to provide it with the operating funds necessary to operate CES, CES may not be able to fully provide the services required by the property management agreements to operate CGP LLC's properties.
In addition, if the property management agreements were to be terminated, or if CEOC or its subsidiaries, and subsequently CES, were to suffer significant liquidity or operational difficulties, becoming incapable of providing property management services (or unable to provide such services at agreed upon level) to us or cease operations altogether, we may be unable to continue to operate CGP LLC's properties, which would have a material adverse effect on our business, financial condition and operating results.

Risks Related to Caesars Growth Partners, LLC's Business
CGP LLC may not realize all of the anticipated benefits of current or potential future acquisitions.
On March 1, 2014, we entered into a definitive agreement whereby CGP LLC (or one or more of its designated direct or indirect subsidiaries) agreed to acquire from Caesars Entertainment certain of its properties and related assets as more fully described further in Item 1 - Business of our Annual Report on Form 10-K for the year ending December 31, 2013. On May 5, 2014, we consummated the Acquired Properties Transaction. On May 20, 2014, we consummated the Harrah’s Transaction.
CGP LLC's ability to realize the anticipated benefits of acquisitions, including, but not limited to the Acquired Properties Transaction and the Harrah’s Transaction, will depend, in part, on its ability to integrate the businesses of such acquired companies with its business. The combination of two independent companies is a complex, costly and time consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected. The difficulties of combining the operations of two companies include, among others:

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
For instance, CIE has been highly reliant on its acquisition of Playtika and other companies, including Buffalo Studios, to generate revenues. CGP LLC may not realize the expected benefits of future CIE acquisitions, if any, and may not continue to realize the benefits of the Buffalo Studios acquisition, due to one or more of the difficulties listed above or other difficulties associated with the combination of the operations of two or more companies. If CGP LLC is unable to realize in whole or in part the benefits anticipated for any current or future acquisitions, it could have a material adverse effect on its, and therefore CGP LLC's, business, financial condition and operating results.
CGP LLC may require additional capital to support business growth, and this capital might not be available on acceptable terms or at all.
CGP LLC intends to continue to make significant investments to support its business growth and may require additional funds to respond to business challenges, including the need to complete the consummation of the Acquired Properties Transaction and Harrah’s Transaction, expand into new markets, develop new games and features or enhance CIE’s existing games, improve its operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, CAC and CGP LLC may need to engage in equity or debt financings to secure additional funds. If CAC raises additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing we or CGP LLC secure in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult to obtain additional capital and to pursue business opportunities, including potential acquisitions. CAC and CGP LLC are newly formed entities and may not be able to obtain additional financing on favorable terms, if at all. For instance, the lack of operating history and relationship with Caesars Entertainment may impede CGP LLC's ability to raise debt or equity financing on acceptable terms, if at all, and there can be no assurances that we could pursue a future offering of securities at an appropriate price to raise the necessary financing. If CAC and CGP LLC are unable to obtain adequate financing or financing on terms satisfactory to them when they require it, their ability to continue to support CGP LLC's business growth and to respond to business challenges could be significantly impaired, which could have a material adverse effect on CGP LLC's, business, financial condition and operating results.
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
CGP LLC's business may be subject to some degree of seasonality. For example, in the case of CIE, it may experience seasonality based on the playing habits of its players. As the growth of CIE's business stabilizes, the seasonal fluctuations may become more evident. In the case of any of CGP LLC’s bricks and mortar casinos, weather conditions may deter or prevent customers from reaching the affected facility or undertaking day trips. Such conditions would particularly affect customers who are traveling longer distances to visit the affected facility. We believe the number of customer visits to our gaming facilities will fluctuate based on the season, with winter months experiencing lower turnout. Seasonality may cause CIE and each respective gaming facility’s working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. These factors, among other things, make forecasting more difficult and may adversely affect CIE and our gaming facilities ability to manage working capital and to predict financial results accurately, which could adversely affect the market price of our Class A common stock.
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
As a company with operations separate from Caesars Entertainment, we believe that CGP LLC will benefit from, among other things, allowing its businesses to better focus their financial and operational resources on their specific businesses and be better positioned to dedicate resources to pursue appropriate growth opportunities and execute strategic plans best suited to their business in an efficient manner. We believe the separation will allow the management of CIE and CGP LLC’s properties to design and implement corporate strategies and policies that are based primarily on the business characteristics and strategic decisions of their respective business, allowing them to more effectively respond to industry dynamics and allowing the creation of effective incentives for their management and employees that are more closely tied to their respective business performance. However, CGP LLC may not be able to achieve some or all of the benefits that we expect it to achieve as a company with operations separate from Caesars Entertainment in the time we expect, if at all.
We will be allocated taxable income from CGP LLC for US federal income tax purposes regardless of whether we receive corresponding cash distributions from CGP LLC to pay our tax liability.
Because CGP LLC is a partnership for US federal income tax purposes, we will be allocated taxable income from CGP LLC for US federal income tax purposes for each fiscal year according to the terms of the CGP Operating Agreement. We will be required to pay US federal income tax on such income at the current US federal corporate income tax rate, regardless of whether CGP LLC makes corresponding cash distributions to us to pay our tax liability. The CGP Operating Agreement provides for quarterly cash tax distributions (other than in connection with a liquidation or certain partial liquidations) to be made to us and Caesars Entertainment, but there is no guarantee that such tax distributions (or other cash distributions from CGP LLC) will be sufficient for us to pay our tax liabilities.
There are no assurances that there will be future development opportunities for CGP LLC or that CGP LLC will obtain a development project other than the Horseshoe Baltimore.
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
The fixed rate securities we hold are sensitive to fluctuations in interest rates and would decrease in value if the interest rate increases.
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
As a result of CIE holding an online gaming license, its operations and activities are subject to various gaming laws and laws in New Jersey and Nevada. We also expect CIE to be subject to these or a similar law as CIE seeks licenses for online real money gaming in the United States. For example, CIE has obtained a license in Nevada as an "operator of an interactive gaming system" and obtained regulatory approval to launch online poker in Nevada in 2013 in a field trial mode with final approval of the product received on March 20, 2014. In addition, CIE obtained a casino license in New Jersey in November 2013 to operate internet gaming in New Jersey. Among these laws are various "suitability" requirements which could limit CIE's ability to conduct business with certain third parties, make certain acquisitions and otherwise freely conduct its business. The results of such restrictions could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.

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
Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. For example, a substantial number of the customers of CGP LLC’s properties in Las Vegas use air travel. As a result of terrorist acts, domestic and international travel was severely disrupted, which resulted in a decrease in customer visits to Las Vegas. We cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, security alerts or war, uprisings, or hostilities in places such as Iraq and Afghanistan, or other countries throughout the world, will continue to directly or indirectly impact CGP LLC's business and operating results. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. If any such event were to affect CGP LLC's properties, we would likely be adversely impacted.
Political, economic and military conditions may directly affect CGP LLC's business by impeding its operations or player demand. In particular, a significant portion of the operations and personnel of Playtika, a subsidiary of CIE and the operator of Slotomania, are located in Israel, a country located in a particularly volatile region. CIE also has approximately 310 employees and contractors in Ukraine, a country currently facing political unrest. Any hostilities, or any future armed conflicts, political or economic instability or violence in the Middle East or further disruptions in Ukraine could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
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
CGP LLC is subject to risks associated with doing business outside of the United States, which exposes CGP LLC to complex foreign and US regulations inherent in engaging in a cross-border business and in each of the countries in which CGP LLC and its businesses transacts business. CGP LLC is subject to requirements imposed by the Foreign Corrupt Practices Act ("FCPA") and other anti-corruption laws that generally prohibit US companies and their affiliates from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business.

Violations of FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and US Department of Justice have increased their enforcement activities with respect to the FCPA. Policies and procedures and employee training and compliance programs that CGP LLC has implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law. If the employees, contractors or agents of Caesars Entertainment, CGP LLC’s properties and CIE fail to comply with applicable laws or company policies governing its international operations, CGP LLC may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that we have violated any anti-corruption laws could have a material adverse effect on CGP LLC's financial condition. Compliance with international and US laws and regulations that apply to CGP LLC's international operations increase CGP LLC's cost of doing business in foreign jurisdictions. CGP LLC and its businesses also deal with significant amounts of cash in its operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws ("AML") or regulations, on which in recent years, governmental authorities have been increasingly focused, with a particular focus on the gaming industry, by any of our resorts could have a negative effect on our results of operations. As an example, a major gaming company recently settled a US Attorney investigation into its AML practices. On October 11, 2013, a subsidiary of Caesars Entertainment received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury ("FinCEN"), stating that FinCEN is investigating Desert Palace, Inc. (the owner of Caesars Palace) for alleged violations of the Bank Secrecy Act ("BSA") based on a BSA examination of Caesars Palace previously conducted by the Internal Revenue Service to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Additionally, Caesars Entertainment has been informed that a federal grand jury investigation related to these matters is on-going. While not the subject of these investigations, we intend to cooperate fully with both the FinCEN and grand jury investigations. Based on proceedings to date, we are currently unable to determine the probability of the outcome of these matters, the range of reasonably possible loss, if any or the extent to which the outcome of these matters will impact our businesses.
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
We are or may become involved in legal proceedings that if adversely adjudicated or settled, could impact our financial condition.
From time to time, we are defendants in various lawsuits or other legal proceedings relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners, and others in the ordinary course of business. As with all legal proceedings, however, no assurance can be provided as to the outcome of these matters and in general, legal proceedings can be expensive and time consuming. We may not be successful in the defense or prosecution of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.
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
Historically, CIE has depended on one game for the majority of its revenue and we expect that this dependency will likely continue for the foreseeable future. Specifically, Slotomania accounted for 52% of CIE's social and mobile online game revenue for the six months ended June 30, 2014 and 49% of CIE's total revenue for the six months ended June 30, 2014. CIE's growth depends on its ability to increase interest in key established game, Slotomania or Bingo Blitz, and by continually enhancing these games or launching new games that achieve significant popularity. Each of CIE's existing games and newly-developed games requires significant engineering, marketing and other resources to enhance, develop, launch and sustain via regular upgrades and expansions, and such costs on average have increased and are likely to continue to increase in the future. CIE's ability to successfully launch, sustain and expand games and attract and retain players largely depends on its ability to:

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
In addition to creating new games that are attractive to a significant number of players, CIE must extend the life of its existing games, in particular its most successful game, Slotomania. For a game to remain popular, CIE must routinely enhance, expand and/or upgrade the game with new features and content that players find attractive. Such enhancement requires the investment of significant resources, integration into new platforms, introduction of new languages, expansion into new jurisdictions and often presents new marketing and other challenges. CIE may not be able to successfully enhance, expand or upgrade CIE's current library of games. Any decrease in the popularity of CIE's social and mobile games, or any other adverse developments relating to CIE's most popular game, Slotomania, could have a material adverse effect on it's, and therefore CGP LLC's, business, financial condition and operating results.
CIE relies on a small portion of its total players for nearly all of its revenue from social and mobile games and if CIE fails to grow or sustain its player base, its results of operations could be adversely affected.
Consistent with the social and mobile games business model, only a small portion of CIE’s social and mobile games players pay for virtual goods. During the three months ended June 30, 2014, CIE’s social and mobile games business had approximately 539 thousand average Monthly Unique Payers, or 3.2% of the total number of CIE's average Monthly Unique Users on its social and mobile platforms. In order to sustain and increase CIE's revenue levels, CIE must attract, retain and increase the number of players that are payers. To retain players, CIE must devote significant resources so that the games they play retain their interest and attract them to CIE's other games. If CIE fails to grow or sustain its player base, or if the rates at which CIE attracts and retain players declines or if the average amount of revenue CIE receives from its players declines, it could have a material adverse effect on CIE's, therefore CGP LLC's, business, financial condition and operating results.
The social and mobile games industry is rapidly growing and changing, which makes it difficult to evaluate CIE's business and prospects.
Social and mobile games, from which CGP LLC derived 92.9% of the revenue for the Interactive Entertainment business for the three months ended June 30, 2014, is a rapidly growing and evolving industry. The growth of the industries and the level of demand and market acceptance of CIE's games are subject to a high degree of uncertainty. CIE's future operating results will depend on numerous factors affecting the social and mobile games industry, many of which are beyond CIE's control, including, among others:

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
The social and mobile games industry has low barriers to entry and we expect more companies to enter the sector and a wider range of social and mobile games to be introduced. The industry is also highly competitive. CIE's competitors that develop social and mobile games vary in size and include publicly traded companies such as Zynga Inc. ("Zynga"), Glu Mobile, International Game Technology ("IGT"), and King Digital ("King"). In addition, online game developers and distributors who are primarily focused on specific international markets, such as Tencent Holdings Limited in Asia, and high-profile companies with significant online presences that to date have not developed social and mobile games, such as Amazon.com, Inc., Apple Inc., Facebook, Google Inc. ("Google"), Microsoft and Yahoo! Inc., may decide to develop social and mobile games in the future. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own highly recognized brands and assets into their games, have a more diversified set of revenue sources than CIE currently does and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact the social and mobile games industry. As CIE continues to devote significant resources to developing games for social and mobile platforms, CIE will face significant competition from established companies that may have far greater experience than CIE, including Zynga and Electronic Arts. Moreover, there exists in the social and mobile games industry a significant "first mover" advantage. CIE's ability to compete effectively in respect to a particular style of game may be premised on introducing a game in that style before CIE's competitors. We cannot assure you that CIE will be able to continue to compete effectively or that CIE will be capable of maintaining or further increasing its current market share. CIE's failure to compete successfully in its various markets could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and results of operations.
If CIE fails to effectively manage its growth, CIE's, and therefore CGP LLC's, business and operating results could be harmed.
CIE continues to experience rapid growth in its headcount and operations, which will continue to place significant demands on its management and operational, financial and technological infrastructure. As of June 30, 2014, approximately 46% of CIE's employees had been with CIE for less than one year and approximately 81% for less than two years. Moreover, a number of the individuals CIE relies on for its operations are consultants, not full-time employees on CIE's payroll. As CIE continues to grow, it must expend significant resources to identify, hire, integrate, develop and motivate a large number of qualified employees. If CIE fails to effectively manage its hiring needs and successfully integrate its new hires, CIE's ability to continue launching new games and enhance existing games could suffer.
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
Facebook, Apple iOS and Android are significant distribution, marketing, promotion and payment platforms for CIE's games. During the six months ended June 30, 2014, CIE generated approximately 96% of its social and mobile games revenue and 92% of its social and mobile games users through the Facebook, Apple iOS and Android platforms and we expect CIE to continue to do so for the foreseeable future. CIE is subject to Facebook's, Apple's and Google's respective standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on the Facebook, Apple iOS and Android platforms.
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
Continuing to expand CIE's business to attract players in countries other than the United States is a critical element of CIE's business strategy. An important part of targeting international markets is developing offerings that have localized content and are customized for the players in those markets. We expect to continue to devote significant resources to international expansion through acquisitions, the establishment of additional offices and development studios, and increasing CIE's foreign language strategic offerings. CIE's ability to expand its business and to attract talented employees and players in an increasing number of international markets requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Expanding CIE's international focus may subject it to risks that it has not faced before or increase risks that CIE currently faces, including risks associated with:

•	recruiting and retaining talented and capable management and employees in foreign countries;

•	challenges caused by distance, language and cultural differences;

•	developing and customizing games and other offerings that appeal to the tastes and preferences of players in international markets;

•	competition from local game makers with significant market share in those markets and with a better understanding of local player preferences;

•	protecting and enforcing CIE's intellectual property rights;

•	negotiating agreements with local distribution platforms that are economically beneficial to CIE and protective of its rights;

•	the inability to extend proprietary rights in CIE's brand, content or technology into new jurisdictions;

•	implementing alternative payment methods for virtual goods in a manner that complies with local laws and practices and protects CIE from fraud;

•	compliance with applicable foreign laws and regulations, including privacy laws and laws relating to content;

•	compliance with anti-bribery laws, including, without limitation, compliance with the FCPA;

•	credit risk and higher levels of payment fraud;

•	currency exchange rate fluctuations;

•	protectionist laws and business practices that favor local businesses in some countries;

•	foreign tax consequences, including the requirement to pay value added tax, or VAT, in certain jurisdictions;

•	foreign exchange controls or US tax restrictions that might restrict or prevent CIE from repatriating income earned in countries outside the United States; and

•	political, economic and social instability.
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
The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet and mobile platforms have recently come under increased public scrutiny. The US government, including the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In addition, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with users in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices.
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
CIE's business is subject to a variety of other US and foreign laws, many of which are unsettled and still developing and which could subject CIE to claims or otherwise harm its business.
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
In the last few years, California, Florida, Pennsylvania, New York, Mississippi, Hawaii, Massachusetts, Iowa, Illinois, Washington D.C. and the Federal government have considered legislation that would legalize online real money gaming. To date, only Nevada, Delaware and New Jersey have enacted such legislation. If a large number of additional states or the Federal government fail to enact online real money gaming legislation or CIE is unable to obtain the necessary licenses to operate online real money gaming websites in United States jurisdictions where such games are legalized, CIE's future growth could be materially impaired as CIE would be limited to offering online real money gaming to players in jurisdictions outside the United States where legal. In addition, states or the Federal government may legalize online real money gaming in a manner that is unfavorable to CIE. For example, several states and the Federal government are considering draft laws that require online casinos to also have a license to operate a brick-and-mortar casino, either directly or indirectly through an affiliate. If, like Nevada and New Jersey, US jurisdictions enact legislation legalizing real money casino gaming subject to this brick-and-mortar requirement, CIE may be unable to offer online real money gaming in such jurisdictions if CIE is unable to establish an affiliation with a brick-and-mortar casino in such jurisdiction. If, however, legislation is enacted legalizing real money casino gaming without this requirement, CIE would lose its advantage over some of its potential competitors that do not have an affiliate with a brick-and-mortar casino operation. The loss of this or other similar advantages CIE receives as an affiliate of Caesars Entertainment could materially impair its ability to grow its online real money gaming business in the future.
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
In addition to the risk that online real money gaming will be legalized in a manner unfavorable to CIE, CIE may fail to accurately predict when online real money gaming will be legalized in significant jurisdictions. The legislative process in each US state and at the Federal level is unique and capable of rapid, often unpredictable change. If CIE fails to accurately forecast when and how, if at all, online real money gaming will be legalized in additional US jurisdictions, such failure could impair CIE's readiness to introduce online real money gaming offerings in such jurisdictions, which could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
Nevada, Delaware and New Jersey are the only US jurisdictions that have affirmatively legalized online real money gaming and are small jurisdictions that may not yield significant revenue.
Nevada, Delaware and New Jersey are the only US jurisdictions that have enacted legislation legalizing online real money gaming. Both Nevada and Delaware are relatively small jurisdictions in terms of population compared to the rest of the United States and there may be significant competition for online real money gaming in these jurisdictions, and as a result, CIE may not be able to obtain a significant amount of revenue in these jurisdictions.
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
Certain jurisdictions may seek to regulate social and mobile games. For example, the UK Gambling Commission publicly indicated that it will consider whether to regulate social and mobile games in the future after considering the issues of consumer protection. Under recent proposed legislation in Australia, certain online social games with a paid-for element would fall under the Interactive Gambling Act and by being considered gambling would be at risk of outright ban. Thus far, in considering whether regulation or restriction is necessary, most jurisdictions have been interested in understanding the games and whether they constitute gambling under their laws or otherwise require regulation to protect the consumer. If the UK, Australia, or another jurisdiction important to CIE's social and mobile games business regulates or restricts the business, it could have material impacts on how we market our product, on the cost of associated with compliance with such regulation or, depending on the nature of the regulation, CIE could be prohibited from providing social and mobile games, all of which could have material adverse impacts on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
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

Recent changes in US tax laws, the enactment of future legislation implementing changes in the US taxation of international business activities, a change in the application of the tax laws of various jurisdictions or the adoption of other tax reform policies could materially impact CIE's financial position and results of operations.
Recent changes to US tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to US tax laws that may be enacted in the future, could impact the tax treatment of CIE’s foreign earnings. The Obama administration has made public statements indicating that it has made international tax reform a priority, and key members of the US Congress have conducted hearings and proposed legislation in the past that addresses several international tax issues. Due to the large and expanding scale of CIE's international business activities, any changes in the US taxation of such activities may increase CIE's worldwide effective tax rate and harm CIE's, and therefore CGP LLC's, financial position and results of operations. Additionally, any increase or changes in taxes in other countries where CIE has significant operations, such as Israel, could harm CIE's, and therefore CGP LLC's, financial position and results of operations.
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
CIE is no longer a member of Caesars Entertainment's consolidated group for US federal income tax purposes, which will trigger intercompany gains between CIE and Caesars Entertainment or other members of Caesars Entertainment's consolidated group. CIE could be liable for taxes owed by Caesars Entertainment for periods prior to the date CIE became deconsolidated including with respect to the intercompany gains.
Following the closing of the Rights Offering as defined in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013, Caesars Entertainment no longer owns 80% or more of the common stock of CIE, and therefore, under US federal income tax laws, CIE ceased to be a member of Caesars Entertainment’s consolidated group for US federal income tax purposes. The triggering of deferred intercompany gains between CIE and Caesars Entertainment or other members of Caesars Entertainment’s consolidated group resulted in the realization of a gain for Caesars Entertainment with respect to the WSOP assets that CIE acquired from CEOC and its subsidiaries.
After its deconsolidation from Caesars Entertainment’s consolidated group, CIE is the parent of a new consolidated group for US federal income tax purposes. Pursuant to the terms of the tax matters agreement between CIE and Caesars Entertainment (the "Tax Matters Agreement"), however, CIE may be required to make payments to Caesars Entertainment in respect of taxes owed by Caesars Entertainment for periods prior to the date CIE became deconsolidated. In addition, under US federal income tax laws, each member of a consolidated group is liable for the consolidated group’s entire tax obligation. Therefore, to the extent that Caesars Entertainment, or other members of Caesars Entertainment’s consolidated group, fail to make any US federal income tax payments required by law attributable to periods during which CIE was a member of Caesars Entertainment’s consolidated group, CIE could be liable for the shortfall. Similar principles may apply for foreign, state or local income tax purposes where CIE filed combined, consolidated or unitary returns with Caesars Entertainment or its subsidiaries for foreign, state or local income tax purposes.
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
Changes in discretionary consumer spending or consumer preferences are driven by factors beyond CGP LLC's control, such as perceived or actual general economic conditions; high energy, fuel and other commodity costs; the cost of travel; the potential for bank failures; a soft job market; an actual or perceived decrease in disposable consumer income and wealth; fears of recession and changes in consumer confidence in the economy; and terrorist attacks or other global events. CGP LLC's Casino Properties and Developments business is particularly susceptible to any such changes because CGP LLC’s properties offer, and we expect that the Horseshoe Baltimore will offer, a highly discretionary set of entertainment and leisure activities and amenities. If discretionary consumer spending declines, then CGP LLC's results of operations will be adversely impacted.

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
Some of the employees at CGP LLC's properties are represented by labor unions. A lengthy strike or other work stoppage at one of CGP LLC's properties could have an adverse effect on our business and results of operations. From time to time, we have also experienced attempts to unionize certain of our non-union employees, and we cannot provide any assurance that we will not experience additional union activity in the future. There has been significant union activity in a number of jurisdictions in which we operate, including Las Vegas and, Louisiana. For example, segments of the workforce at The Quad and Harrah’s New Orleans recently opted to be represented by the Culinary Union. If this activity further affects our workforce, it could negatively impact our profits.
CGP LLC's casino operations extend credit to its customers and may not be able to collect gaming receivables from its credit players.
CGP LLC’s properties conduct, and Horseshoe Baltimore is expected to conduct, its gaming activities on a credit basis as well as a cash basis, which credit is unsecured. Table games players typically are extended more credit than slot players, and high stakes players are typically extended more credit than patrons who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular quarter.
CGP LLC’s properties extend credit to those customers whose level of play and financial resources warrant, in the opinion of property management, an extension of credit. These receivables could have a significant impact on our results of operations if deemed uncollectible.
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
Furthermore, CGP LLC's properties are managed by subsidiaries of CEOC, which also manage other properties owned by Caesars Entertainment and its other subsidiaries, and our entertainment offerings will be determined by these management companies and not by us. If we are unable to retain our resident performers or engage replacement performers of comparable popularity on acceptable terms, or if the third parties on which we depend to determine and negotiate contracts for CGP LLC's properties’ entertainment offerings were to become incapable or unwilling to provide their services at the level agreed upon or at all, we may suffer a decline in visitors to CGP LLC's properties and a loss of profits. We also rely on other third parties to manage other entertainment offerings at CGP LLC's properties, including certain of the nightclubs, bars and restaurants. For example, the nightclub/dayclub at Cromwell, which we anticipate will be a significant attraction to that complex, will be managed by a third party. If the manager of the club becomes incapable or unwilling to manage it at the agreed upon levels, the number of guests visiting Cromwell may decrease, which would have a negative impact on our results of operations at that property.
We face the risk of fraud and cheating.
Casino gaming customers may attempt or commit fraud or cheat in order to increase winnings. Acts of fraud or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with the employees of CGP LLC's casinos. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers or other casino or gaming area staff. Failure to discover such acts or schemes in a timely manner could result in losses in gaming operations. In addition, negative publicity related to such schemes could have an adverse effect on CGP LLC's reputation, potentially causing a material adverse effect on CGP LLC's business, financial condition, results of operations and cash flows.
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
Our business may be adversely impacted by the additional gaming and room capacity in Nevada and Louisiana and by the initiation and growth of online gaming in Nevada, Louisiana and other states. In addition, our operations located in Louisiana may be adversely impacted by the expansion of gaming in Mississippi and the Gulf Coast, and our operations located in Nevada may be adversely impacted by the expansion of gaming in California. In recent years, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, CGP LLC's largest market, and competition has increased significantly. For example, CityCenter, a large development of resorts and residences, opened in December 2009, SLS Las Vegas, a 1,600 room hotel and casino, is expected to open in Fall 2014 on the northern end of the Strip near Circus Circus, and the Genting Group has announced plans to develop a 3,500 room hotel and 175,000 square foot casino called Resorts World Las Vegas, on the northern end of the Strip near Circus Circus. Also, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. MGM has announced plans for The Park, which includes a new retail and dining development on the land between New York-New York and Monte Carlo, a renovation of the Strip-front facades of both resorts and a new 20,000 seat indoor arena for sporting events and concerts operated by AEG. Construction of The Park and arena are expected to be complete in 2016. Additionally, SkyVue, a proposed 500-foot observation wheel, has been in construction since 2012. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers, including other arenas, observation wheels and a roller coaster, however, there are no details as to when or if these projects will be complete. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of CGP LLC's competitors have increased competition in many markets in which they operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect CGP LLC's financial performance.
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
CGP LLC’s properties may suffer damage caused by a casualty loss (such as fire, natural disasters and acts of war or terrorism) that could severely disrupt its business or subject it to claims by third parties who are injured or harmed. Although CGP LLC maintains insurance (including property, casualty, terrorism and business interruption insurance), that insurance may be inadequate or unavailable to cover all of the risks to which its business and assets may be exposed. Should an uninsured loss or loss in excess of insured limits occur, it could have a significant adverse impact on CGP LLC’s operations and revenues
CGP LLC renews its insurance policies on an annual basis. If the cost of coverage becomes too high, CGP LLC may need to reduce its policy limits or agree to certain exclusions from its coverage in order to reduce the premiums to an acceptable amount. Among other factors, homeland security concerns, other catastrophic events or any change in the current US statutory requirement that insurance carriers offer coverage for certain acts of terrorism could adversely affect available insurance coverage and result in increased premiums on available coverage (which may cause CGP LLC to elect to reduce its policy limits) and additional exclusions from coverage. Among other potential future adverse changes, in the future CGP LLC may elect to not, or may be unable to, obtain any coverage for losses due to acts of terrorism.

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
CGP LLC's properties also depend on the success of third parties that manage businesses within certain of CGP LLC's properties, both for the revenues derived from these businesses and for the increases in visitors to these properties as a result of the businesses. For example, we expect that the success of Cromwell will depend largely on the success of the nightclub and pool club featured at the complex, which will be managed by a third party. If this third party is not successful and does not drive visitors to the casino or hotel at Cromwell, our business and results of operations could be negatively affected.
Adverse outcomes in legal proceedings could adversely affect the Horseshoe Baltimore Casino, including a delay in construction and ultimately the opening of the casino and possible abandonment of the project.
We are involved in legal proceedings concerning environmental approvals for the Horseshoe Baltimore Casino. An action was filed in the Circuit Court for Baltimore City, Maryland on February 20, 2013 challenging the Maryland Department of the Environment's ("MDE") approval of an amendment to a cleanup plan, known as a response action plan ("RAP"), to address contamination at the Casino property (the "RAP litigation"). The RAP litigation seeks to vacate the existing RAP for the site which is required as part of our participation in MDE’s voluntary cleanup program ("VCP"). This case was dismissed by the Circuit Court for Baltimore City on November 6, 2013 and an appeal was noted on December 6, 2013. The same plaintiffs filed a citizen suit on September 19, 2013 in US District Court for the Northern Division of Maryland under the Resource Conservation and Recovery Act ("RCRA"), alleging violations of RCRA and the existence of conditions which create an imminent and substantial endangerment to human health and the environment. This case was dismissed by the court on July 16, 2014 and to date, no appeal has been taken. A third complaint was filed on August 1, 2013 in the United States District Court for the Northern Division of Maryland. This action asserts claims similar to those alleged in the state court action and other federal causes of action including alleged violations of plaintiffs’ civil rights and attempts to halt construction based on alleged defects in the RAP. This case was dismissed by the court on May 16, 2014 and to date, no appeal has been taken. Finally, complaints were filed on May 20, 2013 and July 23, 2013 respectively in state and federal court against the City of Baltimore alleging violations of water pollution control laws due to the contamination present at the property. These complaints were dismissed on September 12, 2013 and January 7, 2014, respectively.
Challenges to other environmental approvals issued by the MDE were threatened but never filed. Challenges to construction and zoning approvals and permits issued by the City of Baltimore were filed but were unsuccessful.
None of the approvals or permits we obtained have been rescinded as of the date of this Form 10-Q. The time for challenging MDE’s approval of CBAC’s modified floodplain permit expired without a challenge being filed. No rights of appeal are provided for the other permits that have been issued by MDE to CBAC. Administrative challenges to Baltimore City grading permits and zoning approvals were filed and resolved in our favor by the City. No appeal was filed with regard to the grading permits and the appeal period has lapsed. The decision of the Board of Municipal Zoning Appeals to grant variances for the site was appealed to the Circuit Court for Baltimore City by separate parties on June 20 and 24, 2013. The Circuit Court dismissed those appeals on October 11, 2013 and the challengers did not appeal the Circuit Court's decision.
Developing the Horseshoe Baltimore with other equity partners adds additional risk that may result in a material adverse effect on CGP LLC's business, financial condition and operating results.
CGP LLC indirectly holds an approximately 41% interest in CBAC Gaming. While CGP LLC can influence the management of the joint venture through its equity ownership, CGP LLC will rely on the other equity partners for providing certain funding for development of the Horseshoe Baltimore and there can be no assurances that the other equity partners will provide sufficient funding, or any funding at all. The failure of other equity partners in CBAC Gaming to provide the appropriate level of funding may result in a material adverse effect on CGP LLC's business, financial condition and operating results.
Continued growth in consumer demand for non-gaming offerings would negatively impact our gaming revenue.
Recent trends have indicated a growing shift in customer demand for non-gaming offerings, as opposed to solely gambling, when visiting Las Vegas. According to LVCVA, approximately 47% of Las Vegas visitors in 2012 indicated that their primary reason to visit was for vacation or pleasure as opposed to solely for gambling as the main attraction, up from 39% of visitors in 2008. For the six months ended June 30, 2014, approximately 57% of our gross revenues from our casino properties were from gaming sources. To the extent the demand for non-gaming offerings replaces demand for gambling, our gaming revenues will decrease, which could have an adverse impact on our business and results of operations.
Costs and complexities in the renovation of The Quad could delay its renovation and could be greater than the indemnification provided for by CEOC.
The costs and complexities of the $223 million renovation of The Quad may be greater than we anticipate. It is common with significant renovation projects to experience unexpected costs, problems and delays during construction, development and operational start-up. To the extent such expenses are greater than the indemnification provided by CEOC under the Acquired Properties Transaction Agreement, we would be liable for such excess. There is no guarantee that CEOC will be able to pay the indemnities required under the Acquired Properties Transaction Agreement. Any failure to make such payments and any delays in opening the project could have an adverse impact on our business and results of operations.
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
After October 21, 2016, Caesars Entertainment will have the right, which it may assign to any of its affiliates or to any transferee of all non-voting units of CGP LLC held by Caesars Entertainment, to acquire all or a portion of the voting units of CGP LLC (or, at our option, shares of CAC’s Class A common stock) not otherwise owned by Caesars Entertainment at such time. As a result, you may be forced to sell your shares of CAC’s Class A common stock on little notice and at a value that may cause you to realize a loss. The exercise of this right by Caesars Entertainment will result in you receiving consideration entirely or partly in the form of stock of Caesars Entertainment, which may be a tax-free reorganization for US federal income tax purposes in certain circumstances. If the exchange is not a tax-free reorganization, you may recognize gain or loss for US federal income tax purposes on such exchange depending on the amount of cash and the value of the stock of Caesars Entertainment you receive in such exchange and the adjusted tax basis of your shares of CAC’s Class A common stock. There can be no assurances that the stock of Caesars Entertainment will maintain its value from the time of Caesars Entertainment’s exercise of the call right or be part of an active trading market. As a consequence, you may be forced to dispose of the stock of Caesars Entertainment at a great loss.
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
Following October 21, 2018 and until April 21, 2022, our Board will have the right to cause a liquidation of CGP LLC, including the sale or winding up of CGP LLC or other monetization of all of its assets. On April 21, 2022 (unless otherwise agreed by Caesars Entertainment and CAC), if our Board has not previously exercised its liquidation rights, CGP LLC shall, and our Board shall cause CGP LLC to, effect a liquidation. Because the liquidation will occur on a set schedule, it is possible that regulations or market factors at the time of liquidation may impede the ability to liquidate the assets of CGP LLC. If CGP LLC is unable to liquidate portions of its assets, proceeds from the liquidation will be negatively impacted. Moreover, the forced liquidation does not preserve the flexibility to maximize the value of CGP LLC’s assets in a sale by waiting for an advantageous time. In addition, CAC’s allocable portion of the gain (if any) on the liquidation of the assets of CGP LLC will generally be subject to US federal income tax at the regular corporate rate. As a result, you may receive less than the full value of your Class A common stock should liquidation occur on April 21, 2022.
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
Hamlet Holdings beneficially owns approximately 66.3% of our Class A common stock. Hamlet Holdings has the power to control our Board. Moreover, Hamlet Holdings has the ability to vote on any transaction that requires the approval of our Board or our stockholders, including the approval of significant corporate transactions such as mergers and the sale of substantially all of our assets. In addition, Hamlet Holdings, the members of which are comprised of three individuals affiliated with Apollo and two individuals affiliated with TPG, as of the date hereof beneficially own approximately 60.7% of Caesars Entertainment’s common stock and controls Caesars Entertainment. As a result, even though an independent committee of the Board of Caesars Entertainment may make decisions with regard to development opportunities for CGP LLC, Hamlet Holdings is in a position to exert a significant influence over both of CAC and Caesars Entertainment and the direction of their business and operations.
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
Many jurisdictions also require any person who acquires beneficial ownership of more than a certain percentage of voting securities of a gaming company and, in some jurisdictions, non-voting securities, typically 5%, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for "institutional investors" that hold a company’s voting securities for investment purposes only. Under Maryland gaming laws, we may not sell or otherwise transfer more than 5% of the legal or beneficial interest in Horseshoe Baltimore without the approval of the Maryland Lottery and Gaming Control Commission, or the Maryland Commission, after the Maryland Commission determines that the transferee is qualified or grants the transferee an institutional investor waiver. Some jurisdictions may also limit the number of gaming licenses in which a person may hold an ownership or a controlling interest and in Maryland an individual or business entity may not own an interest in more than one video lottery facility. It is unclear whether and to what extent such prohibitions will apply to online real money gaming operations when and if such operations become legal in US jurisdictions other than Nevada, New Jersey, and Delaware.
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
Item 2. Unregistered Sales of Equity Securities and use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Federal Investigation
In recent years, governmental authorities have been increasingly focused on AML policies and procedures, with a particular focus on the gaming industry. As an example, a major gaming company recently settled a US Attorney investigation into its AML practices. On October 11, 2013, a subsidiary of Caesars Entertainment, Desert Palace, Inc. (the owner of Caesars Palace), received a letter from the FinCEN, stating that FinCEN is investigating Caesars Palace for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Additionally, Caesars Entertainment has been informed that a federal grand jury investigation related to the Company's anti-money laundering practices and procedures is ongoing. Caesars Entertainment is fully cooperating with both the FinCEN and grand jury investigations. Based on proceedings to date, Caesars Entertainment is currently unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Omnibus License and Enterprise Services Agreement, dated as of May 20, 2014, by and among Caesars Enterprise Services, LLC, Caesars Entertainment Operating Company, Inc., Caesars Entertainment Resort Properties LLC and Caesars Growth Properties Holdings, LLC.	—	8-K	—	2.1	5/21/2014

3.1	First Amended and Restated Certificate of Incorporation of Caesars Acquisition Company, dated October 21, 2013.	—	10-Q	9/30/13	3.1	11/20/2013

3.2	Amended and Restated Bylaws of Caesars Acquisition Company, adopted October 21, 2013.	—	10-Q	9/30/13	3.2	11/20/2013

10.1†	Management Agreement, dated as of May 20, 2014, by and between Harrah’s New Orleans Management Company, Jazz Casino Company, L.L.C., and solely for purposes of Article VII and Sections 16.1.2, 17.5.5, 17.7.3, 17.7.4, 17.7.5, 18.3 and 19.2, Caesars License Company, LLC.	—	8-K	—	10.1	05/21/14

10.2	Second Lien Intercreditor Agreement, dated as of May 20, 2014, by and among Credit Suisse AG, Cayman Islands Branch, as credit agreement agent and U.S. Bank National Association, second priority agent.	—	8-K	—	10.2	05/21/14

10.3
Collateral Agreement (First Lien), dated as of May 20, 2014, by and among Caesars Growth Properties Holdings, LLC, as borrower, Caesars Growth Properties Finance, Inc., PHWLV, LLC, TSP Owner LLC, Caesars Growth Cromwell, LLC, Caesars Growth Quad, LLC, 3535 LV NewCo, LLC, Caesars Growth Bally’s LV, LLC, FHR NewCo, LLC, LVH NewCo, LLC, Flamingo-Laughlin NewCo, LLC, Parball NewCo, LLC, Caesars Growth Harrah’s New Orleans, LLC, Jazz Casino Company, L.L.C., JCC Holding Company II LLC, Caesars Growth PH Fee, LLC, Caesars Growth PH, LLC and JCC Fulton Development, L.L.C. as subsidiary parties, and Credit Suisse AG, Cayman Islands Branch, as collateral agent.
		—	8-K	—	10.3	05/21/14

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.4
Collateral Agreement (Second Lien), dated as of May 20, 2014, by and among Caesars Growth Properties Holdings, LLC and Caesars Growth Properties Finance, Inc., as issuers, PHWLV, LLC, TSP Owner LLC, Caesars Growth Cromwell, LLC, Caesars Growth Quad, LLC, 3535 LV NewCo, LLC, Caesars Growth Bally’s LV, LLC, FHR NewCo, LLC, LVH NewCo, LLC, Flamingo-Laughlin NewCo, LLC, Parball NewCo, LLC, Caesars Growth Harrah’s New Orleans, LLC, Jazz Casino Company, L.L.C., JCC Holding Company II LLC, Caesars Growth PH Fee, LLC, Caesars Growth PH, LLC and JCC Fulton Development, L.L.C. as subsidiary parties, and U.S. Bank National Association, as collateral agent.
		—	8-K	—	10.4	05/21/14

10.5	Registration Rights and Cooperation Agreement by and between Caesars Acquisition Company and Caesars Entertainment Operating Company, Inc., dated as of August 6, 2014.	—	8-K	—	10.1	08/07/14

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2014.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2014	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2014.	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2014.	X

99.1	Combined and Consolidated Condensed financial information of Caesars Growth Partners, LLC as of June 30, 2014 and December 31, 2013 and for the period from January 1, 2014 through June 30, 2014.	X

*101	The following financial statements from the Company’s Form 10-Q for the three and six months ended June 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statement of Stockholders’ Equity, (iv) Consolidated Statement of Cash Flows, (v) Notes to Consolidated Financial Statements.	—	—	—	—	—

*	Furnished herewith.
†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ACQUISITION COMPANY

August 13, 2014	By:	/S/ TROY J. VANKE
Troy J. Vanke
Chief Accounting Officer