Form 10-Q
period 2014-09-30
Caesars Acquisition Co
filed 2014-11-14
CIK 1575879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2014
Class A Common Stock, $0.001 par value	136,386,894

CAESARS ACQUISITION COMPANY

Caesars Growth Partners, LLC and its subsidiaries have proprietary rights to a number of trademarks used in this Quarterly Report on Form 10-Q that are important to its business, including, without limitation, World Series of Poker, Playtika Ltd., Slotomania and Bingo Blitz. In addition, Caesars Entertainment Corporation (our joint venture partner in Caesars Growth Partners, LLC) and its subsidiaries have proprietary rights to, among others, Caesars, Caesars Entertainment, Caesars Palace, Harrah’s, Total Rewards, Horseshoe, Paris Las Vegas, Flamingo and Bally's. We have omitted the registered trademark (®) and trademark (™) symbols for such trademarks named in this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
CAESARS ACQUISITION COMPANY
CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except par value and share data)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$—	$—
Receivables, net	—	2.5
Prepayments and other current assets	15.4	1.1
Total current assets	15.4	3.6

Equity method investment in Caesars Growth Partners, LLC	1,010.1	1,141.9
Deferred tax assets	—	2.1
Total assets	$1,025.5	$1,147.6

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$1.4
Payable to related party	—	0.1
Accrued expenses	0.1	—
Deferred tax liabilities	0.4	0.4
Total current liabilities	0.5	1.9

Deferred tax liabilities	23.8	—
Total liabilities	24.3	1.9

Commitments and contingencies (Note 6)

Equity
Common stock: $0.001 par value; 300,000,000 Class A shares and 900,000,000 Class B shares authorized; 135,771,882 Class A shares issued and outstanding at September 30, 2014 and December 31, 2013	0.1	0.1
Additional paid-in capital	983.2	1,141.1
Retained earnings	17.9	4.5
Total stockholders' equity	1,001.2	1,145.7
Total liabilities and stockholders' equity	$1,025.5	$1,147.6

See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions, except per share data)

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenues	$—	$—
Operating expenses	2.1	16.2
Loss from operations	(2.1)	(16.2)

Income from equity method investment in Caesars Growth Partners, LLC	24.9	55.5
Income before provision for income taxes	22.8	39.3
Provision for income taxes	(20.0)	(25.9)
Net income	2.8	13.4
Other comprehensive income, net of income taxes	—	—
Comprehensive income	$2.8	$13.4

Earnings per share - basic and diluted	$0.02	$0.10
Weighted average common shares outstanding - basic and diluted	135.8	135.8

See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In millions)

	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2013	$0.1	$1,141.1	$4.5	$1,145.7

Net income	—	—	13.4	13.4
Stock-based compensation	—	1.8	—	1.8
Investment in notes from related party	—	(159.7)	—	(159.7)

Balance at September 30, 2014	$0.1	$983.2	$17.9	$1,001.2

See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In millions)

Nine Months Ended September 30, 2014
Cash flows from operating activities
Net income	$13.4
Adjustments to reconcile net income to cash flows provided by operating activities
Income from equity method investment in Caesars Growth Partners, LLC	(55.5)
Distribution from equity method investee Caesars Growth Partners, LLC	27.6
Stock-based compensation	1.8
Deferred income taxes	25.9
Change in assets and liabilities:
Receivables, net	2.5
Prepayments and other current assets	(14.3)
Accounts payable	(1.4)
Payable to related party	(0.1)
Accrued expenses	0.1
Cash flows provided by operating activities	—
Cash flows from investing activities	—
Cash flows from financing activities	—
Net change in cash and cash equivalents	—
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$—

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
Basis of Presentation
Our unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of expenses during the reporting periods. Management believes the accounting estimates are appropriate and reasonably determined. However, due to the inherent uncertainties in making these estimates, actual amounts could differ.
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
As CAC's only material asset on the Condensed Balance Sheets is its equity method investment in CGP LLC, segment reporting is not applicable. Given the significance of the investment in CGP LLC to the financial position and results of operations of CAC, we have elected to include interim selected financial information of CGP LLC as an exhibit to this quarterly report. CAC had no activity from its formation date of February 25, 2013 through October 21, 2013, the date of the completion of the transactions described in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013.
In May 2014, indirect subsidiaries of CGP LLC acquired JCC Holding Company II, LLC and its subsidiaries (collectively known as "Harrah's New Orleans"), 3535 LV Corporation (formerly known as "The Quad" and recently rebranded as "The LINQ Hotel & Casino"), indirect subsidiaries of Parball Corporation (collectively known as "Bally's Las Vegas") and Corner Investment Company, LLC and its subsidiaries (collectively known as "Cromwell") from Caesars Entertainment Operating Company, Inc. ("CEOC"). Because these acquisitions were accounted for as transactions among entities under common control, the financial information for CGP LLC has been recast to include the financial results for these properties as if those businesses were combined into the CGP LLC reporting entity for all periods presented. Income recognized by CAC from its equity method investment in CGP LLC was not impacted or adjusted as a result of recasting the historical financial information of CGP LLC.
Significant Accounting Policies
Stock-based Compensation
CAC grants stock-based compensation awards in CAC Class A common stock, par value $0.001 per share (the "Common Stock") to certain officers, employees, directors, individual consultants and advisers of the Company and its subsidiaries under the Caesars Acquisition Company 2014 Performance Incentive Plan ("the PIP Plan"). The PIP Plan is intended to promote the success of the Company and to increase stockholder value by providing an additional means, through the grant of awards, to attract, motivate, retain and reward employees and other eligible persons. The PIP Plan provides for the plan to be administered by the Human Resources Committee of the Board of Directors of Caesars Acquisition Company (the "HRC"). Through September 30, 2014, CAC has granted restricted stock units ("RSUs") to certain of its employees and directors. The RSUs are classified as equity-classified instruments and are therefore measured at their fair value at their date of grant. A description of the components of the PIP Plan is provided in Note 8 — Stock-based Compensation.

Note 2 — Recently Issued Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance amending the existing requirements for disclosing information about an entity's ability to continue as a going concern. The new guidance will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. The amendments in this guidance are effective for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations and are evaluating the date of adoption.
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

1.
First, to the voting units held by CAC, to the extent of contributed capital and an annually compounded preferred return of 10.5% on the invested portion of CAC’s contributed capital (“minimum guaranteed return”);

2.
Second, to the non-voting units held by Caesars Entertainment and/or its subsidiaries until Caesars Entertainment catches up (on a per unit basis) to its respective amount distributed in provision (1) (including the 10.5% per annum return on investment); and

3.	Finally, to all unit holders on a pro-rata basis based on ownership.
Our earnings during the nine months ended September 30, 2014, were equal to our preferred return of 10.5% of capital invested by CGP LLC.

Our investee, CGP LLC, had the following financial results, recast for the May 2014 acquisitions, as of or for the periods indicated:

(In millions)	Nine Months Ended September 30, 2014
Statement of Operations
Revenues
Interactive Entertainment	$430.4
Casino Properties and Developments	910.3
Net revenues	1,340.7
Operating expenses
Interactive Entertainment - Direct	122.0
Casino Properties and Developments - Direct	439.8
Property, general, administrative and other	505.2
Write-downs, reserves and project opening costs, net of recoveries	34.3
Management fees payable to related parties	24.7
Depreciation and amortization	98.8
Change in fair value of contingently issuable non-voting membership units	(7.9)
Change in fair value of contingent consideration	32.7
Total operating expenses	1,249.6
Income from operations	91.1
Interest expense, net of interest capitalized	(123.8)
Interest income	1.0
Interest income - related party	119.2
Impairment of investment in notes from related party	(63.5)
Gain on sale of investment in notes from related party	99.4
Loss on extinguishment of debt	(23.8)
Other expense, net	(0.1)
Income from continuing operations before provision for income taxes	99.5
Provision for income taxes	(31.9)
Net income from continuing operations	67.6
Discontinued operations
Loss from discontinued operations, including $1.4 million of gain on disposal	(15.7)
Benefit from income taxes related to discontinued operations	0.1
Net loss from discontinued operations	(15.6)
Net income	52.0
Net loss attributable to non-controlling interests	14.5
Net income attributable to Caesars Growth Partners, LLC	$66.5

Balance Sheet Data	September 30, 2014	December 31, 2013
Current assets	$1,134.7	$1,206.6
Long-term assets	3,638.5	4,240.2
Current liabilities	503.9	333.6
Long-term liabilities	2,734.4	1,648.2
Redeemable non-controlling interests	2.8	3.9
Non-redeemable non-controlling interests	39.1	44.8
Correction of Prior Period Stock-based Compensation
CGP LLC includes stock-based compensation expense as a component of Property, general, administrative and other expenses in the financial statements above. In February 2014, the HRC approved a liquidity plan, setting forth the terms and conditions upon which Caesars Interactive Entertainment, Inc. ("Caesars Interactive" or "CIE") may elect to purchase, or cause to be purchased, CIE owned shares and/or shares underlying options, RSUs or warrants ("deemed held shares") held by eligible individuals, from time to time, during the term of the plan, and providing the eligible individuals with a market for their CIE shares and/or deemed held shares.

During the first and third quarters of 2014, the HRC approved, and CIE offered, certain holders of vested options the ability to exercise their options and, immediately subsequent to exercise, sell those shares back to CIE, consistent with the terms of the liquidity plan. While the offer to buy shares by CIE and the acceptance by the holders of vested options were completely discretionary, CIE concluded that, based upon these discretionary offers, certain of its options should have been modified to be accounted for as liability-classified awards during the first quarter of 2014. Effectively, we have determined to account for the subject stock options as if CIE has a conditional obligation to settle such options in cash at some future date, pursuant to the liquidity plan. However, (i) the liquidity plan is fully at CIE's discretion, (ii) requires additional approval by the HRC for all future purchases and (iii) makes no commitment that any specific employees will be permitted to participate in future shares or deemed share purchases, if any. Prior to this correction, two-thirds of these options were already being accounted for as liability-classified awards due to other terms associated with the options.
As a result of this correction, $19.6 million of expense was recorded during the third quarter of 2014 which related to the prior quarters of 2014. The correction represents a non-cash expense adjustment, therefore the correction has no impact on CGP LLC's cash flows from operations, cash flows from financing activities or Adjusted Earnings before Interest Income/Expense, Income Taxes, Depreciation and Amortization ("EBITDA") for any period presented herein. Likewise, the adjustments have no impact on the financial statements of the Company for any period presented as CAC has recorded income from its investment in CGP LLC based upon its minimum guaranteed return.
Note 4 — Stockholders’ Equity and Earnings per Share
Stockholders' Equity
Common Stock
As of both September 30, 2014 and December 31, 2013, CAC had issued a total of 135,771,882 shares of Class A common stock and no shares of Class B common stock.
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
Investment in Notes from Related Party
On August 6, 2014, CGP LLC effectuated a distribution of its 5.75% and 6.50% face value aggregate principal amount of notes previously issued by CEOC ("CEOC Notes") as a dividend to its members, pro-rata based upon each member’s ownership percentage in CGP LLC (the “Notes Distribution”) (see Note 9 — Related Party Transactions). In connection with the Notes Distribution, CAC, as a member of CGP LLC, received $137.5 million in aggregate principal amount of the 6.50% CEOC Notes, maturing June 1, 2016, and $151.4 million in aggregate principal amount of the 5.75% CEOC Notes, maturing October 1, 2017. Both of these notes are included as a component of Additional paid-in capital in our Condensed Balance Sheets and Condensed Statement of Stockholders' Equity along with interest receivable at the distribution date. These notes will be held at the distributed value with no subsequent fair value adjustments or recognition of interest income.

Earnings per Share ("EPS")
Basic EPS is calculated by dividing net income by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans using the treasury stock method.
The following table summarizes the computations of Basic EPS and Diluted EPS (in millions, except per share data):

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
Net income	$2.8		$13.4

Shares used to compute EPS:
Weighted average common stock outstanding - basic	135.8		135.8
Dilutive potential common shares	—	*	—	*
Weighted average common stock outstanding - diluted	135.8		135.8

Earnings per share:
Basic	$0.02		$0.10
Diluted	$0.02		$0.10
_________________________________
*Rounds to zero and does not change weighted average common stock outstanding - diluted total.
There was an immaterial amount of anti-dilutive shares excluded from the computation of diluted income per share for both the three and nine months ended September 30, 2014.
Note 5 — Income Taxes
Total income taxes were allocated as follows:

(In millions)	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Income tax provision on income before income taxes	$20.0	$25.9
We classify reserves for tax uncertainties separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions and potential interest or penalties associated with those liabilities. At September 30, 2014, we had no such reserves.
Income taxes are recorded under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating income and tax credit carryforwards. Our equity-method investee, CGP LLC, is a partnership for income tax purposes so the deferred tax assets and liabilities recognized by CAC are also impacted by the expected future tax consequences of temporary differences at CGP LLC.
The effective tax rates for the three and nine months ended September 30, 2014 were 87.7% and 65.9%, respectively, which differ from the federal statutory tax rate of 35% primarily due to a federal valuation allowance recorded against deferred tax assets related to the basis difference in the investment in notes from related party.
We file income tax returns with federal and state jurisdictions. The 2013 tax year is open for examination for CAC's federal and state jurisdictions.
Note 6 — Litigation and Other Matters
From time to time, CAC, Predecessor Growth Partners (as defined in the unaudited combined condensed financial statements of Predecessor Growth Partners contained within this quarterly report), or CGP LLC may be subject to legal proceedings and claims in the ordinary course of business.
Baltimore, Maryland Property Development
Multiple lawsuits have been filed against CBAC Gaming, LLC and CBAC Borrower, LLC, which is wholly-owned by CBAC Gaming, LLC (collectively, "CBAC"), the joint venture that developed Horseshoe Baltimore Casino in Maryland ("Horseshoe Baltimore"), the City of Baltimore, the Maryland Department of the Environment ("MDE"), and other parties in relation to the location and the development of Horseshoe Baltimore, which opened to the public in August 2014. These cases allege violations of various environmental laws, violations of zoning laws and public nuisance, among other claims. Although CAC, Predecessor Growth Partners, and CGP LLC believe that they have adequate defenses to these claims, an adverse judgment could result in additional costs.
In November 2012, the MDE granted approval of CBAC's amended response action plan ("RAP") under MDE's Voluntary Cleanup Program in connection with the redevelopment of the location for Horseshoe Baltimore. On February 20, 2013, a group of local residents working with the non-profit Inner Harbor Stewardship Foundation (the "Foundation") filed a complaint in the Maryland Circuit Court challenging the legality of the MDE's approval of the amended RAP. In the case, known as Ruth Sherrill, et al. v. State of Maryland Department of the Environment, et al., the Plaintiffs claimed that the amended RAP was approved without complying with the public notice and participation requirements of Maryland law. The plaintiffs sought additional public notice and participation, and to obtain an injunction on, among other things, any construction activities at the site pending the resolution of the case and later amended their complaint to add a claim of public nuisance. On March 14, 2013, the court denied the plaintiffs' motion for a Temporary Restraining Order and Preliminary Injunction ("TRO"). The plaintiffs' appeal of the TRO ruling was dismissed. CBAC filed a motion to dismiss the plaintiffs' amended complaint and a hearing was held on the motion on June 14, 2013. The amended complaint was dismissed on November 6, 2013. The plaintiffs filed a notice of appeal on December 6, 2013 and oral arguments were heard on October 3, 2014 without issuance of a decision.
The plaintiffs also filed a citizen suit on September 19, 2013, under and alleging violations of 42 U.S.C. §§ 6972(a)(1)(A) and (a)(1)(B) of the Resource Conservation and Recovery Act against CBAC, the City of Baltimore, and the Maryland Chemical Company, the former owner and operator of the site. The defendants filed motions to dismiss on October 15, 2013 for lack of subject matter jurisdiction and failure to state a claim to which plaintiffs responded on November 1, 2013. On July 16, 2014, the court granted the defendant’s respective motions to dismiss without prejudice and a notice of appeal of the dismissal was filed on August 13, 2014. A briefing or hearing schedule has not been set.
CEOC First and Second Lien Note Holder Litigation
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the CEOC 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit in the Court of Chancery in the State of Delaware against CAC, CGP LLC, CEC, CEOC, Caesars Entertainment Resort Properties, LLC ("CERP"), Caesars Enterprise Services, LLC ("CES"), Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (i) an award of money damages; (ii) to void certain transfers, the earliest of which dates back to 2010; (iii) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (iv) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (v) to impose a constructive trust or equitable lien on the transferred assets; and (vi) an award to plaintiffs for their attorneys’ fees and costs. CAC believes this lawsuit is without merit and will defend itself vigorously. A motion to dismiss this action was filed by CAC and other defendants on September 23, 2014, and plaintiff Wilmington Savings Fund responded to that motion on October 17, 2014. A hearing on defendants' motion is currently scheduled for December 5, 2014.
On August 5, 2014, CEC along with CEOC filed a lawsuit in the Supreme Court of the State of New York, County of New York, against certain institutional CEOC first and second lien note holders. The complaint states that such institutional first and second lien note holders have acted against the best interests of CEOC and other creditors, including for the purpose of inflating the value of their credit default swap positions or improving other unique securities positions. The complaint asserts claims for tortious interference with prospective economic advantage, declaratory judgment and breach of contract and seeks, among other things, (i) money damages (ii) a declaration that no default or event of default has occurred or is occurring and CEC and CEOC have not breached their fiduciary duties or engaged in fraudulent transfers or other violation of law, and (iii) a preliminary and permanent injunction prohibiting the defendants from taking further actions to damage CEC or CEOC. CEC and CEOC filed an amended complaint in September 2014 adding successor trustee Wilmington Savings Fund Society, FSB as an additional defendant, and also expanded upon certain of CEC's and CEOC's affirmative claims. The defendants moved to dismiss this action on October 15, 2014. We have been informed by CEC and CEOC that they will oppose that motion.
Note 7 — Supplemental Cash Flow Information
There was no interest expense incurred or cash paid for interest during the period presented.
CAC's expenses incurred in the normal course of business are expected to be paid by CGP LLC on behalf of CAC in accordance with the CGP Operating Agreement. During the three and nine months ended September 30, 2014, CGP LLC paid $0.7 million and $27.6 million, respectively, in tax and general expenses on behalf of CAC which were accounted for as distributions from CGP LLC to CAC.

Note 8 — Stock-based Compensation
On April 9, 2014, the Board of Directors (the "Board") of the Company approved the PIP Plan, subject to approval of the PIP Plan by the Company’s stockholders. The PIP Plan was approved by the Company's stockholders on May 8, 2014. The HRC will administer the PIP Plan. Under the PIP Plan, the Company is authorized to grant stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, cash awards, rights to purchase or acquire shares or similar securities in the form of or with a value related to our Common Stock, to officers, employees, directors, individual consultants and advisers of the Company and its subsidiaries. The PIP Plan will terminate ten years after approval by the Board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares of our Common Stock that may be delivered pursuant to awards under the PIP Plan is 3,000,000.
Restricted Stock Units
On April 9, 2014, grants of RSUs to certain eligible individuals were approved by the HRC in accordance with the PIP Plan and the grants became effective based upon the May 8, 2014 stockholder approval of the PIP plan. For accounting purposes, the grants were determined to occur in connection with the stockholder approval of the PIP plan. Additionally, on July 30, 2014 another grant of RSUs to eligible individuals was approved. These grants all are subject to vesting over five-month, three-and-one-half-year or four-year vesting periods. RSUs subject to a five-month vesting period vested on October 9, 2014. RSUs subject to a three-and-one-half-year vesting period vest 25% on October 21 in each year 2014, 2015, 2016 and 2017. RSUs subject to a four-year vesting period vest 25% on each of the first four anniversaries of the grant date. The awards are considered equity-classified awards, and will be recognized as a component of Additional paid-in capital in the Condensed Balance Sheets.
The following is a summary of CAC’s RSU activity for the period January 1, 2014 through September 30, 2014:

	Shares	Fair Value(1)
Outstanding at January 1, 2014	—
Granted (RSUs)	646,044	$13.45
Canceled (RSUs)	—	$—
Outstanding at September 30, 2014	646,044
_____________________
(1) Represents the weighted average grant date fair value per RSU.
As of September 30, 2014, there was approximately $6.9 million of total unrecognized compensation cost related to RSUs granted under the PIP Plan, which is expected to be recognized over a weighted average remaining period of 3.2 years using the straight-line method.
For the period May 8, 2014 through September 30, 2014, total compensation expense recorded in earnings for RSUs granted under the PIP Plan was $1.8 million, including $1.2 million for the three months ended September 30, 2014. This expense is included in Operating expenses in the Condensed Statements of Comprehensive Income.
Stock Options
On October 7, 2014, certain eligible individuals were granted a total of 725,000 options to purchase shares in accordance with the PIP Plan. See Note 10 — Recent Developments and Subsequent Events for further discussion.
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

We recognized expenses of $1.4 million and $2.9 million in Operating expenses during the three and nine months ended September 30, 2014, respectively, related to the services provided in connection with the CGP Management Services Agreement. The majority of the services provided by CEOC pursuant to the CGP Management Services Agreement will be subsumed by the Omnibus License and Enterprise Services Agreement entered into in connection with the formation of CES as further discussed below.
Share-based Payments to Non-employees of CAC or CGP LLC
On April 9, 2014, the Board approved the CAC Equity-Based Compensation Plan for CEC Employees for officers and employees of CEC and its subsidiaries, as well as certain other individual consultants and advisers of the Company and its subsidiaries (the "Equity Plan"). CEC will administer the Equity Plan. Under the Equity Plan, CEC is authorized to grant stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, cash awards, rights to purchase or acquire shares or similar securities in the form of or with a value related to our Common Stock to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries. The Equity Plan will terminate ten years after approval by the Board. Subject to adjustments in connection with certain changes in capitalization, the maximum value of the shares of our Common Stock that may be delivered pursuant to awards under the Equity Plan is $25.0 million.
On May 8, 2014, CEC granted awards to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries in accordance with the Equity Plan to reward and provide incentive for services provided in their capacity, promote the success of CGP LLC, and more closely align the interests of such individuals with those of the stockholders of the Company. Awards under this plan vest one-third on each of October 21, 2014, 2015 and 2016. Expense associated with the vesting of such awards is recorded as management fee expense by CGP LLC, totaling $4.6 million and $7.3 million, respectively, for the three and nine months ended September 30, 2014. Upon issuance of shares pursuant to this plan, such shares will be contributed to CGP LLC by CAC as additional investment into that entity, at which time CGP LLC will settle its management fee obligation with CEC and its subsidiaries through a distribution of such shares to CEC. Also upon issuance of shares pursuant to this plan, CGP LLC will issue an equivalent number of voting units in CGP LLC and distribute those units to CAC. As CAC will receive voting units in CGP LLC in exchange for the shares of CAC issued pursuant to this plan, there is no expected dilutive impact to CAC's EPS (see Note 4 — Stockholders’ Equity and Earnings per Share and Note 10 — Recent Developments and Subsequent Events).
Formation of Caesars Enterprise Services, LLC
On May 20, 2014, CEOC, CEC, CERP, and Caesars Growth Properties Holdings, LLC ("CGPH") (together the “Members” and each a “Member”) entered into a services joint venture, CES. CES manages certain Enterprise Assets (as defined hereafter) and the other assets it owns, licenses or controls, and employs certain of the corresponding employees and other employees who previously provided services to CEOC, CERP and CGPH, their affiliates and their respective properties and systems under each property’s corresponding property management agreement. Corporate expenses that are not allocated to the properties directly are allocated by CES to CEOC, CERP, and CGPH according to their allocation percentages (initially 70.0%, 24.6% and 5.4%, respectively), subject to annual review. Operating expenses are allocated to each Member with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements. On October 1, 2014, CES began operations in Nevada, New Jersey and certain other jurisdictions in which regulatory approval had been received or was not required. The enhancement of CES operations described above in other jurisdictions may be subject to regulatory and other approvals in such jurisdictions.
Omnibus License and Enterprise Services Agreement
On May 20, 2014, the Members entered into an Omnibus License and Enterprise Services Agreement (the “Omnibus Agreement”), which granted licenses to the Members and certain of their affiliates in connection with the implementation of CES. Initial contributions by the Members included cash contributions by CERP and CGPH of $42.5 million and $22.5 million, respectively. The Members will transition certain executives and employees to CES and the services of such employees will be available as part of CES’s provision of services to the Members and certain of their affiliates that own properties that require CES services under the Omnibus Agreement.
Under the Omnibus Agreement, CEOC, Caesars License Company, LLC (“CLC”), Caesars World, Inc. (“CWI”), CGPH and certain of their subsidiaries that are the owners of their properties granted CES a non-exclusive, irrevocable, world-wide, royalty-free license in and to all intellectual property owned or used by such licensors, including all intellectual property (a) currently used, or contemplated to be used, in connection with the properties owned by the Members and their respective affiliates, including any and all intellectual property related to the Total Rewards program, and (b) necessary for the provision of services contemplated by the Omnibus Agreement and by the applicable management agreement for any such property (collectively, the “Enterprise Assets”).

CES granted to the properties owned or controlled by the Members, and their respective affiliates, non-exclusive licenses to the Enterprise Assets. CES granted to CEOC, CLC, CWI, CGPH and the properties owned or controlled by the Members, including us, licenses to any intellectual property that CES develops or acquires in the future that is not derivative of the intellectual property licensed to it. CES also granted to CEOC, CLC, CWI and CGPH a non-exclusive license to intellectual property specific to the properties controlled by CGPH, CERP and their subsidiaries for any uses consistent with the uses made by CEOC, CLC, CWI and CGPH with respect to such intellectual property prior to the date of the Omnibus Agreement.
Investment in Notes from Related Party
On August 6, 2014, CGP LLC effectuated a distribution of its 5.75% and 6.50% face value aggregate principal amount of CEOC Notes as a dividend to its members, pro-rata based upon each member’s ownership percentage in CGP LLC. At the date of distribution, the fair value of CGP LLC's investment in the CEOC Notes was below its amortized cost basis. As a result, CGP LLC recorded an impairment charge of $63.5 million immediately prior to the Notes Distribution to release losses that had been accumulated in equity, given that CGP LLC would not recover its amortized cost basis in the CEOC Notes. In connection with the Notes Distribution, CAC, as a member of CGP LLC, received $137.5 million in aggregate principal amount of the 6.50% CEOC Notes, maturing June 1, 2016, and $151.4 million in aggregate principal amount of the 5.75% CEOC Notes, maturing October 1, 2017. Both of these notes are included as a component of Additional paid-in capital in our Condensed Balance Sheets and Condensed Statement of Stockholders' Equity along with interest receivable at the distribution date. These notes will be held at the distributed value with no subsequent fair value adjustments or recognition of interest income.
The fair value of this distribution reduces the deployed capital upon which CAC is entitled to earn a minimum guaranteed return prospectively from the August 6, 2014 distribution date.
Note 10 — Recent Developments and Subsequent Events
Because significant recent developments and subsequent events related to our equity method investee could be impactful to our financial performance, we have elected to include disclosure of such items herein.
Proposed Development of Woodbury Casino, LLC
On June 30, 2014, CGP submitted its application to the New York State Gaming Facility Location Board for a gaming license to develop Caesars New York, an $880.0 million casino resort in Woodbury, NY. If approved, the property will be managed by Caesars Entertainment and its affiliates. The proposed resort will include approximately 300 hotel rooms, suites and villas, 2,560 slot machines, 190 table games and 50 poker tables. Caesars New York will also include entertainment space, suited for business meetings, celebrations, entertainment and World Series of Poker circuit events. In addition, the resort will feature various food and beverage options that are similar to those at existing CGP LLC properties.
Equity and Equity Awards
On October 7, 2014, certain eligible individuals were granted a total of 725,000 options to purchase shares in accordance with the PIP Plan. These options have a strike price of $9.25 and 100% of these options vest on October 7, 2016. The options are considered equity-classified awards.
During October 2014, the first tranches of RSU awards under the PIP Plan and under the Equity Plan vested. Pursuant to these vesting events, CAC issued approximately 615,000 shares. In accordance with the CGP Operating Agreement, CGP LLC issued an equivalent number of Class A voting units to CAC, such that the number of shares of CAC stock outstanding equals the number of Class A voting units of CGP LLC owned by CAC. As a result, CAC's economic ownership of CGP LLC increased from approximately 42.36% to 42.47%.

COMBINED CONDENSED FINANCIAL STATEMENTS OF PREDECESSOR GROWTH PARTNERS
(UNAUDITED)
EXPLANATORY NOTE
Upon the completion of the transactions described in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013, Caesars Acquisition Company's ("CAC") only material asset is its interest in Caesars Growth Partners, LLC ("CGP LLC") which is accounted for using the equity method of accounting. The assets and entities that were acquired by or contributed to CGP LLC in connection with those transactions, as well as the Acquired Properties as defined in Note 1 — Description of Business and Summary of Significant Accounting Policies (collectively referred to as "Predecessor Growth Partners" for periods presented prior to October 21, 2013) are considered to be the predecessor to CAC. Therefore, we have included the unaudited combined condensed financial statements of Predecessor Growth Partners in this quarterly report on Form 10-Q as if those businesses and assets were combined into one reporting entity for the periods presented.
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

PREDECESSOR GROWTH PARTNERS
COMBINED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions)

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenues
Interactive Entertainment
Social and mobile games	$74.7	$212.0
WSOP and online real money gaming	4.2	9.0
	78.9	221.0
Casino Properties and Developments
Casino	156.0	493.2
Food and beverage	48.8	151.1
Rooms	56.5	180.5
Other	23.0	67.4
Less: casino promotional allowances	(37.4)	(117.9)
	246.9	774.3
Net revenues	325.8	995.3

Operating expenses
Interactive Entertainment
Platform fees	23.3	66.4
Casino Properties and Developments - Direct
Casino	81.4	251.8
Food and beverage	23.1	68.1
Rooms	15.9	50.3
Property, general, administrative and other	102.4	306.8
Write-downs, reserves and project opening costs, net of recoveries	4.8	15.8
Management fees payable to related parties	4.3	13.2
Depreciation and amortization	24.6	73.8
Change in fair value of contingent consideration	—	48.9
Total operating expenses	279.8	895.1
Income from operations	46.0	100.2
Interest expense, net of interest capitalized	(21.6)	(56.2)
Interest income - related party	44.9	128.0
Loss on extinguishment of debt	(0.3)	(0.5)
Other income, net	0.1	0.6
Income before provision for income taxes	69.1	172.1
Provision for income taxes	(22.3)	(55.9)
Net income	46.8	116.2
Less: net loss attributable to non-controlling interests	3.7	4.9
Net income attributable to Predecessor Growth Partners	$50.5	$121.1

See accompanying Notes to Combined Condensed Financial Statements.

PREDECESSOR GROWTH PARTNERS
COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Net income	$46.8	$116.2
Other comprehensive income, net of income taxes:
Unrealized gain on investments in notes from related party	13.7	19.1
Total other comprehensive income	13.7	19.1
Comprehensive income	60.5	135.3
Less: net loss attributable to non-controlling interests	3.7	4.9
Comprehensive income attributable to Predecessor Growth Partners	$64.2	$140.2

See accompanying Notes to Combined Condensed Financial Statements.

PREDECESSOR GROWTH PARTNERS
COMBINED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In millions)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Equity
Balance at January 1, 2013	$2,339.8	$102.7	$116.0	$14.9	$2,573.4
Net income/(loss)	—	121.1	—	(4.4)	116.7
Issuance of Caesars Interactive common stock	0.6	—	—	—	0.6
Purchase of Caesars Interactive common stock	(9.9)	—	—	—	(9.9)
Stock-based compensation	(0.2)	—	—	—	(0.2)
Capital contributions	38.0	—	—	31.8	69.8
Unrealized gain on investments in notes from related party, net of tax	—	—	19.1	—	19.1
Transactions with parent and affiliates, net	(61.9)	—	—	—	(61.9)
Balance at September 30, 2013	$2,306.4	$223.8	$135.1	$42.3	$2,707.6

See accompanying Notes to Combined Condensed Financial Statements.

PREDECESSOR GROWTH PARTNERS
COMBINED CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In millions)

Nine Months Ended September 30, 2013
Cash flows from operating activities
Net income	$116.2
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	73.8
Amortization of debt discount and deferred finance charges	17.9
Loss on extinguishment of debt	0.5
Change in fair value of contingent consideration	48.9
Accretion of discount on investments in notes from related party	(77.0)
Paid-in-kind interest	(0.3)
Stock-based compensation expense	12.2
Net change in deferred income taxes	(13.6)
Net change in long-term accounts	(4.7)
Net change in working capital accounts	(11.3)
Transfers to parent	(23.2)
Other non-cash items	(0.1)
Cash flows provided by operating activities	139.3
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	(133.2)
Acquisitions of intangible assets	(0.6)
Purchase of short-term investments	(5.0)
Sale of short-term investments	7.5
Payments to acquire business, net of cash acquired	(7.2)
Increase in restricted cash	(263.2)
Decrease in restricted cash	69.4
Cash flows used in investing activities	(332.3)
Cash flows from financing activities
Issuance of Caesars Interactive common stock and warrant	0.6
Purchase of Caesars Interactive management shares	(9.9)
Debt issuance costs and fees	(10.8)
Proceeds from issuance of long-term debt	218.5
Payments on long-term debt to related party	(7.0)
Proceeds for guarantee from parent	9.1
Repayments under lending agreements	(7.2)
Capital contributions	73.3
Distributions to parent	(38.7)
Cash flows provided by financing activities	227.9
Net increase in cash and cash equivalents	34.9
Cash and cash equivalents, beginning of period	205.2
Cash and cash equivalents, end of period	$240.1

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
Because these acquisitions were accounted for as transactions among entities under common control, the financial information for CGP LLC and Predecessor Growth Partners has been recast to include the financial results for these properties as if those businesses were combined into the CGP LLC and Predecessor Growth Partners reporting entity for all periods presented. Therefore, the financial information presented provides comparable results for all periods presented.
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
Immaterial corrections were recorded for the periods presented which impacted Predecessor Growth Partners' financial results for the nine months ended September 30, 2013. The Combined Condensed Statements of Operations reflect decreased Net revenues of $0.5 million, decreased Total operating expenses of $4.4 million, increased Provision for income taxes of $1.5 million and increased Net loss attributable to non-controlling interests by $0.6 million resulting in an increase of $3.0 million in Net income attributable to Predecessor Growth Partners. The impact to the Combined Condensed Statement of Cash Flows was an increase in Cash flows provided by operating activities of $1.2 million, a decrease in Cash flows used in investing activities of $2.2 million and a decrease in Cash flows provided by financing activities of $1.0 million. Predecessor Growth Partners believes these corrections are not material to the previously issued interim unaudited combined condensed financial statements.
The unaudited combined condensed financial statements of Predecessor Growth Partners include all revenues, costs, assets and liabilities directly attributable to Predecessor Growth Partners. The accompanying unaudited combined condensed financial statements also include allocations of certain Caesars Entertainment general corporate expenses. These allocations of general corporate expenses may not reflect the expense Predecessor Growth Partners would have incurred if Predecessor Growth Partners were a stand-alone company nor are they necessarily indicative of Predecessor Growth Partners' future costs. Management believes the assumptions and methodologies used in the allocation of general corporate expenses from Caesars Entertainment are reasonable. Given the nature of these costs, it is not practicable for Predecessor Growth Partners to estimate what these costs would have been on a stand-alone basis.
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
Description of Business
CAC was formed on February 25, 2013 to make an equity investment in CGP LLC, a joint venture between CAC and subsidiaries of CEC. On October 21, 2013, in connection with the execution of a series of transactions, CGP LLC purchased or acquired from Caesars Entertainment and its subsidiaries: (a) the equity interests of PHWLV, LLC ("PHWLV"), which holds Planet Hollywood Resort and Casino ("Planet Hollywood") and a 50% interest in the management fee revenues of PHW

Manager, LLC ("PHW Manager"), which manages Planet Hollywood, (b) Caesars Baltimore Investment Company, LLC, an entity that indirectly holds interests in the joint venture owner (the "Maryland Joint Venture") of Horseshoe Baltimore Casino ("Horseshoe Baltimore") in Maryland, which opened in August 2014, and a 50% interest in the management fee revenues of Caesars Baltimore Management Company LLC which holds an agreement to manage Horseshoe Baltimore, (c) all of the shares of Caesars Interactive Entertainment, Inc.'s ("Caesars Interactive" or "CIE") outstanding common stock held by a subsidiary of Caesars Entertainment, and (d) approximately $1.1 billion in aggregate principal amount of senior notes.
On May 5, 2014, CGP LLC contributed the equity interests of PHWLV to Caesars Growth Properties Holdings, LLC (the "Borrower" or "CGPH"), a subsidiary of CGP LLC. JCC Holding Company II, LLC and its subsidiaries (collectively known as "Harrah's New Orleans"), 3535 LV Corporation (formerly known as "The Quad" and recently rebranded as "The LINQ Hotel & Casino"), indirect subsidiaries of Parball Corporation (collectively known as "Bally's Las Vegas") and Corner Investment Company, LLC and its subsidiaries (collectively known as "Cromwell") were direct wholly-owned subsidiaries of Caesars Entertainment Operating Company, Inc. ("CEOC"), which is a direct wholly-owned subsidiary of CEC. On May 5, 2014, CGPH through one or more subsidiaries acquired (i) Cromwell, The LINQ Hotel & Casino and Bally’s Las Vegas, (ii) 50% of the ongoing management fees and any termination fees payable under property management agreements entered into between an affiliate of CEOC acting as property manager and the CGPH subsidiary which owns each of these respective properties, and (iii) certain intellectual property that is specific to each of these properties. On May 20, 2014, CGPH through one or more subsidiaries acquired (i) Harrah’s New Orleans, (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreement entered into between an affiliate of CEOC acting as property manager and the CGPH subsidiary which owns Harrah’s New Orleans, and (iii) certain intellectual property that is specific to the Harrah’s New Orleans ("Second Closing").
The acquisitions of Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and Cromwell and the contribution of Planet Hollywood to CGPH are herein referred to as the "Acquired Properties."
Predecessor Growth Partners has two reportable segments: (1) Interactive Entertainment and (2) Casino Properties and Developments. Predecessor Growth Partners’ Interactive Entertainment segment consists of CIE, which is comprised of three distinct, but complementary businesses: social and mobile games, the World Series of Poker ("WSOP") and regulated online real money gaming. Predecessor Growth Partners’ Casino Properties and Developments segment consists of the Acquired Properties, and CGP LLC’s interest in the Maryland Joint Venture.
Interactive Entertainment
In May 2009, Caesars Interactive was formed by Caesars Entertainment. As of September 30, 2013, CEC indirectly owned approximately 119,047 shares of Caesars Interactive's common stock, representing approximately 89.2% of the then-outstanding shares of Caesars Interactive. The remainder of the outstanding common stock of Caesars Interactive was owned by Rock Gaming LLC ("Rock") and members of the Caesars Interactive current and former management team.
Caesars Interactive is a social and mobile games and online real money gaming provider which owns the WSOP brand. As part of its online strategy, CIE looks to grow its base of paying users of social and mobile games through development of additional games and additional content for its current games as well as acquisitions of new game studios. As new markets in the United States ("US") regulate online gaming, CIE will look to offer real money gaming in those jurisdictions. In addition, CIE licenses live WSOP tournaments in both the US and international locations.
Casino Properties and Developments
Harrah's New Orleans owns and operates an entertainment facility located in downtown New Orleans, Louisiana, composed of one casino, a hotel, multiple restaurants, and retail outlets. Planet Hollywood, The LINQ Hotel & Casino, Bally's Las Vegas and Cromwell each own and operate casino and hotel entertainment facilities located on Las Vegas Boulevard, in Las Vegas, Nevada.
In July 2012, a consortium led by Caesars Entertainment was awarded the license to operate a casino in downtown Baltimore. In October 2012, Caesars Entertainment entered into definitive agreements with its partners to form a joint venture to build Horseshoe Baltimore which opened in August 2014.
Note 2 — Recently Issued Accounting Pronouncements
Predecessor Growth Partners has assessed recently issued guidance and has determined there are no recently issued accounting pronouncements that will have a material impact on their results of operations or cash flows.

Note 3 — Development and Acquisition Activity
Horseshoe Baltimore Capital Call
Pursuant to the Maryland Joint Venture definitive agreements, capital calls were made to all members in April 2013 and June 2013 for an aggregate amount of $73.3 million to fund the ongoing development activities and capitalization requirements for financing of the joint venture. In accordance with ownership interests in the Maryland Joint Venture, Predecessor Growth Partner's portion of the capital contribution amounted to an aggregate total of approximately $38.0 million, which was paid by Caesars Entertainment and appears as a capital contribution within Additional paid-in capital on the Combined Condensed Statement of Stockholders' Equity.
Other
In May 2013, CIE acquired the WSOP social and mobile game assets and intellectual property from Electronic Arts Inc. Assets acquired and liabilities assumed in this transaction were not material to Predecessor Growth Partners' financial statements. Prior to this acquisition, CIE had licensed the WSOP brand to Electronic Arts Inc. and was earning a licensing fee which ceased on CIE's acquisition of these rights. In August 2013, CIE acquired an online gaming development business based in Ukraine. Assets acquired and liabilities assumed in these transactions were not material to Predecessor Growth Partners’ financial statements.
Note 4 — Write-downs, Reserves and Project Opening Costs, Net of Recoveries
Write-downs, reserves and project opening costs, net of recoveries include project opening costs, remediation costs, costs associated with efficiency projects, project write-offs, demolition costs, and other non-routine transactions, net of recoveries of previously recorded non-routine reserves.
The components of Write-downs, reserves and project opening costs, net of recoveries are as follows:

(In millions)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Remediation costs	$3.8	$8.8
Project opening costs	(0.6)	2.0
Efficiency projects	—	1.6
Divestitures and abandonments(1)	1.7	3.2
Other	(0.1)	0.2
Total Write-downs, reserves and project opening costs, net of recoveries	$4.8	$15.8
___________________________________________
(1)Divestitures and abandonments are primarily comprised of demolition costs related to projects in development.
Note 5 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as Casino promotional allowances.
The estimated retail value of such Casino promotional allowances is included in Net revenues as follows:

(In millions)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Food and beverage	$18.9	$59.4
Rooms	16.3	52.0
Other, net of reimbursable management costs	2.2	6.5
Total Casino promotional allowances included in Net revenues	$37.4	$117.9
The estimated cost of providing such promotional allowances is included in Casino expenses as follows:

(In millions)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Food and beverage	$12.1	$35.9
Rooms	6.0	18.6
Other	1.2	3.2
Total Casino promotional allowances included in Casino expenses	$19.3	$57.7

Note 6 — Property, General, Administrative and Other
Property, general, administrative and other expense consisted of the following:

(In millions)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Payroll costs	$22.6	$69.5
Corporate allocations	17.9	51.4
Advertising	15.4	41.3
Utilities	8.7	20.3
License, franchise tax and other	6.6	19.3
Rental expense	6.2	18.4
Research and development	3.0	20.3
Stock-based compensation	2.0	12.2
Other	20.0	54.1
Total property, general, administrative and other	$102.4	$306.8
Note 7 — Depreciation and Amortization
Depreciation expense for property and equipment is reflected in Depreciation and amortization in the Combined Condensed Statements of Operations. For the three and nine months ended September 30, 2013, the aggregate depreciation expense was $14.6 million and $45.3 million, respectively.
The aggregate amortization expense for those intangible assets that are amortized is reflected in Depreciation and amortization in the Combined Condensed Statements of Operations. For the three and nine months ended September 30, 2013 there was $9.6 million and $27.1 million, respectively, of amortization expense recorded related to intangible assets and $0.4 million and $1.4 million for the three and nine months ended September 30, 2013 related to other items.
No impairment charges were recorded for goodwill and other non-amortizing intangible assets for the three and nine months ended September 30, 2013.
Note 8 — Income Taxes
Income taxes were allocated as follows:

(In millions)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Income tax provision on income before income taxes	$(22.3)	$(55.9)
Tax benefit in accumulated other comprehensive income	7.4	10.3
The effective tax rate for the three and nine months ended September 30, 2013 was 32.3% and 32.5%, respectively. The primary cause for the difference from the federal statutory rate of 35% is due to tax benefits from foreign earnings taxed at lower rates partially offset by an increase in the federal valuation allowance and tax cost of nondeductible stock-based compensation and lobbying costs.
Predecessor Growth Partners had no uncertain tax positions as of September 30, 2013. The tax years that remain open for examination for the Predecessor Growth Partners' major jurisdictions are 2010 through 2012 for the US and Canada and 2011 and 2012 for Israel.
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
Non-controlling Interest
The following is a summary of Predecessor Growth Partners' net loss attributable to non-controlling interests for the three and nine months ended September 30, 2013:

(In millions)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Net loss attributable to redeemable non-controlling interests	$(0.4)	$(0.5)
Net loss attributable to non-controlling interests	(3.3)	(4.4)
As presented on the Combined Condensed Statements of Operations
Net loss attributable to non-controlling interests	$(3.7)	$(4.9)
As of September 30, 2013, STRON-MD Limited Partnership held 4.8% of the Maryland Joint Venture. Their non-controlling interest contains an embedded put feature that may, at any time, cause Predecessor Growth Partners, together with another member of the Maryland Joint Venture, Rock Gaming LLC, to purchase all of STRON-MD Limited Partnership’s interest in Maryland Joint Venture either at cost prior to the commencement of the planned casino’s operations, or at fair market value after the commencement of operations. For accounting purposes, their ownership interest is presented as Redeemable non-controlling interest presented outside of permanent equity.
The changes in the carrying amount of Redeemable non-controlling interests were as follows:

(in millions)
Balance as of January 1, 2013	$1.3
Net loss attributable to redeemable non-controlling interests	(0.5)
Capital contribution to Horseshoe Baltimore	3.5
Balance as of September 30, 2013	$4.3
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
Baltimore, Maryland Property Development
Multiple lawsuits have been filed against CBAC Gaming, LLC and CBAC Borrower, LLC, which is wholly-owned by CBAC Gaming, LLC (collectively, "CBAC"), the joint venture that developed Horseshoe Baltimore, the City of Baltimore, the Maryland Department of the Environment ("MDE"), and other parties in relation to the location and the development of Horseshoe Baltimore, which opened to the public in August 2014. These cases allege violations of various environmental laws, violations of zoning laws and public nuisance, among other claims. Although CAC, Predecessor Growth Partners, and CGP LLC believe that they have adequate defenses to these claims, an adverse judgment could result in additional costs.
In November 2012, the MDE granted approval of CBAC's amended response action plan ("RAP") under MDE's Voluntary Cleanup Program in connection with the redevelopment of the location for Horseshoe Baltimore. On February 20, 2013, a group of local residents working with the non-profit Inner Harbor Stewardship Foundation (the "Foundation") filed a complaint in the Maryland Circuit Court challenging the legality of the MDE's approval of the amended RAP. In the case, known as Ruth Sherrill, et al. v. State of Maryland Department of the Environment, et al., the Plaintiffs claimed that the amended RAP was approved without complying with the public notice and participation requirements of Maryland law. The plaintiffs sought additional public notice and participation, and to obtain an injunction on, among other things, any construction activities at the site pending the resolution of the case and later amended their complaint to add a claim of public nuisance. On March 14, 2013, the court denied the plaintiffs' motion for a Temporary Restraining Order and Preliminary Injunction ("TRO"). The plaintiffs' appeal of the TRO ruling was dismissed. CBAC filed a motion to dismiss the plaintiffs' amended complaint and a hearing was held on the motion on June 14, 2013. The amended complaint was dismissed on

November 6, 2013. The plaintiffs filed a notice of appeal on December 6, 2013 and oral arguments were heard on October 3, 2014 without issuance of a decision.
The plaintiffs also filed a citizen suit on September 19, 2013, under and alleging violations of 42 U.S.C. §§ 6972(a)(1)(A) and (a)(1)(B) of the Resource Conservation and Recovery Act against CBAC, the City of Baltimore, and the Maryland Chemical Company, the former owner and operator of the site. The defendants filed motions to dismiss on October 15, 2013 for lack of subject matter jurisdiction and failure to state a claim to which plaintiffs responded on November 1, 2013. On July 16, 2014, the court granted the defendant’s respective motions to dismiss without prejudice and a notice of appeal of the dismissal was filed on August 13, 2014. A briefing or hearing schedule has not been set.
Harrah's New Orleans Operating Agreement
Harrah’s New Orleans operates under a casino operating contract with the Louisiana Gaming Control Board, as amended and restated on various occasions. The initial term of the amended casino operating contract expired in July 2014 and automatically renewed for an additional 10 years. As amended, the contract requires Harrah’s New Orleans to make minimum annual payments to the Louisiana Gaming Control Board equal to the greater of 21.5% of the annual gross gaming revenues from Harrah’s New Orleans or $60.0 million. In addition, Harrah’s New Orleans is required to pay an additional percentage of gross gaming revenues equal to (i) 1.5% of gross gaming revenues between $500.0 million and $700.0 million; (ii) 3.5% for gross gaming revenues between $700.0 million and $800.0 million; (iii) 5.5% for gross gaming revenues between $800.0 million and $900.0 million; and (iv) 7.5% for gross gaming revenues in excess of $900.0 million.
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
Insurance Accruals
The Acquired Properties are insured for workers’ compensation, property, general liability and other insurance coverage through Caesars Entertainment. See Note 15 — Related Party Transactions for additional information.

Planet Hollywood Participation and Servicing Agreement
In 2009, the predecessor of Planet Hollywood entered into an agreement to purchase a participation interest in certain mortgaged properties. Under the terms of this agreement, Planet Hollywood is required to pay the counterparty $5.6 million at the earlier of October 5, 2015, or on March 31 subsequent to the first year that such mortgaged property generates a positive net cash flow in excess of a pre-determined minimum amount. The mortgaged properties have not and were not expected to generate a positive net cash flow in excess of this pre-determined minimum amount within the next calendar year.
Contingent Consideration
Acquisition of Buffalo Studios LLC
As part of the preliminary purchase price allocation related to its acquisition of Buffalo Studios LLC (“Buffalo”) in December 2012, Predecessor Growth Partners recorded $5.6 million in contingent consideration which was remeasured at fair value until settlement under Accounting Standards Codification ("ASC") 805, Business Combinations. This contingent consideration was paid in 2014, based upon a multiple of Earnings before Interest Income/Expense, Income Taxes, Depreciation and Amortization ("EBITDA") for the calendar year 2013 in excess of a specified minimum threshold (generally referred to as an “earn-out” payment). This liability falls into Level 3 within the fair value hierarchy and was adjusted to its estimated fair value of $54.5 million as of September 30, 2013. The change of $48.9 million in the estimated value of the contingent consideration between the time the initial estimate was finalized and September 30, 2013 is recorded in the Change in fair value of contingent consideration line of the Combined Condensed Statements of Operations. A probability approach considering the various estimated calendar 2013 EBITDA levels and related likelihood of achieving those levels, resulting in different values for the earn-out payment was applied in estimating the fair value of this earn-out liability.
Uncertainties
Since 2009, Harrah’s New Orleans has undergone audits by state and local departments of revenue related to sales taxes on hotel rooms, parking and entertainment complimentaries. The periods that have been or are currently being audited are 2004 through 2013. In connection with these audits, certain periods have been paid under protest or are currently in various stages of litigation.
Note 11 — Leases
Predecessor Growth Partners leases both real estate and equipment used in its operations and classifies those leases as either operating or capital leases for accounting purposes. As of September 30, 2013, Predecessor Growth Partners had no material capital leases and the remaining lives of its operating leases ranged from one to 84 years with various automatic extensions.
Rent expense associated with operating leases and other month-to-month cancellable leases is charged to expense in the year incurred and are included in operating expenses in the Combined Condensed Statements of Operations. These costs amounted to $11.8 million and $27.8 million, respectively, for the three and nine months ended September 30, 2013.
See Note 15 — Related Party Transactions for additional discussion on Predecessor Growth Partners' related party leases.

Note 12 — Supplemental Cash Flow Information
Changes in Working Capital Accounts
The net change in cash and cash equivalents due to the changes in working capital accounts were as follows:

(In millions)	Nine Months Ended September 30, 2013
Receivables	$(8.7)
Interest receivable from related party	(16.8)
Prepayments and other current assets	(1.2)
Accounts payable	1.6
Payable to related parties	18.1
Accrued expenses	0.8
Foreign tax payable	(5.1)
Net change in working capital accounts	$(11.3)
Significant Non-cash Transactions
Significant non-cash transactions during the nine months ended September 30, 2013 include a change in non-cash accruals for capital expenditures of $25.4 million. There were no capital expenditures funded by capital lease and financing obligations during the period. In addition, Predecessor Growth Partners recorded non-cash charges to interest expense as shown in the Cash Paid for Interest table below.
Cash Paid for Interest
The following table reconciles Interest expense, net of interest capitalized, per the Combined Condensed Statements of Operations, to cash paid for interest:

(In millions)	Nine Months Ended September 30, 2013
Interest expense, net of interest capitalized	$56.2
Adjustments to reconcile to cash paid for interest:
Net amortization of debt discounts and deferred finance charges	(17.9)
Equitized intercompany loan interest	(7.5)
Prepaid bond interest	(0.2)
Capitalized interest	4.9
Net change in accruals	6.9
Cash paid for interest	$42.4

Cash payments for income taxes, net	$9.2
Note 13 — Stock-based Compensation
Caesars Entertainment grants stock-based compensation awards in Caesars Entertainment common stock to certain employees that work for the management companies of Predecessor Growth Partners' casino properties under the Caesars 2012 Performance Incentive Plan. See Equity Incentive Awards in Note 15 — Related Party Transactions.
Caesars Interactive grants stock-based compensation awards in Caesars Interactive common stock to certain of its employees and service providers in accordance with the Caesars Interactive Entertainment, Inc. Amended and Restated Management Equity Incentive Plan (the "Plan") which is intended to promote the interests of Caesars Interactive and its stockholders by providing key employees, directors, service providers and consultants with an incentive to encourage their continued employment or service and improve the growth and profitability of Caesars Interactive.
The following is a description of the components of these programs under the Plan.
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
The following is a summary of Caesars Interactive's stock option and warrant activity for the nine months ended September 30, 2013:

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
When information is available, Caesars Interactive uses historical stock option and warrant holder behavioral data to estimate the option or warrant exercise and termination rates used in the option-pricing model. As CIE does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, it was calculated through the Monte Carlo model assuming that the options and warrants will be disposed of either post-vesting but prior to a liquidity event, at the date of a liquidity event or after a liquidity event. Expected volatility was based on the historical volatility of the common stock of CIE’s competitor peer group for a period approximating the expected life. Caesars Interactive has no current intention to pay dividends on its common stock. The risk-free interest rate within the expected term was based on the US Treasury yield curve in effect at the time of grant. Valuation assumptions for Caesars Interactive’s stock options and warrants for the nine months ended September 30, 2013 are presented below:

Expected range of volatility	51.1 - 61.3%
Expected dividend yield	—%
Expected range of term (in years)	3.3 - 7.7
Risk-free interest rate range	0.6 - 2.2%
For the three and nine months ended September 30, 2013 the compensation cost that has been charged against earnings for stock options and warrants was approximately $1.5 million and $5.0 million, respectively, which was included in Property, general, administrative and other in the Combined Condensed Statements of Operations.
Restricted Shares and Restricted Stock Units
For the three and nine months ended September 30, 2013 total compensation expense that was recorded in earnings for restricted shares and restricted stock units, including amounts incurred in connection with the resignation of a senior management member was approximately $0.3 million and $7.2 million, respectively. This expense is included in Property, general, administrative and other in the Combined Condensed Statements of Operations.

Management Shares
In October 2011, certain key CIE employees purchased common stock of Caesars Interactive ("Management Shares"). Management Shares are equity-classified instruments for accounting purposes.
In January 2013 and July 2013, CIE offered to purchase a portion of the Management Shares owned by certain members of CIE management at a price of $5,221 per share and $5,446 per share, respectively. Aggregate consideration paid by Caesars Interactive for all shares purchased in these transactions amounted to $2.7 million and $7.2 million, respectively.
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
In performing these valuations, the valuation specialists considered the appropriate valuation methodology to use based on the stage of development of CIE at each valuation date, in accordance with the Practice Aid. The valuation specialists considered a number of significant valuation events including, but not limited to, voluntary redemptions of shares by management stockholders electing to redeem such shares, exercises of options by third-party investors to purchase shares of common stock, recent initial public offerings in the social and mobile gaming segment, independent third-party valuations of the WSOP trade name and exclusive rights to host the WSOP tournaments, and recent acquisitions.
Note 14 — Segments
For financial reporting purposes, Predecessor Growth Partners has two reportable segments: (1) Interactive Entertainment and (2) Casino Properties and Developments. Predecessor Growth Partners’ Interactive Entertainment segment consists of Caesars Interactive, which is comprised of three distinct, but complementary businesses that reinforce, cross-promote and build upon each other: social and mobile games, the WSOP and regulated online real money gaming. Predecessor Growth Partners’ Casino Properties and Developments segment consists of the Acquired Properties and CGP LLC’s interest in Horseshoe Baltimore which opened in August 2014.
Amounts not aggregated with either the Interactive Entertainment reportable segment or the Casino Properties and Developments segment relate to the Investments in notes from related party and related tax impacts, and are reported separately in the Other column in the tables below.
The following EBITDA information is presented based on the reporting segments:

	Three Months Ended September 30, 2013
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other	Total
Net income	$16.2	$1.4	$29.2	$46.8
Provision for income taxes	5.7	0.9	15.7	22.3
Income before income taxes	21.9	2.3	44.9	69.1
Interest expense, net of interest capitalized	0.8	20.8	—	21.6
Interest income, including related party	—	—	(44.9)	(44.9)
Depreciation and amortization	4.8	19.8	—	24.6
EBITDA	$27.5	$42.9	$—	$70.4

	Nine Months Ended September 30, 2013
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other	Total
Net income	$1.3	$31.7	$83.2	$116.2
Provision for/(benefit from) income taxes	(7.5)	18.6	44.8	55.9
(Loss)/income before income taxes	(6.2)	50.3	128.0	172.1
Interest expense, net of interest capitalized	1.9	54.3	—	56.2
Interest income, including related party	—	—	(128.0)	(128.0)
Depreciation and amortization	12.6	61.2	—	73.8
EBITDA	$8.3	$165.8	$—	$174.1
Revenue attributed to the reportable segments is as follows:

(In millions)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Interactive Entertainment
Social and mobile games	$74.7	$212.0
WSOP and online real money gaming	4.2	9.0
	78.9	221.0
Casino Properties and Developments
Casino	156.0	493.2
Food and beverage	48.8	151.1
Rooms	56.5	180.5
Other	23.0	67.4
Less: casino promotional allowances	(37.4)	(117.9)
	246.9	774.3
Net revenues	$325.8	$995.3
The following geographical segment information is presented based on the geographical region of each subsidiary’s country of domicile:

(In millions)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenues
United States	$271.7	$837.9
Israel	54.1	157.4
Net revenues	$325.8	$995.3
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
In 2011, Caesars Interactive entered into a series of transactions pursuant to which Caesars Interactive effectively repurchased the exclusive rights to host the WSOP tournaments from CEOC for $20.5 million. The 2009 Trademark License Agreement remains in effect with respect to WSOP branded poker rooms and retail items, but the rights to host WSOP tournaments are owned by Caesars Interactive. As part of the 2011 transactions, Caesars Interactive entered into a Trademark License Agreement with CEC pursuant to which Caesars Interactive granted CEC the right to host the WSOP tournaments at the Rio Hotel in Las Vegas or at such other property agreed to by the parties, in exchange for a $2.0 million per year fee. Simultaneously, Caesars Interactive entered into a Circuit Event Agreement with CEC pursuant to which Caesars Interactive granted CEC the right to host a certain number of WSOP circuit events at various properties of CEC for a price of $75,000 per event. Both agreements are in effect until September 1, 2016, unless earlier terminated pursuant to the agreements' respective terms. Revenues under the agreement associated with the WSOP circuit events amounted to $0.2 million and $1.2 million, respectively, for the three and nine months ended September 30, 2013.
Cross Marketing and Trademark License Agreement
In 2011, Caesars Interactive entered into a Cross Marketing and Trademark License Agreement with Caesars World, Inc., Caesars License Company, LLC, Caesars Entertainment and CEOC. In addition to granting Caesars Interactive the exclusive rights to use various brands of Caesars Entertainment in connection with social and mobile games and online real money gaming in exchange for a 3% royalty, this agreement also provides that CEOC will provide certain marketing and promotional activities for Caesars Interactive, including participation in Caesars Entertainment's Total Rewards loyalty program, and Caesars Interactive will provide certain marketing and promotional activities for Caesars Entertainment and CEOC. The agreement also provides for certain revenue share arrangements where Caesars Interactive pays CEOC for customer referrals. This agreement is in effect until December 31, 2026, unless earlier terminated pursuant to the agreement’s terms. For the three and nine months ended September 30, 2013, Caesars Interactive paid $0.2 million and $0.6 million, respectively, pursuant to the terms of the Cross Marketing and Trademark License Agreement.
Use of Bally's and Harrah's Trademarks
Bally's Las Vegas and Harrah’s New Orleans have historically used the Bally’s and Harrah’s trademarks, which are owned by CEOC. CEOC has not and is unlikely to charge a royalty fee for the use of these trademarks. Accordingly, no such charges are recorded in the combined condensed financial statements. Management agreements were entered into with CEOC in connection with the purchase of Cromwell, The LINQ Hotel & Casino and Bally’s Las Vegas (together, the "Acquired Properties Transaction") and the purchase of Harrah’s New Orleans (the "Harrah's Transaction") from CEOC, which among other services, includes the use of CEOC-owned trademarks.
Cash Activity with Affiliates
Prior to the May 2014 purchase of these properties by CGPH, Harrah’s New Orleans, Bally’s Las Vegas and The LINQ Hotel & Casino transferred cash in excess of operating loan requirements and regulatory needs to CEOC on a daily basis. Cash transfers from CEOC to these properties were also made based upon needs to fund daily operations, including accounts payable, payroll and capital expenditures. The net of these transfers is reflected in Transfers to parent in the Cash flows from operating activities section of the Combined Condensed Statement of Cash Flows and Transactions with parent and affiliates, net in the Combined Condensed Statement of Stockholders' Equity. Subsequent to the May 2014 purchase of these properties by CGPH, the transfers of cash in excess of operating loan requirements and regulatory needs to CEOC and cash transfers from CEOC to fund daily operations no longer occur.
As of September 30, 2013, the assets of Harrah’s New Orleans, Bally’s Las Vegas and The LINQ Hotel & Casino, were pledged as collateral for certain of CEOC’s outstanding debt securities.
Allocation of Centralized Services
Prior to the May 2014 transactions described in Note 1 — Description of Business and Summary of Significant Accounting Policies, Harrah’s New Orleans, Bally’s Las Vegas, The LINQ Hotel & Casino, and Cromwell functioned as part of the larger group of companies controlled by CEOC. Prior to the formation transaction on October 21, 2013 described in Item 1 — Business of the CAC Annual Report on Form 10-K for the year ended December 31, 2013, Planet Hollywood functioned as part of the larger group of companies controlled by CEOC. CEOC performed certain corporate overhead functions for these properties. These functions included, but were not limited to, payroll, accounting, risk management, tax, finance, recordkeeping, financial statement preparation and audit support, legal, treasury functions, regulatory compliance, insurance, information systems, office space and corporate and other centralized services. Costs associated with centralized services have been allocated based on a percentage of revenue, or on another basis (such as headcount), depending upon the nature of the general corporate expense being allocated.
Management believes such allocations are reasonable; however, they may not be indicative of the actual expense that would have been incurred had these properties been operating as a separate entity apart from CEOC. Management believes that participating in these consolidated programs is beneficial in comparison to the cost and terms for similar programs that it could negotiate on a stand-alone basis. The cost allocated for these functions is included in operating expenses in the Combined Condensed Statements of Operations for the historical periods presented. For the three and nine months ended September 30, 2013, allocated general corporate expenses and directly billed expenses totaling $23.9 million and $71.4 million, respectively, were recorded.
Insurance Accruals
The Acquired Properties are insured for workers’ compensation, property, general liability and other insurance coverage through Caesars Entertainment and are charged premiums by Caesars Entertainment based on claims activity. Predecessor

Growth Partners is self-insured for employee health, dental, vision and other insurance and our insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. In estimating these reserves, historical loss experience and judgments about the expected levels of costs per claim are considered. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. The use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals and are believed to be reasonable.
Management Fees
PHW Manager, a wholly-owned subsidiary of CEOC, manages the operations of Planet Hollywood. Fees paid to PHW Manager for such services include a base management fee calculated at 3.0% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 4.5% of EBITDA less the base management fee. For the three and nine months ended September 30, 2013, the fees were $4.3 million and $13.2 million, respectively.
During the periods presented, no management fees were charged to Bally’s Las Vegas, Cromwell, The LINQ Hotel & Casino, Harrah’s New Orleans and Horseshoe Baltimore.
Long-term Debt to Related Party
Caesars Interactive has entered into an unsecured credit facility with Caesars Entertainment (the "Credit Facility") whereby Caesars Entertainment provided to Caesars Interactive unsecured intercompany loans as approved by Caesars Entertainment on an individual transaction basis. No principal payments are required under the Credit Facility until its maturity date of November 29, 2016. The unsecured intercompany loans bear interest on the unpaid principal amounts at a rate per annum equal to London Inter-Bank Offered Rate ("LIBOR") plus 5%. For the three and nine months ended September 30, 2013, CIE recorded $0.8 million and $1.9 million, respectively, of interest expense associated with this debt. The Credit Facility does not have any restrictive or affirmative covenants.
During the nine months ended September 30, 2013, Predecessor Growth Partners made principal payments on the Credit Facility aggregating $7.0 million.
Investments in Notes and Interest Receivable from Related Party
Predecessor Growth Partners' investments in notes from related party consisted solely of senior notes previously issued by CEOC and acquired by Caesars Entertainment. All investments in notes from related party were classified as available for sale and were recorded as non-current assets.
For the three and nine months ended September 30, 2013, interest income from related parties included $17.0 million and $50.7 million of income based on the stated interest rate, $27.8 million and $77.0 million of accretion of discount, and $0.1 million and $0.3 million of interest income related to the paid-in-kind notes, each respectively.
Harrah's New Orleans Promissory Note
In December 2002, Harrah's New Orleans entered into a $123.7 million unsecured promissory note, payable on demand to CEOC bearing interest at 8% with no scheduled repayment terms. There were no financial covenants required under the note. Any amount of principal and interest not paid when due bore additional interest at 2%. Accrued interest was settled on a monthly basis with charges to Transactions with parent and affiliates, net.
Employee Benefit Plans
Caesars Entertainment maintains a defined contribution savings and retirement plan in which employees of Predecessor Growth Partners' properties may participate. The plan, among other things, provides for pre-tax and after-tax contributions by employees. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings, provided that participants who are designated as highly compensated will have their contributions limited to ensure the plan does not discriminate in their favor. In April 2012, Caesars Entertainment reinstated a limited employer match. Predecessor Growth Partners’ reimbursement for Caesars Entertainment’s contribution expense was $0.3 million and $1.6 million for the three and nine months ended September 30, 2013, respectively.
Caesars Entertainment also maintained deferred compensation plans, stock option plans and an executive supplemental savings plan under which certain employees of Predecessor Growth Partners could defer a portion of their compensation. The expenses charged by Caesars Entertainment to Predecessor Growth Partners for employees' participation in these programs are included in the Allocation of Centralized Services charge discussed above and are reflected in Property, general, administrative and other in the Combined Condensed Statements of Operations.

Multiemployer Benefit Plans
Certain employees of Predecessor Growth Partners are covered by union sponsored, collectively bargained, health and welfare multiemployer benefit plans. Predecessor Growth Partner’s reimbursement for Caesars Entertainment’s contributions and charges for these plans was $6.7 million and $19.6 million for the three and nine months ended September 30, 2013, respectively. These expenses are included in Property, general, administrative and other in the Combined Condensed Statements of Operations.
Equity Incentive Awards
Caesars Entertainment grants stock-based compensation awards in Caesars Entertainment common stock to certain employees that work for the management companies of Predecessor Growth Partners' casino properties under the Caesars 2012 Performance Incentive Plan. Allocations from Caesars Entertainment were not considered material to the unaudited combined condensed financial statements for the periods presented.
Lease Agreements
On April 25, 2011, The LINQ Hotel & Casino entered into an agreement pursuant to which it will lease a land parcel from Caesars LINQ LLC ("The LINQ"), an indirect wholly owned subsidiary of Caesars Entertainment, under an operating lease with an expiration date of April 25, 2026. The land parcel is used by The LINQ Hotel & Casino for gaming and other space. Pursuant to the terms of the agreement, The LINQ Hotel & Casino is required to pay The LINQ rent equal to approximately $1.3 million per month beginning on January 1, 2014.
Bally’s Las Vegas leases land to JGB Vegas Retail Lessee, LLC ("JGB Lessee") under a ground lease that commences on the sooner of the Opening Date as defined in the Ground Lease as amended or February 28, 2015 and includes annual and monthly base rents with annual escalations as well as an annual percentage of revenue payable should JGB Lessee revenues exceed a Breakpoint as defined in the lease agreement. GB Investor, LLC, a wholly-owned subsidiary of Caesars Entertainment, has an approximate 10% ownership interest in JGB Lessee. Monthly revenues from the ground lease are currently $0.4 million and are included in Other revenue in the Combined Condensed Statements of Operations.
Note 16 — Recent Developments
CEOC First and Second Lien Note Holder Litigation
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the CEOC 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit in the Court of Chancery in the State of Delaware against CAC, CGP LLC, CEC, CEOC, Caesars Entertainment Resort Properties, LLC ("CERP"), Caesars Enterprise Services, LLC ("CES"), Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (i) an award of money damages; (ii) to void certain transfers, the earliest of which dates back to 2010; (iii) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (iv) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (v) to impose a constructive trust or equitable lien on the transferred assets; and (vi) an award to plaintiffs for their attorneys’ fees and costs. CAC believes this lawsuit is without merit and will defend itself vigorously. A motion to dismiss this action was filed by CAC and other defendants on September 23, 2014, and plaintiff Wilmington Savings Fund responded to that motion on October 17, 2014. A hearing on defendants' motion is currently scheduled for December 5, 2014.
On August 5, 2014, CEC along with CEOC filed a lawsuit in the Supreme Court of the State of New York, County of New York, against certain institutional CEOC first and second lien note holders. The complaint states that such institutional first and second lien note holders have acted against the best interests of CEOC and other creditors, including for the purpose of inflating the value of their credit default swap positions or improving other unique securities positions. The complaint asserts claims for tortious interference with prospective economic advantage, declaratory judgment and breach of contract and seeks, among other things, (i) money damages (ii) a declaration that no default or event of default has occurred or is occurring and CEC and CEOC have not breached their fiduciary duties or engaged in fraudulent transfers or other violation of law, and (iii) a preliminary and permanent injunction prohibiting the defendants from taking further actions to damage CEC or CEOC. CEC and CEOC filed an amended complaint in September 2014 adding successor trustee Wilmington Savings Fund Society, FSB as an additional defendant, and also expanded upon certain of CEC's and CEOC's affirmative claims. The defendants moved to dismiss this action on October 15, 2014. We have been informed by CEC and CEOC that they will oppose that motion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Acquisition Company (the "Company," "CAC," "we," "our" and "us") and Caesars Growth Partners, LLC ("CGP LLC") for the three and nine months ended September 30, 2014 and the assets and entities that were acquired by or contributed to CGP LLC (collectively referred to as "Predecessor Growth Partners") for the three and nine months ended September 30, 2013, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
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
CAC's only material asset is its membership interest in CGP LLC. Predecessor Growth Partners is considered to be the predecessor to CAC. The unaudited combined condensed historical financial statements of Predecessor Growth Partners have been prepared on a stand-alone basis and, as transactions between CGP LLC and Caesars Entertainment and its subsidiaries are considered to be reorganizations of entities under common control, have been derived from the historical accounting records and consolidated financial statements of Caesars Entertainment. The unaudited combined condensed financial statements reflect the results of operations and cash flows of the businesses and assets contributed to or acquired by CGP LLC and its subsidiaries in the transactions described previously as if those businesses were combined into a reporting entity for the period presented.
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
CAESARS ACQUISITION COMPANY
Operating Results
Other Expenses
CAC incurred direct expenses of $2.1 million and $16.2 million, respectively, during the three and nine months ended September 30, 2014 primarily related to professional services fees, mainly for the preparation for the Acquired Properties Transaction and Harrah’s Transaction as described below in CGP LLC and Predecessor Growth Partners—Other Factors Affecting Net Income, as well as general liability insurance, licenses and fees.
Income from Equity Method Investment
For the three and nine months ended September 30, 2014, CAC recognized $24.9 million and $55.5 million of income from the equity method investment in CGP LLC, which equals the amount of income that CAC was entitled to under its minimum guaranteed return. The minimum guaranteed return for the three and nine months ended September 30, 2014 includes the result of capital deployed in connection with the May 2014 acquisitions of JCC Holding Company II, LLC and its subsidiaries (collectively known as "Harrah's New Orleans"), 3535 LV Corporation (formerly known as "The Quad" and recently rebranded as "The LINQ Hotel & Casino"), indirect subsidiaries of Parball Corporation (collectively known as "Bally's Las Vegas") and Corner Investment Company, LLC and its subsidiaries, (collectively known as "Cromwell") by indirect subsidiaries of CGP LLC. The minimum guaranteed return for the three and nine months ended September 30, 2014 also reflects a reduction in the amount of deployed capital upon which such return is earned, equal to the fair value of senior notes distributed from CGP LLC to CAC on August 6, 2014.

Provision for Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2014 was $20.0 million and $25.9 million, respectively. The provision for income taxes for the periods presented differ from the expected benefit for income taxes at the federal tax rate of 35% applied to CAC's pre-tax income primarily due to a federal valuation allowance recorded against deferred tax assets related to the basis difference in the investment in notes from related party.
Liquidity and Capital Resources
Capital Spending
CAC has not incurred, nor is it expected to incur, material capital expenditures in the normal course of business or to pursue acquisition opportunities other than through CGP LLC. See Liquidity and Capital Resources for CGP LLC and Predecessor Growth Partners below.
Capital Resources
CAC's primary source of funds is distributions from CGP LLC. To the extent that CAC requires additional funds, CAC may borrow funds or issue additional equity. However, as CAC does not have operations of its own, it is expected that CAC will not have a significant need for additional liquidity.
CAC's expenses incurred in the normal course of business, including income tax obligations, are expected to be paid by CGP LLC on behalf of CAC. These transactions are accounted for as distributions from CGP LLC to CAC.
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
Off-balance Sheet Arrangements
CAC did not have any off-balance sheet arrangements at September 30, 2014 or December 31, 2013.
Critical Accounting Policies and Estimates
Stock-based Compensation
CAC grants stock-based compensation awards in CAC Class A common stock, par value $0.001 per share ("Common Stock") to certain officers, employees, directors, individual consultants and advisers of the Company and its subsidiaries under the Caesars Acquisition Company 2014 Performance Incentive Plan ("the PIP Plan") which is intended to promote the success of the Company and to increase stockholder value by providing an additional means, through the grant of awards, to attract, motivate, retain and reward employees and other eligible persons. The PIP Plan provides for the plan to be administered by the Human Resources Committee of the Board of Directors of Caesars Acquisition Company (the "HRC"). CAC has granted restricted stock units ("RSUs") and stock options to certain of its employees.
Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance amending the existing requirements for disclosing information about an entity's ability to continue as a going concern. The new guidance will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. The amendments in this guidance are effective for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations and are evaluating the date of adoption.

CAESARS GROWTH PARTNERS, LLC AND PREDECESSOR GROWTH PARTNERS
Overview
On May 5, 2014, CGP LLC contributed the equity interests of PHWLV, LLC ("PHWLV"), which holds Planet Hollywood Resort and Casino ("Planet Hollywood") and a 50% interest in the management fee revenues of PHW Manager, LLC to Caesars Growth Properties Holdings, LLC an indirect, wholly-owned subsidiary of CGP LLC. Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and Cromwell were direct wholly-owned subsidiaries of Caesars Entertainment Operating Company, Inc. ("CEOC"), which is a direct wholly-owned subsidiary of CEC. On May 5, 2014, Caesars Growth Properties Holdings, LLC (the "Borrower" or "CGPH") through one or more subsidiaries acquired (i) Cromwell, The LINQ Hotel & Casino and Bally’s Las Vegas, (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreements entered between a property manager and the owners of each of these properties, and (iii) certain intellectual property that is specific to each of these properties. On May 20, 2014, CGPH through one or more subsidiaries acquired (i) Harrah’s New Orleans, (ii) 50% of the ongoing management fees and any termination fees payable under the Louisiana Property Management Agreement, and (iii) certain intellectual property that is specific to Harrah's New Orleans ("Second Closing").
The acquisitions of Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and Cromwell and the contribution of Planet Hollywood to CGPH are herein referred to as the "Acquired Properties."
Presentation
The financial information for the three and nine months ended September 30, 2014 reflects the financial statements of CGP LLC on a consolidated basis, giving regard to all impacts of the October 21, 2013 formation transactions. The financial information for the three and nine months ended September 30, 2013 does not reflect the impacts of those transactions, including the recording of non-controlling interest or the determination of taxes in accordance with the LLC structure of CGP LLC. Instead, this financial information, referred to herein as Predecessor Growth Partners, presents the combination of those assets and entities that were purchased by or contributed to CGP LLC, with financial information derived from the historical accounting records and consolidated financial statements of Caesars Entertainment.
As a result of the transactions in May 2014 described above, one or more indirect subsidiaries of CGP LLC acquired Bally’s Las Vegas, Cromwell, The LINQ Hotel & Casino and Harrah’s New Orleans from CEOC. Because these acquisitions were accounted for as transactions among entities under common control, the financial information herein includes the financial results for these properties as if those businesses were combined into the CGP LLC and Predecessor Growth Partners reporting entities for all periods presented. Therefore, the financial information contained herein provides comparable results for all periods presented.
Segment Description
For financial reporting purposes, CGP LLC has two reportable segments: (1) Interactive Entertainment and (2) Casino Properties and Developments. CGP LLC’s Interactive Entertainment segment consists of Caesars Interactive Entertainment, Inc. ("CIE" or "Caesars Interactive"), which is comprised of three distinct, but complementary businesses that reinforce, cross-promote and build upon each other: social and mobile games, the World Series of Poker ("WSOP") and regulated online real money gaming. CGP LLC’s Casino Properties and Developments segment consists of Planet Hollywood, Caesars Baltimore Investment Company, LLC, the entity that indirectly holds interests in the joint venture owner (the "Maryland Joint Venture") of Horseshoe Baltimore Casino ("Horseshoe Baltimore"), which opened in August 2014, Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and Cromwell.
Operating Results of CGP LLC and Predecessor Growth Partners

	CGP LLC	Predecessor Growth Partners		CGP LLC	Predecessor Growth Partners
	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2014	2013	Change	2014	2013	Change
Net revenues	$485.8	$325.8	$160.0	$1,340.7	$995.3	$345.4
Income from operations	82.1	46.0	36.1	91.1	100.2	(9.1)
Net income from continuing operations	70.7	46.8	23.9	67.6	116.2	(48.6)
Net loss from discontinued operations	(14.6)	—	(14.6)	(15.6)	—	(15.6)
Adjusted EBITDA(1)	105.4	78.7	26.7	312.8	254.0	58.8
_____________________________________________________
(1) See Reconciliations of Net Income/(Loss) from Continuing Operations to Adjusted EBITDA for a reconciliation of net (loss)/income from continuing operations to Adjusted Earnings before Interest Income/Expense, Income Taxes, Depreciation and Amortization ("EBITDA").

Three months ended September 30, 2014 compared to September 30, 2013
Net revenues for the third quarter 2014 increased by $160.0 million, or 49.1%, compared with same period in 2013, driven by strong performance in both operating segments, including CIE's first quarter 2014 acquisition of Pacific Interactive, the opening of Cromwell in May 2014 and the opening of Horseshoe Baltimore in August 2014. Income from operations for the third quarter 2014 was $82.1 million as compared to $46.0 million for the same period in 2013. The increase in income from operations is primarily attributable to a decrease in the fair value of contingently issuable non-voting membership units. Adjusted EBITDA increased $26.7 million, or 33.9%, in the third quarter 2014 as compared with the third quarter of 2013, primarily driven by the income impact of increased revenues.
Nine months ended September 30, 2014 compared to September 30, 2013
Net revenues for the nine months ended September 30, 2014 increased by $345.4 million, or 34.7%, compared with the same period in 2013, driven by organic growth in both operating segments, and by CIE's first quarter 2014 acquisition of Pacific Interactive, the opening of Cromwell in May 2014 and the opening of Horseshoe Baltimore in August 2014.
Income from operations for the nine months ended September 30, 2014 was $91.1 million as compared to $100.2 million for the same period in 2013. This decrease in income from operations is primarily due to increased pre-opening expenses associated with Cromwell and Horseshoe Baltimore and increased operating expenses at The LINQ Hotel & Casino, primarily due to its strip-front lease. The decrease in income from operations was partially offset by the income impact of strong revenue growth from CIE. Certain pre-opening expenses are not included in Adjusted EBITDA, therefore Adjusted EBITDA increased $58.8 million, or 23.1%, for the nine months ended September 30, 2014 as compared with the same period in 2013.
Reportable Segments Operating Results
Interactive Entertainment

	CGP LLC	Predecessor Growth Partners		CGP LLC	Predecessor Growth Partners
	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2014	2013	Change	2014	2013	Change
Net revenues	$161.6	$78.9	$82.7	$430.4	$221.0	$209.4
Income/(loss) from operations	20.1	22.7	(2.6)	21.0	(4.4)	25.4
Net income/(loss) from continuing operations	(2.9)	16.2	(19.1)	(2.2)	1.3	(3.5)
Net loss from discontinued operations	(14.6)	—	(14.6)	(15.6)	—	(15.6)
Adjusted EBITDA(1)	53.4	30.6	22.8	129.1	71.9	57.2

___________________________________________
(1) See Reconciliations of Net Income/(Loss) from Continuing Operations to Adjusted EBITDA for a reconciliation of net (loss)/income from continuing operations to Adjusted EBITDA.
Three months ended September 30, 2014 compared to September 30, 2013
 Interactive Entertainment net revenues increased by $82.7 million for the third quarter of 2014 as compared to the same period in 2013, as a result of the first quarter 2014 acquisition of Pacific Interactive and organic growth in the social and mobile games business. Income from operations for the three months ended September 30, 2014 was $20.1 million, compared with income from operations of $22.7 million for the same period in 2013. Adjusted EBITDA increased in the third quarter of 2014 as compared with the third quarter of 2013, driven by the income impact of increased revenues, partially offset by increased marketing and operating expenses associated with real money online gaming.
In June 2014, CIE concluded that, effective August 2014, it would suspend operations of CIE RMG BEL, LLC, an indirectly wholly-owned subsidiary in Minsk, Belarus. As a result, CIE recorded a $15.5 million impairment in the second quarter of 2014. In the third quarter of 2014, CIE settled its accrued contingent consideration liability for $4.5 million and recognized a gain of $1.4 million on the final disposition of the entity. We have presented the operations of CIE RMG BEL, LLC as discontinued operations in CGP LLC's Combined and Consolidated Condensed Statements of Operations.
Nine months ended September 30, 2014 compared to September 30, 2013
Interactive Entertainment's net revenues increased by $209.4 million for the nine months ended September 30, 2014 compared to the same period in 2013 as a result of organic growth and the Pacific Interactive acquisition. Income/(loss) from operations for the nine months ended September 30, 2014 and 2013 was $21.0 million and $(4.4) million, respectively. The increase in income from operations is a direct result of the income impact of increased revenues. Adjusted EBITDA increased in the nine months ended September 30, 2014 as compared with the same period in 2013 driven by the income impact of increased revenues, partially offset by the increase in marketing expenses.
Performance Metrics - Social and Mobile Games
We measure the performance of our social and mobile games business by using several key financial metrics, including revenue, Adjusted EBITDA and operating metrics, including Daily Active Users, Monthly Active Users, Monthly Unique Users, Average Revenue per User and Monthly Unique Payers. Our operating metrics help us to understand and measure the engagement levels of our players, the size of our audience and our reach.
Key Financial Metrics
The tables below show the results of CIE's business based upon the financial metrics for the periods indicated.

	For the Three Months Ended
	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
(In millions)	2014	2014(2)	2014(2)	2013(1)	2013	2013	2013
Revenues
Social and mobile games	$151.3	$134.4	$115.7	$90.7	$74.7	$70.7	$66.6
WSOP and online real money gaming	10.3	10.2	8.5	4.9	4.2	3.3	1.5
Total	$161.6	$144.6	$124.2	$95.6	$78.9	$74.0	$68.1

Adjusted EBITDA	$53.4	$44.6	$31.1	$25.2	$30.6	$20.1	$21.2
___________________________________________
(1) Presents the aggregate of Predecessor Growth Partners for the period from October 1 through October 21, 2013, and CGP LLC for the period from October 22 through December 31, 2013.
(2) Adjusted EBITDA has been recasted to reflect discontinued operations related to CIE.
The table below shows the revenue generated from our social and mobile games business by geographic region for the periods indicated.

	For the Three Months Ended
	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
(In millions)	2014	2014	2014	2013(1)	2013	2013	2013
North America	$103.4	$92.8	$80.2	$60.9	$50.1	$47.8	$43.2
South America	1.1	1.0	0.7	0.6	0.6	0.6	0.4
Europe	13.9	11.8	10.0	8.9	8.1	7.8	8.7
Asia/Pacific	31.9	28.2	24.3	20.0	15.7	14.3	14.0
Africa and Rest of the World	1.0	0.6	0.5	0.3	0.2	0.2	0.3
Social and mobile games revenue	$151.3	$134.4	$115.7	$90.7	$74.7	$70.7	$66.6
___________________________________________
(1) Presents the aggregate of Predecessor Growth Partners for the period from October 1 through October 21, 2013, and CGP LLC for the period from October 22 through December 31, 2013.
Key Operating Metrics
The following operating metrics help us to understand and measure the engagement levels of our players, the size of our audience and our reach.
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
The table below shows the results of CIE's social and mobile games business using operating metrics for the periods indicated. User statistics are presented in thousands of users, and average revenues per user is presented in dollars.

	For the Three Months Ended
	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2014	2014	2014(1)	2013(2)	2013	2013	2013
Average Daily Active Users (3)	5,640	5,681	5,704	4,639	4,803	4,952	5,259
Average Monthly Active Users (3)	17,767	18,575	19,597	15,914	16,354	16,962	17,695
Average Monthly Unique Users (3)	16,472	16,794	17,370	13,908	14,615	14,941	16,052
Average Monthly Unique Payers (3)	595	539	511	322	293	279	292
Average Revenue per User	$0.29	$0.26	$0.24	$0.21	$0.17	$0.16	$0.14
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
Consistent with the social and mobile business model, only a small portion of CIE’s social and mobile games players pay for virtual goods. During the three months ended September 30, 2014, CIE’s social and mobile games business had approximately 595 thousand average Monthly Unique Payers, or 3.6% of the total number of Average Monthly Unique Users on the social and mobile platforms during this period, purchase virtual goods, which was an increase of approximately 160 basis points year over year. Because the opportunity for social interactions and player generated promotion through playing platforms increases as the overall number of players increases, CIE believes that maintaining and growing its total number of players, including the number of players who may not purchase virtual goods, is important to the success of its business. The sale of virtual goods, however, constitutes the primary source of revenue for CIE's social and mobile games business. The degree to which game players choose to pay for virtual goods in the games is driven by CIE's ability to create content that enhances the game-play experience. CIE's revenue and overall financial performance are affected by the number of players and the effectiveness of its monetization of players through the sale of virtual goods.

CIE's user metrics are impacted by several factors that cause them to fluctuate on a quarterly basis. Growth in the performance metrics is largely attributable to the February 2014 acquisition of Pacific Interactive and the May 2013 acquisition of the World Series of Poker social and mobile game assets and intellectual property from Electronic Arts Inc., combined with continued growth of the Slotomania and Bingo Blitz games on mobile platforms and increased popularity of the Caesars Casino game, effective marketing efforts and new content. Future growth in audience and engagement will depend on CIE's ability to retain current players, attract new players, launch new games and expand into new markets and onto new distribution platforms.
Casino Properties and Developments

	CGP LLC	Predecessor Growth Partners		CGP LLC	Predecessor Growth Partners
	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2014	2013	Change	2014	2013	Change
Net revenues	$324.2	$246.9	$77.3	$910.3	$774.3	$136.0
Income from operations	10.8	23.3	(12.5)	74.0	104.6	(30.6)
Adjusted EBITDA(1)	56.3	48.1	8.2	194.6	182.1	12.5
_____________________________________________________
(1) See Reconciliations of Net Income/(Loss) from Continuing Operations to Adjusted EBITDA for a reconciliation of net income/(loss) from continuing operations to Adjusted EBITDA.
Three months ended September 30, 2014 compared to September 30, 2013
Net revenues for the three months ended September 30, 2014 increased by $77.3 million when compared to the same period in 2013. Gaming revenues increased to $196.9 million in the third quarter 2014 from $156.0 million for the same period in 2013 due primarily to the opening of Cromwell in May 2014 and the opening of Horseshoe Baltimore in August 2014.
Food and beverage revenues for the three months ended September 30, 2014 and 2013 were $63.7 million and $48.8 million, respectively. This increase in food and beverage revenues was driven largely by new offerings that opened in 2014, such as various new venues by celebrity chefs at Horseshoe Baltimore and Giada at Cromwell.
Rooms revenues for the three months ended September 30, 2014 and 2013 were $59.2 million and $56.5 million, respectively. This increase in rooms revenues was driven largely by the renovated Jubilee Tower which opened in the fourth quarter of 2013 at Bally's Las Vegas and the opening of Cromwell in May 2014. This increase was partially offset by decreased rooms revenue at The LINQ Hotel & Casino due to room renovations at the property.
Other revenues for the three months ended September 30, 2014 and 2013 were $49.6 million and $23.0 million, respectively. This increase in other revenues is primarily due to the opening of Drai's at Cromwell and enhanced entertainment options at the new Axis Theater at Planet Hollywood.
Income from operations decreased to $10.8 million in the three months ended September 30, 2014, from $23.3 million in the same period of 2013 as the income impact of increased revenues was more than offset by the combination of increased expenses at The LINQ Hotel & Casino, primarily due to its strip-front lease, and increased pre-opening expenses associated with Horseshoe Baltimore. Certain pre-opening expenses associated with Horseshoe Baltimore are not a component of Adjusted EBITDA; therefore, Adjusted EBITDA increased for the three months ended September 30, 2014 when compared with the same period in 2013.
Nine months ended September 30, 2014 compared to September 30, 2013
Revenues for the nine months ended September 30, 2014 and 2013 were $910.3 million and $774.3 million, respectively. This increase in revenues was primarily driven by the openings of Cromwell and Horseshoe Baltimore in May and August 2014, respectively, as well as Planet Hollywood's new restaurant offerings and enhanced entertainment options at the new Axis Theater.
Food and beverage revenues for the nine months ended September 30, 2014 increased by $26.6 million as compared to the same period in 2013. This increase in food and beverage revenues was driven largely by new restaurants at Planet Hollywood which opened after the first quarter of 2013, as well as Giada and Drai's at Cromwell and O'Sheas at The LINQ Hotel & Casino, which all opened in 2014.
Rooms revenues for the nine months ended September 30, 2014 and 2013 were $193.8 million and $180.5 million, respectively. This increase in rooms revenues was driven largely by the renovated Jubilee Tower which opened in the fourth quarter of 2013 at Bally's Las Vegas and the opening of Cromwell in May 2014. This increase was partially offset by decreased rooms revenue at The LINQ Hotel & Casino due to room renovations at the property.

Other revenues for the nine months ended September 30, 2014 and 2013 were $118.5 million and $67.4 million, respectively. This increase is primarily due to enhanced entertainment options at the Axis Theater at Planet Hollywood and the opening of Drai’s at Cromwell.
Income from operations decreased in the nine months ended September 30, 2014 as compared to the same period in 2013 as the income impact of increased revenues was more than offset by the combination of increased pre-opening expenses associated with Cromwell and Horseshoe Baltimore and decreased room revenue at The LINQ Hotel & Casino due to renovations, coupled with increased operating expenses at The LINQ Hotel & Casino, primarily due to its strip-front lease. Certain pre-opening expenses are not a component of Adjusted EBITDA; therefore, Adjusted EBITDA increased for the nine months ended September 30, 2014 when compared with the nine months ended September 30, 2013.
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
     During the three and nine months ended September 30, 2014, total trips increased by approximately 39.2% and 19.2%, respectively, from the same periods in 2013, driven by 44.8% and 23.7% increases in trips by non-lodgers, respectively, primarily due to the openings of Cromwell and Horseshoe Baltimore, partially offset by decreases in trips by lodgers during the nine months ended September 30, 2014 versus the same period in 2013. Total spend per trip decreased by 5.4% and 4.3% in the three and nine months ended September 30, 2014, respectively, versus the same periods in 2013, driven by an increase in trips from non-lodgers which depressed the overall average. Gross casino hold decreased slightly and stayed consistent from 11.6% and 11.4%, in the three and nine months ended September 30, 2013, respectively, to 11.3% and 11.4%, in the three and nine months ended September 30, 2014, respectively.
Cash average daily room rates for the three months ended September 30, 2014 increased to approximately $103, or by 21%, when compared to approximately $85 for the same period in 2013, primarily due to the opening of Cromwell, fewer rooms available due to the renovations at The LINQ Hotel & Casino, and the renovated Jubilee Tower which opened in the fourth quarter of 2013 at Bally's Las Vegas. Average daily occupancy was 89.5% in the three months ended September 30, 2014 and 89.7% in the three months ended September 30, 2013. Revenue per available room ("RevPar") for the three months ended September 30, 2014 and 2013 was approximately $93 and $81, respectively. The revenue impact of favorable trends in room metrics was partially offset by a lower number of rooms available due to room renovations at The LINQ Hotel & Casino.

Other Factors Affecting Net Income

	CGP LLC	Predecessor Growth Partners		CGP LLC	Predecessor Growth Partners
	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2014	2013	Change	2014	2013	Change
Interest expense, net of interest capitalized	$(44.2)	$(21.6)	$(22.6)	$(123.8)	$(56.2)	$(67.6)
Interest income	—	—	—	1.0	—	1.0
Interest income - related party	19.1	44.9	(25.8)	119.2	128.0	(8.8)
Impairment of investment in notes from related party	(63.5)	—	(63.5)	(63.5)	—	(63.5)
Gain on sale of investment in notes from related party	99.4	—	99.4	99.4	—	99.4
Loss on extinguishment of debt	—	(0.3)	0.3	(23.8)	(0.5)	(23.3)
Other income/(expense), net	(0.1)	0.1	(0.2)	(0.1)	0.6	(0.7)
Provision for income taxes (1)	(22.1)	(22.3)	0.2	(31.9)	(55.9)	24.0
Net loss from discontinued operations	(14.6)	—	(14.6)	(15.6)	—	(15.6)
Net loss attributable to non-controlling interests (2)	5.1	3.7	1.4	14.5	4.9	9.6
_____________________________________________________

(1)
CGP LLC’s provision for income taxes represents the income taxes from its corporate subsidiary, CIE, which is taxed as a corporation for federal, state and foreign income tax purposes. CGP LLC’s provision for income taxes also includes the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes for the period up to the date of acquisition by CGP LLC for the properties acquired from Caesars Entertainment in the second quarter of 2014. CGP LLC does not record a provision for income taxes for properties included within the Casino Properties and Developments segment that were acquired by CGP LLC in 2013 as such entities are pass-through entities for income tax purposes. Predecessor Growth Partners’ provision for income taxes represent the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes as if Predecessor Growth Partners filed separate United States ("US") federal, state and foreign income tax returns, and does not recognize the pass through entity structure of CGP LLC.

(2)
CGP LLC's non-controlling interest reflects the non-controlling interest associated with consolidating CIE and the Maryland Joint Venture into CGP LLC. As the financial statements of Predecessor Growth Partners were prepared on a combined basis rather than a consolidated basis, the non-controlling interest associated with CIE is not included within the financial statements of Predecessor Growth Partners.

Interest Expense, Net of Interest Capitalized
Interest expense, net of interest capitalized for the three and nine months ended September 30, 2014 primarily relates to the debt incurred in May 2014 by CGPH to fund the purchase of Cromwell, The LINQ Hotel & Casino and Bally’s Las Vegas (together, the "Acquired Properties Transaction") and the purchase of Harrah’s New Orleans (the "Harrah's Transaction") from CEOC. Interest expense, net of interest capitalized due to these transactions was $36.5 million and $89.9 million, respectively, for the three and nine months ended September 30, 2014.
Interest expense associated with the Planet Hollywood secured loan decreased from $9.8 million in the three months ended September 30, 2013, to zero in the three months ended September 30, 2014 and from $29.0 million in the nine months ended September 30, 2013 to $14.9 million in the nine months ended September 30, 2014. Decreases to the interest expense for Planet Hollywood in both periods resulted from the repayment of the Planet Hollywood Loan Agreement, as defined below, in conjunction with the Second Closing as described in Liquidity and Capital Resources-Escrow Release below.
In July 2013, CBAC Borrower LLC ("CBAC Borrower") entered into a credit agreement (the "Baltimore Credit Facility"). Interest expense associated with this facility for the three and nine months ended September 30, 2014 was $6.1 million and $17.9 million, respectively, and was offset by capitalized interest for the three and nine months ended September 30, 2014 of $4.3 million and $13.9 million, respectively, related to the construction of the facility. Interest expense, net of interest capitalized for both the three and nine months ended September 30, 2013 was $5.2 million.
Additional interest expense, net of interest capitalized, totaled $5.9 million and $6.6 million for the three months ended September 30, 2014 and 2013, respectively, and $15.0 million and $22.0 million for the nine months ended September 30, 2014 and 2013, respectively.
Interest expense associated with capital lease obligations was not material to any period presented.
Interest Income
Interest income for the three and nine months ended September 30, 2014 and 2013 was not material to the respective periods.

Interest Income - Related Party
CGP LLC received interest income on its portfolio of approximately $1.1 billion face value of aggregate principal amount of notes previously issued by CEOC ("CEOC Notes"). The CEOC Notes had fixed interest rates ranging from 5.625% to 6.50% and maturities ranging from 2015 to 2017. Interest income - related party decreased in the three months ended September 30, 2014 when compared to the same period in 2013 as well as in the nine months ended September 30, 2014 when compared to the same period in 2013. In each case, the decrease was due to the sale or transfer in the form of dividends of the entire portfolio of CEOC Notes during the third quarter of 2014.
Impairment of Investment in Notes from Related Party
On August 6, 2014, CGP LLC effectuated a distribution of its 5.75% and 6.50% CEOC Notes as a dividend to its members, pro-rata based upon each member’s ownership percentage in CGP LLC (the "Notes Distribution"). Immediately prior to the Notes Distribution, CGP LLC recorded an impairment charge of $63.5 million to release losses that had been accumulated in equity, given that CGP LLC would not recover its amortized cost basis in the CEOC Notes.
Gain on Sale of Investment in Notes from Related Party
On May 5, 2014 CGP LLC entered into a note purchase agreement to sell a portion of its CEOC Notes back to CEOC. On July 29, 2014, CGP LLC received $451.9 million of consideration (including accrued and unpaid interest) in connection with the CEOC Notes purchase transaction and recognized a gain of $99.4 million.
Loss on Extinguishment of Debt
The Planet Hollywood secured loan contained excess cash flow provisions which required mandatory prepayments when certain conditions were met. Prepayments not attributable to principal were recorded in Loss on extinguishment of debt in the Combined and Consolidated Condensed Statements of Operations of CGP LLC and Combined Condensed Statements of Operations for Predecessor Growth Partners. Inclusive of the impact of the loan payoff in conjunction with the Second Lien Intercreditor Agreement, as defined in the Intercreditor Agreement and Collateral Agreements section below, Loss on extinguishment of debt for the three months ended September 30, 2014 and 2013 was zero and $0.3 million, respectively, and for the nine months ended September 30, 2014 and 2013 was $23.8 million and $0.5 million, respectively.
Other Income/(Expense), Net
Other income/(expense), net for the three and nine months ended September 30, 2014 and 2013 was not material to the respective periods' results.
Provision for Income Taxes
CGP LLC
The provision for income taxes for CGP LLC for 2014 represents the income taxes from its corporate subsidiary, CIE, which is taxed as a corporation for federal, state and foreign income tax purposes. CGP LLC’s provision for income taxes also includes the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes for the period up to the date of acquisition by CGP LLC for the properties acquired from CEOC in the second quarter of 2014. No provision for income taxes is reported for properties within the Casino Properties and Developments segment of CGP LLC that were acquired in 2013 as such properties are taxed as a partnership for federal and state income tax purposes whereby any income or losses were allocated to the CGP LLC owners and taxed by each owner. The provision for income taxes for CGP LLC differs from the expected federal tax rate of 35% primarily due to CGP LLC income not taxed at the CGP LLC entity level.
Predecessor Growth Partners
Provision for income taxes represents the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes as if Predecessor Growth Partners filed separate US federal, state and foreign income tax returns. The provision for income taxes for the period presented differs from expected federal tax rate of 35% primarily due to tax benefits from foreign operations partially offset by an increase in federal valuation allowance and the tax cost of non-deductible stock-based compensation and other non-deductible expenses.
Loss from Discontinued Operations, Net of Income Tax
In June 2014, CIE concluded that, effective August 2014, it would suspend operations of CIE RMG BEL, LLC, an indirectly wholly owned subsidiary in Minsk, Belarus. As a result, CIE recorded a $15.5 million impairment in the second quarter of 2014. In the third quarter of 2014, CIE settled its accrued contingent consideration liability for $4.5 million and recognized a gain of $1.4 million on the final disposition of the entity. We have presented the operations of CIE RMG BEL, LLC as discontinued operations in CGP LLC's Combined and Consolidated Condensed Statements of Operations.

Net Loss Attributable to Non-controlling Interests
CGP LLC
Caesars Interactive Entertainment
For both the three and nine months ended September 30, 2014, net loss of $1.8 million was attributable to non-controlling interests in CIE.
Certain key Caesars Interactive employees were granted RSUs. In September 2014, the first tranche of RSU grants vested and resulted in an increase of 0.19% increase in the non-controlling interest ("NCI") ownership of CIE.
Maryland Joint Venture
For the three and nine months ended September 30, 2014 net losses of $3.3 million and $12.7 million, respectively, were attributable to non-controlling interests in the Maryland Joint Venture.
In February 2014, CGP LLC's joint venture with Rock Gaming LLC ("Rock"), who is the majority member of CR Baltimore Holdings ("CRBH"), sold a portion of its interest in CBAC Gaming LLC ("CBAC Gaming") to an existing joint venture partner of CBAC Gaming, Caves Valley Partners ("CVP"). CGP LLC received $12.8 million of the proceeds from the sale. Following the closing of the sale, CGP LLC maintained its 58.5% ownership of CRBH, while CRBH reduced its ownership of CBAC Gaming to approximately 70%, resulting in a decline of CGP LLC's indirect ownership in CBAC Gaming to approximately 41%.
Predecessor Growth Partners
Caesars Interactive Entertainment
As the financial statements of Predecessor Growth Partners were prepared on a combined basis rather than a consolidated basis, the non-controlling interest associated with CIE is not included within the financial statements of Predecessor Growth Partners.
Maryland Joint Venture
For the three and nine months ended September 30, 2013, net losses attributed to non-controlling interests in the Maryland Joint Venture were $3.7 million and $4.9 million, respectively.
Reconciliations of Net Income/(Loss) from Continuing Operations to Adjusted EBITDA
CGP LLC and Predecessor Growth Partners use Adjusted EBITDA as a supplemental measure of its performance. EBITDA is comprised of net income before (i) interest expense, net of capitalized interest, (ii) interest income, (iii) provision for income taxes, and (iv) depreciation and amortization expense. Adjusted EBITDA is comprised of EBITDA, further adjusted for certain items that CGP LLC and Predecessor Growth Partners do not consider indicative of its ongoing operating performance.
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

	For the Three Months Ended September 30, 2014
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other	Total
Net income/(loss) from continuing operations	$(2.9)	$(33.3)	$106.9	$70.7
Provision for income taxes	21.1	1.0	—	22.1
Income/(loss) from continuing operations before income taxes	18.2	(32.3)	106.9	92.8
Interest expense, net of interest capitalized	1.8	43.1	(0.7)	44.2
Interest income, including related party	—	—	(19.1)	(19.1)
Depreciation and amortization	7.3	30.5	—	37.8
EBITDA	27.3	41.3	87.1	155.7
Other expense, net	0.1	—	—	0.1
Write-downs, reserves and project opening costs, net of recoveries (b)	2.5	9.8	—	12.3
Change in fair value of contingently issuable non-voting membership units (c)	—	—	(56.4)	(56.4)
Change in fair value of contingent consideration (d)	0.1	—	—	0.1
Acquisition and integration costs	0.3	4.3	0.9	5.5
Gain on sale of investment in notes from related party	—	—	(99.4)	(99.4)
Impairment on investment in notes from related party	—	—	63.5	63.5
Stock-based compensation (e)	22.0	0.6	—	22.6
Other (f)	1.1	0.3	—	1.4
Adjusted EBITDA	$53.4	$56.3	$(4.3)	$105.4

	For the Three Months Ended September 30, 2013
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other	Total
Net income from continuing operations	$16.2	$1.4	$29.2	$46.8
Provision for income taxes	5.7	0.9	15.7	22.3
Income from continuing operations before income taxes	21.9	2.3	44.9	69.1
Interest expense, net of interest capitalized	0.8	20.8	—	21.6
Interest income, including related party	—	—	(44.9)	(44.9)
Depreciation and amortization	4.8	19.8	—	24.6
EBITDA	27.5	42.9	—	70.4
Other income, net	—	(0.1)	—	(0.1)
Loss on extinguishment of debt (a)	—	0.3	—	0.3
Write-downs, reserves and project opening costs, net of recoveries (b)	—	4.8	—	4.8
Acquisition and integration costs	0.3	—	—	0.3
Stock-based compensation (e)	1.8	0.2	—	2.0
Other (f)	1.0	—	—	1.0
Adjusted EBITDA	$30.6	$48.1	$—	$78.7
_____________________________________________________
(a) - (f) See footnotes following at the end of this section.

	For the Nine Months Ended September 30, 2014
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other	Total
Net income/(loss) from continuing operations	$(2.2)	$(84.0)	$153.8	$67.6
Provision for income taxes	19.3	12.6	—	31.9
Income/(loss) from continuing operations before income taxes	17.1	(71.4)	153.8	99.5
Interest expense, net of interest capitalized	3.8	121.6	(1.6)	123.8
Interest income, including related party	—	—	(120.2)	(120.2)
Depreciation and amortization	20.9	77.9	—	98.8
EBITDA	41.8	128.1	32.0	201.9
Other expense, net	0.1	—	—	0.1
Loss on extinguishment of debt (a)	—	23.8	—	23.8
Write-downs, reserves and project opening costs, net of recoveries (b)	2.5	31.8	—	34.3
Change in fair value of contingently issuable non-voting membership units (c)	—	—	(7.9)	(7.9)
Change in fair value of contingent consideration (d)	32.7	—	—	32.7
Acquisition and integration costs	0.9	9.7	0.9	11.5
Gain on sale of investment in notes from related party	—	—	(99.4)	(99.4)
Impairment on investment in notes from related party	—	—	63.5	63.5
Stock-based compensation (e)	48.4	0.6	—	49.0
Other (f)	2.7	0.6	—	3.3
Adjusted EBITDA	$129.1	$194.6	$(10.9)	$312.8

	For the Nine Months Ended September 30, 2013
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other	Total
Net income from continuing operations	$1.3	$31.7	$83.2	$116.2
(Benefit from)/provision for income taxes	(7.5)	18.6	44.8	55.9
Income/(loss) from continuing operations before income taxes	(6.2)	50.3	128.0	172.1
Interest expense, net of interest capitalized	1.9	54.3	—	56.2
Interest income, including related party	—	—	(128.0)	(128.0)
Depreciation and amortization	12.6	61.2	—	73.8
EBITDA	8.3	165.8	—	174.1
Other income, net	(0.1)	(0.5)	—	(0.6)
Loss on extinguishment of debt (a)	—	0.5	—	0.5
Write-downs, reserves and project opening costs, net of recoveries (b)	—	15.8	—	15.8
Change in fair value of contingent consideration (d)	48.9	—	—	48.9
Acquisition and integration costs	0.5	—	—	0.5
Stock-based compensation (e)	12.2	0.3	—	12.5
Other (f)	2.1	0.2	—	2.3
Adjusted EBITDA	$71.9	$182.1	$—	$254.0
_____________________________________________________

(a)
Amounts represent the difference between the fair value of consideration paid and the book value, net of deferred financing costs, of debt retired through debt extinguishment transactions, which are capital structure-related, rather than operational-type costs.

(b)	Amounts primarily represent development costs related to the construction of Horseshoe Baltimore, Cromwell and The LINQ Hotel & Casino.

(c)
Amounts represent the change in fair value of contingently issuable membership units associated with the CIE earn-out calculation related to the transactions establishing CGP LLC. The total liability represents the estimated fair value of CGP LLC non-voting membership units to be issued to a subsidiary of Caesars Entertainment.

(d)	Amounts represent the change in fair value of contingent consideration for CIE acquisitions.

(e)
Amounts represent non-cash stock-based compensation expense related to stock options, restricted shares and restricted stock units. Stock-based compensation expense for the three months ended September 30, 2014 includes $19.6 million of expense related to earlier quarters of 2014. See Note 3 — Equity Method Investment in Caesars Growth Partners, LLC to CAC's condensed financial statements.

(f)	Amounts represent other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified, such as lobbying expenses.

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
Future development projects could require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion, and the commencement of operations of development projects are contingent upon, among other things, negotiation of final agreements and receipt of requisite approvals from the applicable political and regulatory bodies. Excluding amounts spent for the purchases of businesses, CGP LLC's cash used for capital spending for the three and nine months ended September 30, 2014 was $187.8 million and $480.0 million, respectively. The majority of the 2014 and 2013 capital spending relates to Horseshoe Baltimore which opened in August 2014, Cromwell which was completed and reopened in the second quarter of 2014, and the ongoing renovation of The LINQ Hotel & Casino. Estimated total capital expenditures for the remainder of 2014 are expected to be between approximately $106.0 million and $156.0 million.
CGP LLC’s near term residual capital requirements for Horseshoe Baltimore are expected to be funded by the Baltimore Credit Facility, as further discussed in the Capital Resources section below.
Liquidity
     CGP LLC's primary sources of liquidity include currently available cash and cash equivalents, cash flows generated from its operations and borrowings under CIE’s credit facility with Caesars Entertainment. CGP LLC's cash and cash equivalents totaled $989.2 million and $1,032.0 million at September 30, 2014 and December 31, 2013, respectively.
Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows. CGP LLC's operating cash inflows are used for operating expenses, debt service costs, working capital needs and capital expenditures in the normal course of business. Long-term obligations are expected to be paid through operating cash flows, refinancing of existing debt or the issuance of new debt, or, if necessary, additional investments from its equity holders. CGP LLC's ability to refinance debt will depend upon numerous factors such as market conditions, our financial performance, and the limitations applicable to such transactions under CGP LLC's and its subsidiaries' financing documents. Additionally, CGP LLC's ability to fund operations, pay debt obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond CGP LLC's control, and disruptions in capital markets and restrictive covenants related to CGP LLC's existing debt could impact CGP LLC's ability to fund liquidity needs, pay indebtedness and secure additional funds through financing activities.
CGP LLC’s Restricted cash totaled $39.6 million and $359.8 million at September 30, 2014 and December 31, 2013, respectively. Restricted cash and cash equivalents include amounts restricted under the terms of the Baltimore Credit Facility and Cromwell Credit Facility, as defined below, at both September 30, 2014 and December 31, 2013, as well as the Planet Hollywood debt agreement at December 31, 2013. The Planet Hollywood debt agreement required that CGP LLC and Predecessor Growth Partners maintain certain reserves for payment of property taxes, insurance, interest and ongoing furniture, fixtures and equipment purchases, or property development. In connection with the Second Closing, as described in Escrow Release below, the Planet Hollywood debt agreement was paid in full. Restricted cash is classified as current or long-term depending upon its intended use.
At September 30, 2014 and December 31, 2013, Caesars Interactive had cash balances in its subsidiary located in Israel of $45.0 million and $24.4 million, respectively. Additionally, the subsidiary had $15.0 million in short-term investments at December 31, 2013 and no short-term investments at September 30, 2014. CIE may use the cash in the Playtika Ltd. ("Playtika") subsidiary to repay debt payable to related parties, fund operations at Playtika, pursue international acquisitions or repatriate the cash to CIE.
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
As of both September 30, 2014 and December 31, 2013, CIE had $39.8 million of book value of indebtedness outstanding and payable to Caesars Entertainment. Horseshoe Baltimore had $266.4 million and $217.7 million, respectively, and Cromwell had $180.2 million and $179.8 million, respectively, of book value of indebtedness outstanding to third-party lenders for the same periods. At December 31, 2013, Planet Hollywood had $462.5 million of book value of indebtedness outstanding and payable to third-party lenders. Cash paid for interest for the nine months ended September 30, 2014 and 2013 was $60.4 million and $42.4 million, respectively.
CGP LLC believes that its cash and cash equivalents and its cash flows from operations will be sufficient to meet its normal operating and debt service requirements during the next 12 months and the foreseeable future and to fund capital expenditures expected to be incurred in the normal course of business.
As of September 30, 2014, the assets of Harrah’s New Orleans, Bally’s Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for certain of CGPH’s outstanding debt securities.
Intercreditor Agreement and Collateral Agreements
On May 20, 2014, in connection with the Second Closing, as described in Escrow Release below, US Bank National Association, as trustee under the 2022 Notes (in such capacity, the "Trustee"), entered into a second lien intercreditor agreement (the "Second Lien Intercreditor Agreement") with Credit Suisse AG, Cayman Islands Branch, as collateral agent under the First Lien Collateral Agreement (as defined below) (in such capacity, the "First Lien Collateral Agent") that establishes the subordination of the liens securing the 2022 Notes to the liens securing first priority lien obligations, including the $1.325 billion Senior Secured Credit Facilities and certain other matters relating to the administration of security interests.
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

Debt
The following is a description of the components of CGP LLC's debt with third parties:

		Rates at	Face Value at	Book Value at
(In millions)	Final Maturity	September 30, 2014	September 30, 2014	September 30, 2014	December 31, 2013
Secured debt
Caesars Growth Properties Holdings Term Loan	2021	6.25%	$1,172.1	$1,139.9	$—
Caesars Growth Properties Holdings 2022 Notes	2022	9.375%	675.0	660.4	—
Planet Hollywood Loan Agreement	2015	—%	—	—	462.5
Baltimore Credit Facility	2020	8.25%	272.5	262.9	214.4
Cromwell Credit Facility	2019	11.00%	185.0	180.2	179.8
Capital lease obligations	2015 - 2017	Various	4.6	4.6	2.1
Unsecured debt
Special Improvement District Bonds	2037	5.30%	14.5	14.5	14.8
Other financing obligations	2016 - 2018	0.00% - 6.00%	9.8	8.5	10.0
Total debt			2,333.5	2,271.0	883.6
Current portion of long-term debt			(18.3)	(18.3)	(4.0)
Long-term debt			$2,315.2	$2,252.7	$879.6
Caesars Growth Properties Holdings Term Facility
The purchase price of the acquisition of Cromwell, The LINQ Hotel & Casino, Bally’s Las Vegas, 50% of the ongoing management fees and any termination fees payable for each of these properties, and certain intellectual property that is specific to each of these properties (collectively referred to as the "First Closing") was funded by CGPH with cash on hand contributed by CGP LLC and the proceeds of $700.0 million of term loans (the "First Closing Term Loan"). CGPH closed on the First Closing Term Loan on May 5, 2014. CGPH repaid in full the First Closing Term Loan in connection with the Second Closing.
Caesars Growth Properties Holdings Term Loan
On May 8, 2014, Borrower closed on $1.175 billion of term loans (the "Term Loan") pursuant to a First Lien Credit Agreement among Caesars Growth Properties Parent, LLC ("Parent"), the Borrower, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (the "Administrative Agent"), and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., UBS Securities LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as Co-Lead Arrangers and Bookrunners (the "Credit Agreement"). The Credit Agreement also provides for a $150.0 million revolving credit agreement (the "Revolving Credit Facility" and, together with the Term Loan, the "Senior Secured Credit Facilities"). As of September 30, 2014, no borrowings were outstanding under the Revolving Credit Facility, and $0.1 million is committed to outstanding letters of credit.
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
The CGPH Term Loans are guaranteed by the Parent and the material, domestic wholly-owned subsidiaries of CGPH (subject to exceptions), and are secured by a pledge of the equity interest of CGPH directly held by the Parent and substantially all of the existing and future property and assets of CGPH and the subsidiary guarantors (subject to exceptions).
The CGPH Term Loans include negative covenants, subject to certain exceptions, restricting or limiting CGPH's ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create liens on certain assets to secure debt; (vi) consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; (vii) enter into certain transactions with their affiliates and (viii) designate their subsidiaries as unrestricted subsidiaries. The CGPH Term Loans also contain customary affirmative covenants and customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds (including equity cure provisions).

The CGPH Term Loans require that CGPH maintains a senior secured leverage ratio ("CGPH SSLR") of no more than 6.0 to 1.0, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined ("CGPH Adjusted EBITDA"). As of September 30, 2014, the CGPH SSLR was 3.14 to 1.00.
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
Planet Hollywood Loan Agreement
In connection with the acquisition of Planet Hollywood by Caesars Entertainment in 2010 and the assumption of debt, PHW Las Vegas, LLC entered into the Amended and Restated Loan Agreement (the "Planet Hollywood Loan Agreement") with Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2007-TFL2. On October 26, 2011, Caesars Entertainment exercised its option to extend the Planet Hollywood Loan Agreement to 2013. On December 5, 2013 the loan maturity was again extended to April 2015.
The book value of outstanding debt under the Planet Hollywood Loan Agreement was $462.5 million at December 31, 2013 and bore interest on the unpaid principal balance at a rate per annum equal to London Inter-Bank Offered Rate ("LIBOR") plus 2.859%. In connection with the Second Closing in May 2014, the $476.9 million senior secured term loan of PHWLV was paid in full.
CIE Credit Facility
Caesars Interactive has entered into an unsecured credit facility with Caesars Entertainment (the "Credit Facility") whereby Caesars Entertainment provided to Caesars Interactive unsecured intercompany loans as requested by CIE and approved by Caesars Entertainment on an individual transaction basis. No principal payments are required on the unsecured intercompany loans until their maturity date of November 29, 2016. The unsecured intercompany loans bear interest on the unpaid principal amounts at a rate per annum equal to LIBOR plus 5%. This credit facility does not have any restrictive or affirmative covenants. The outstanding balance on the Credit Facility was $39.8 million as of September 30, 2014.
Rock Promissory Notes
In March 2012, Rock and CIE entered into an agreement pursuant to which Rock purchased approximately 6,155 shares of CIE common stock for $30.4 million in cash and agreed to purchase additional shares of CIE common stock on or before July 2, 2012. CIE used the proceeds from this sale to prepay a portion of the then outstanding balance on the credit facility.
In June 2012, CIE and Rock modified the agreement with Rock such that CIE issued to Rock approximately 382 shares of CIE common stock and a promissory note for $28.5 million in exchange for $30.4 million in cash. The promissory note is convertible into approximately 5,773 shares of CIE common stock. In November 2012, CIE issued to Rock an additional promissory note for $19.2 million in exchange for $19.2 million in cash. The additional promissory note is convertible into approximately 3,140 shares of CIE common stock. The ability to convert the promissory notes into shares is subject to the satisfaction of certain specified criteria. Both promissory notes automatically convert into shares of CIE common stock in November 2014, unless both parties agree to amend the notes. As the notes are expected to be converted into equity, both promissory notes are classified as long-term in CGP LLC's Combined and Consolidated Condensed Balance Sheets at September 30, 2014 and December 31, 2013.
Baltimore Credit Facility
CBAC Borrower, a joint venture among Caesars Baltimore Investment Company, LLC ("CBIC"), Rock Gaming Mothership LLC, CVPR Gaming Holdings, LLC, STRON-MD Limited Partnership and PRT Two, LLC, entered into the Baltimore Credit Facility to finance the acquisition of land in Baltimore, Maryland and the construction of Horseshoe Baltimore. The Baltimore Credit Facility provides for (i) a $300.0 million senior secured term facility with a seven-year maturity, which is comprised of a $225.0 million facility that was funded upon the closing of the Baltimore Credit Facility, a $37.5 million delayed draw facility available from the closing of the Baltimore Credit Facility until July 2014, which was drawn in June 2014 in accordance with the agreement, and a $37.5 million delayed draw facility available until January 2015, of which $10.0 million was drawn as of September 30, 2014 and (ii) a $10.0 million senior secured revolving facility with a five-year maturity. The Baltimore Credit Facility is secured by substantially all material assets of CBAC Gaming and its wholly-owned domestic subsidiaries. In connection with the foregoing, CBIC and the other joint venture partners each provided, on a several and not joint basis, a completion guarantee with respect to Horseshoe Baltimore, which guarantees completion of the construction of Horseshoe Baltimore, availability of contemplated working capital and the discharge, bonding or insuring over of certain liens in connection with Horseshoe Baltimore. The maximum liability of CBIC under its completion guarantee is approximately $9.0 million.
Concurrently with the closing of the Baltimore Credit Facility, CBAC Borrower entered into an equipment financing term loan facility for up to $30.0 million (the "Baltimore FF&E Facility"). Under the Baltimore FF&E Facility, CBAC Gaming, LLC and CBAC Borrower, LLC, which is wholly-owned by CBAC Gaming, LLC (collectively, "CBAC") may use funds from the facility to finance or reimburse the purchase price and certain related costs of furniture, furnishings, and equipment (referred to as "FF&E") to be used in Horseshoe Baltimore. Proceeds of the Baltimore FF&E Facility will also be available to refinance the purchase price of FF&E purchased with other amounts available to CBAC. Draws under the Baltimore FF&E Facility may be made after the closing date and prior to January 2015, provided that a final draw of the unused commitment amount will be deposited into an escrow account pledged to the collateral agent for the Baltimore FF&E Facility at the end of the commitment period, and such funds will be available for subsequent financing of FF&E purchases. CBAC is not permitted to reduce the commitments under the FF&E Facility, however it remained undrawn as of September 30, 2014. The Baltimore FF&E Facility will mature in January 2019.
The Baltimore FF&E Facility has covenants and events of default substantially consistent with the Baltimore Credit Facility, and other restrictive covenants customary for FF&E facilities of this type.
Cromwell Credit Facility
In November 2012, Cromwell entered into a $185.0 million, seven-year senior secured credit facility bearing interest at LIBOR plus 9.75% with a LIBOR floor of 1.25% (the "Cromwell Credit Facility") to fund the renovation of the former Bill's Gamblin' Hall and Saloon into a boutique lifestyle hotel, rebranded as Cromwell. The renovation included a complete remodeling of the guest rooms, casino floor, and common areas, the addition of a second floor restaurant, and the construction of an approximately 65,000 square foot rooftop pool and dayclub/nightclub. Cromwell owns the property and operates the casino, hotel, and food and beverage operations, while the dayclub/nightclub is leased to a third party. The proceeds of the Cromwell Credit Facility were funded during the fourth quarter of 2012 and are included as Restricted cash on the Combined and Consolidated Condensed Balance Sheets until drawn to pay for costs incurred in the renovation. Cromwell’s gaming floor opened on April 21, 2014 and its 188 hotel rooms became available to guests starting on May 21, 2014.
The Cromwell Credit Facility also contains certain affirmative and negative covenants and requires Cromwell maintain, for each of the second and third full fiscal quarters following the renovated Project's opening date, at least $7.5 million in consolidated EBITDA from Cromwell, including the third-party leased dayclub/nightclub operations (the "Consolidated Cromwell EBITDA"). In addition, beginning in the fourth full fiscal quarter after the renovated Project's opening date and for the three full fiscal quarters thereafter, the Cromwell Credit Facility also requires Cromwell to maintain a senior secured leverage ratio ("Cromwell SSLR") of no more than 5.25 to 1.0, which is the ratio of Cromwell's first lien senior secured net debt to Consolidated Cromwell EBITDA. Upon the second anniversary date of the Project's opening, the Cromwell SSLR for the following four fiscal quarters may not exceed 5.00 to 1.00, until the third anniversary of the Project's opening and for each fiscal quarter thereafter in which the Cromwell SSLR may not exceed 4.75 to 1.00.
Capital Leases
CGP LLC has entered into multiple capital leases for gaming and wireless internet equipment. The leases have an outstanding liability balance of $4.6 million as of September 30, 2014 and are included in Land, property and equipment, net in CGP LLC's Combined and Consolidated Condensed Balance Sheet.
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

On March 31, 2014, these notes, including accrued interest, were settled with CEOC. The settlement was accounted for as a net equity contribution from CEOC in the amount of $139.9 million.
Escrow Release
In connection with the Second Closing, CGPH repaid in full the $700.0 million First Closing Term Loan and the $476.9 million senior secured term loan of PHWLV. The purchase price of the Second Closing and the repayment of these loans were funded by the Borrower with the proceeds of the 2022 Notes and Term Loans of the Borrower, which were previously held in escrow. The terms of the indenture for the 2022 Notes and credit agreement for the Term Loans are as described in CAC's Current Reports on Form 8-K filed on April 17, 2014 and May 9, 2014, respectively.
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
Funds held in escrow under this agreement were classified as restricted cash, the result of which were large increases and decreases in restricted cash for the nine months ended September 30, 2014 as presented in CGP LLC's Combined and Consolidated Condensed Statement of Cash Flows.
Contingently Issuable Non-voting Membership Units
Pursuant to the terms of the CGP Operating Agreement, in conjunction with CGP LLC's acquisition of CIE from Caesars Entertainment, CGP LLC is obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from CIE's social and mobile games business exceeds a specified threshold amount in 2015. The number of units to be issued is capped at a value of $225 million divided by the value of the non-voting units on October 21, 2013. Therefore, on October 21, 2013, CGP LLC recorded a liability of $167.8 million representing the estimated fair value of additional non-voting membership units contingently issuable to Caesars Entertainment in 2016. The contingently issuable non-voting membership units' estimated fair value is based upon a multiple of EBITDA for the calendar year 2015 in excess of a specified minimum threshold and includes a maximum payout threshold. The estimated fair value of the contingently issuable non-voting membership units at September 30, 2014 and December 31, 2013 was $298.6 million and $306.5 million, respectively. The change in fair value of $7.9 million is reported within the CGP LLC Combined and Consolidated Condensed Statements of Operations.
Other Obligations and Commitments
Material changes to CGP LLC's aggregate indebtedness are described in Debt above. As of September 30, 2014, debt payments and estimated interest payments are as follows:

	Payments Due by Period
(In millions)	Total	Remainder of 2014	1-3 years	4-5 years	After 5 years
Debt payable to related parties, face value	$39.8	$—	$39.8	$—	$—
Debt payable to third parties, face value(1)	2,333.5	4.4	55.9	214.4	2,058.8
Estimated interest payments to related parties(2)	5.1	0.5	4.6	—	—
Estimated interest payments to third parties(2)	1,358.6	64.2	562.6	406.7	325.1
Convertible note, face value(3)	47.7	47.7	—	—	—
-------------------------------------------
(1) Includes a capital lease obligation of $4.6 million.
(2) Estimated interest for variable rate debt included in this table is based on rates at September 30, 2014.
(3) CGP LLC intends to settle the convertible note through the issuance of Caesars Interactive common stock.
Off-balance Sheet Arrangements
CGP LLC did not have any off-balance sheet arrangements at September 30, 2014 or December 31, 2013.
Recent Accounting Pronouncements
In April 2014, the FASB issued authoritative guidance amending existing requirements for reporting discontinued operations. Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. Public entities will apply the amended guidance prospectively to all disposals occurring within annual periods beginning on or after December 15, 2014, and interim periods within those years. We will adopt this standard effective January 1, 2015. Due to the change in requirements for reporting discontinued operations described above, presentation and disclosures of future transactions after adoption may be different than under current standards.
In May 2014, the FASB issued authoritative guidance amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance, including revenue recognition guidance specific to the gaming industry will be eliminated. In addition, interim and annual disclosures will be substantially revised. The amendments in this guidance are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We will adopt this standard effective January 1, 2017. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations.
In August 2014, the FASB issued authoritative guidance amending the existing requirements for disclosing information about an entity's ability to continue as a going concern. The new guidance will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. The amendments in this guidance are effective for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations and are evaluating the date of adoption.
Other Items
CIE Share Repurchases
During the first quarter of 2014, 2,394 shares of CIE stock were issued pursuant to the exercise of stock options, and those shares were subsequently repurchased by CIE. These transactions resulted in a $3.9 million decrease in equity, which is the net difference between the gross repurchase amount of $19.1 million and the aggregate of $3.8 million in exercise proceeds and $11.4 million related to the fair value of liability-classified awards reclassified to equity upon exercise. Net cash outflow for these transactions was $15.3 million. During the second quarter of 2014, CIE issued 1,416 shares and repurchased 1,168 shares resulting in a $1.3 million increase in equity. Net cash outflow for these transactions was $6.3 million. During the third quarter of 2014, CIE issued 2,022 shares and repurchased 1,738 shares resulting in a $2.6 million decrease in equity. Net cash outflow for these transactions was $13.6 million.
Share-based Payments to Non-Employees of CAC or CGP LLC
On April 9, 2014, the Board approved the CAC Equity-Based Compensation Plan for CEC Employees for officers and employees of CEC and its subsidiaries as well as certain other individual consultants and advisers of the Company and its subsidiaries (the "Equity Plan"). CEC will administer the Equity Plan. Under the Equity Plan, CEC is authorized to grant stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, cash awards, rights to purchase or acquire shares or similar securities in the form of or with a value related to our Common Stock to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries. The Equity Plan will terminate ten years after approval by the Board. Subject to adjustments in connection with certain changes in capitalization, the maximum value of the shares of our Common Stock that may be delivered pursuant to awards under the Equity Plan is $25.0 million.
On May 8, 2014, CEC granted awards to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries in accordance with the Equity Plan to reward and provide incentive for services provided in their capacity, promote the success of CGP LLC and more closely align the interests of such individuals with those of the stockholders of the Company. Awards under this plan vest one-third on each of October 21, 2014, 2015 and 2016. Expense associated with the vesting of such awards is recorded as management fee expense by CGP LLC, totaling $4.6 million and $7.3 million, respectively, for the three and nine months ended September 30, 2014. Upon issuance of shares pursuant to this plan, such shares will be contributed to CGP LLC by CAC as additional investment into that entity, at which time CGP LLC will settle its management fee obligation with CEC and its subsidiaries through a distribution of such shares to CEC. Also upon issuance of shares pursuant to this plan, CGP LLC will issue an equivalent number of voting units in CGP LLC and distribute those units to CAC. As CAC will receive voting units in CGP LLC in exchange for the shares of CAC issued pursuant to this plan, there is no expected dilutive impact to CAC's Earnings per Share ("EPS") (see Note 4 — Stockholders’ Equity and Earnings per Share).
Formation of Caesars Enterprise Services, LLC
On May 20, 2014, CEOC, CEC, Caesars Entertainment Resort Properties ("CERP"), and CGPH (together the “Members” and each a “Member”) entered into a services joint venture, Caesars Enterprise Services, LLC (“CES”). CES manages certain Enterprise Assets (as defined hereafter) and the other assets it owns, licenses or controls, and employs certain of the corresponding employees and other employees who previously provided services to CEOC, CERP and CGPH, their affiliates and their respective properties and systems under each property’s corresponding property management agreement. Corporate expenses that are not allocated to the properties directly are allocated by CES to CEOC, CERP, and CGPH according to their allocation percentages (initially 70.0%, 24.6% and 5.4%, respectively), subject to annual review. Operating expenses are allocated to each Member with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements. On October 1, 2014, CES began operations in Nevada, New Jersey and certain other jurisdictions in which regulatory approval had been received or was not required. The enhancement of CES operations described above in other jurisdictions may be subject to regulatory and other approvals in such jurisdictions.
Omnibus License and Enterprise Services Agreement
On May 20, 2014, the Members entered into an Omnibus License and Enterprise Services Agreement (the “Omnibus Agreement”), which granted licenses to the Members and certain of their affiliates in connection with the implementation of CES. Initial contributions by the Members included cash contributions by CERP and CGPH of $42.5 million and $22.5 million, respectively. The Members will transition certain executives and employees to CES and the services of such employees will be available as part of CES’s provision of services to the Members and certain of their affiliates that own properties that require CES services under the Omnibus Agreement.
Under the Omnibus Agreement, CEOC, Caesars License Company, LLC (“CLC”), Caesars World, Inc. (“CWI”), CGPH and certain of their subsidiaries that are the owners of their properties granted CES a non-exclusive, irrevocable, world-wide, royalty-free license in and to all intellectual property owned or used by such licensors, including all intellectual property (a) currently used, or contemplated to be used, in connection with the properties owned by the Members and their respective affiliates, including any and all intellectual property related to the Total Rewards program, and (b) necessary for the provision of services contemplated by the Omnibus Agreement and by the applicable management agreement for any such property (collectively, the “Enterprise Assets”).
CES granted to the properties owned or controlled by the Members, and their respective affiliates, non-exclusive licenses to the Enterprise Assets. CES granted to CEOC, CLC, CWI, CGPH and the properties owned or controlled by the Members, including us, licenses to any intellectual property that CES develops or acquires in the future that is not derivative of the intellectual property licensed to it. CES also granted to CEOC, CLC, CWI and CGPH a non-exclusive license to intellectual property specific to the properties controlled by CGPH, CERP and their subsidiaries for any uses consistent with the uses made by CEOC, CLC, CWI and CGPH with respect to such intellectual property prior to the date of the Omnibus Agreement.
Recent Developments and Subsequent Events for CGP LLC
Proposed Development of Woodbury Casino, LLC
On June 30, 2014, CGP submitted its application to the New York State Gaming Facility Location Board for a gaming license to develop Caesars New York, an $880.0 million casino resort in Woodbury, NY. If approved, the property will be managed by Caesars Entertainment and its affiliates. The proposed resort will include approximately 300 hotel rooms, suites and villas, 2,560 slot machines, 190 table games and 50 poker tables. Caesars New York will also include entertainment space, suited for business meetings, celebrations, entertainment and WSOP circuit events. In addition, the resort will feature various food and beverage options that are similar to those at existing CGP LLC properties.
CEOC First and Second Lien Note Holder Litigation
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the CEOC 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit in the Court of Chancery in the State of Delaware against CAC, CGP LLC, CEC, CEOC, CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (i) an award of money damages; (ii) to void certain transfers, the earliest of which dates back to 2010; (iii) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (iv) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (v) to impose a constructive trust or equitable lien on the transferred assets; and (vi) an award to plaintiffs for their attorneys’ fees and costs. CAC believes this lawsuit is without merit and will defend itself vigorously. A motion to dismiss this action was filed by CAC and other defendants on September 23, 2014, and plaintiff Wilmington Savings Fund responded to that motion on October 17, 2014. A hearing on defendants' motion is currently scheduled for December 5, 2014.
On August 5, 2014, CEC along with CEOC filed a lawsuit in the Supreme Court of the State of New York, County of New York, against certain institutional CEOC first and second lien note holders. The complaint states that such institutional first and second lien note holders have acted against the best interests of CEOC and other creditors, including for the purpose of inflating the value of their credit default swap positions or improving other unique securities positions. The complaint asserts claims for tortious interference with prospective economic advantage, declaratory judgment and breach of contract and seeks, among other things, (i) money damages (ii) a declaration that no default or event of default has occurred or is occurring and CEC and CEOC have not breached their fiduciary duties or engaged in fraudulent transfers or other violation of law, and (iii) a preliminary and permanent injunction prohibiting the defendants from taking further actions to damage CEC or CEOC. CEC and CEOC filed an amended complaint in September 2014 adding successor trustee Wilmington Savings Fund Society, FSB as an additional defendant, and also expanded upon certain of CEC's and CEOC's affirmative claims. The defendants moved to dismiss this action on October 15, 2014. We have been informed by CEC and CEOC that they will oppose that motion.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q contains or may contain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," or "pursue," or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements and are found at various places throughout this release. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, and future financial results, wherever they occur in this Form 10-Q, are based on our current expectations about future events and are necessarily estimates reflecting the best judgment of management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.
Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified, and, consequently, the actual performance of CAC and CGP LLC may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described from time to time in the Company’s reports filed with the Securities and Exchange Commission (including the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained herein and therein):

•
construction factors, including delays, increased costs of labor and materials, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters, and building permit issues, including the renovation of The LINQ Hotel & Casino;

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

•	the adverse effects of extensive governmental regulation and taxation policies, which are applicable to CGP LLC;

•	the effects of local and national economic, credit and capital market conditions on the economy in general, and on the gaming and interactive gaming industries in particular;

•	the sensitivity of CGP LLC’s business to reductions in discretionary consumer spending;

•	the rapidly growing and changing industry in which CGP LLC operates, such as CIE's social and mobile games business and internet gaming business;

•	any failure to protect CGP LLC’s trademarks or other intellectual property, such as CIE's ownership of the WSOP trademark;

•	abnormal gaming holds ("gaming hold" is the amount of money that is retained by the casino from wagers by customers);

•
the effects of competition, including locations of competitors and operating and market competition, particularly the intense competition our Las Vegas assets face from other hotel casino resorts in Las Vegas and the competition Horseshoe Baltimore faces from other regional casinos and resorts;

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

•	the low barriers to entry and intense competition of social and mobile games industry could have adverse effect on CIE and CGP LLC;

•	the effect on CGP LLC's business strategy if real money online poker is not legalized in states other than Delaware, Nevada or New Jersey in the United States; and

•	political and economic uncertainty created by terrorist attacks and other acts of war or hostility.
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
Market Risks Related to Interest Rates
CAC's primary exposure to market risk is related to interest rate risk associated with its investments in debt securities included as a component of equity in our Condensed Balance Sheets. As these investments are not diversified across industries or companies, CAC is subject to a significant concentration of credit risk.
CAC does not purchase or hold any derivative financial instruments for hedging or trading purposes.
CAESARS GROWTH PARTNERS, LLC
Market Risks Related to Interest Rates
CGPH has an interest rate cap agreement for a notional amount of $501.4 million at a LIBOR cap rate of 7.0%, which matures on April 9, 2015. Caesars Interactive has an unsecured credit facility with Caesars Entertainment with an outstanding balance of $39.8 million at a rate of LIBOR plus 5%, which matures on November 29, 2016. Assuming a constant outstanding balance for our variable rate debt with both third parties and with related parties, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by $2.2 million. At September 30, 2014, the weighted average USD LIBOR rate on our variable rate debt was 0.18%. A hypothetical reduction of this rate to 0% would immaterially decrease interest expense for the next twelve months.
CGP LLC does not purchase or hold any derivative financial instruments for trading purposes.
Market Risks Related to Foreign Currency
CGP LLC’s foreign currency risk primarily relates to social and mobile games revenue generated outside of the United States, operating expenses of CIE's offices in Montreal, Tel Aviv, Belarus, Ukraine, and the United Kingdom ("UK"), and cash denominated in foreign currencies. Approximately 39% of CIE’s year-to-date social and mobile games revenue is generated outside of the United States, and approximately 3% of CGP LLC’s Cash and cash equivalents balance is denominated in currencies other than the US Dollar.
For the three and nine months ended September 30, 2014, CGP LLC recognized a loss of $2.6 million in each period related to transactions denominated in foreign currencies. This loss is primarily associated with the strength of the US Dollar when compared to the Israeli New Shekel during the three months ended September 30, 2014. For the three and nine months ended September 30, 2013, Predecessor Growth Partners recognized a gain of $0.2 million in each period related to transactions denominated in foreign currencies.
The SEC staff has indicated that the Belarus economy should be treated as highly inflationary as defined under GAAP. While we have operations in Belarus, we do not consider them to be material to our financial results.

Item 4. Controls and Procedures
Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of September 30, 2014, including controls and procedures to timely alert management to material information relating to the Company required to be included in our periodic SEC filings. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective.
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes in our legal proceedings from those described in Legal Proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 except as described below.
CEOC First and Second Lien Note Holder Litigation
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the Notes, on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit in the Court of Chancery in the State of Delaware against CAC, CGP LLC, CEC, CEOC, CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (i) an award of money damages; (ii) to void certain transfers, the earliest of which dates back to 2010; (iii) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (iv) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (v) to impose a constructive trust or equitable lien on the transferred assets; and (vi) an award to plaintiffs for their attorneys’ fees and costs. CAC believes this lawsuit is without merit and will defend itself vigorously. A motion to dismiss this action was filed by CAC and other defendants on September 23, 2014, and plaintiff Wilmington Savings Fund responded to that motion on October 17, 2014. A hearing on defendants' motion is currently scheduled for December 5, 2014.
On August 5, 2014, CEC along with CEOC filed a lawsuit in the Supreme Court of the State of New York, County of New York, against certain institutional CEOC first and second lien note holders. The complaint states that such institutional first and second lien note holders have acted against the best interests of CEOC and other creditors, including for the purpose of inflating the value of their credit default swap positions or improving other unique securities positions. The complaint asserts claims for tortious interference with prospective economic advantage, declaratory judgment and breach of contract and seeks, among other things, (i) money damages (ii) a declaration that no default or event of default has occurred or is occurring and CEC and CEOC have not breached their fiduciary duties or engaged in fraudulent transfers or other violation of law, and (iii) a preliminary and permanent injunction prohibiting the defendants from taking further actions to damage CEC or CEOC. CEC and CEOC filed an amended complaint in September 2014 adding successor trustee Wilmington Savings Fund Society, FSB as an additional defendant, and also expanded upon certain of CEC's and CEOC's affirmative claims. The defendants moved to dismiss this action on October 15, 2014. We have been informed by CEC and CEOC that they will oppose that motion.
See Item 1A. Risk Factors—Risks Related to Caesars Growth Partners, LLC's Business—We are, or may become involved, in legal proceedings that if adversely adjudicated or settled, could impact our financial condition.
Item 1A. Risk Factors
Risks Related to CGP LLC's Continued Dependence on Caesars Entertainment
The implementation of a new services joint venture is subject to regulatory and other approvals, which may be delayed or which may not be received.
We previously announced the formation of a new services joint venture, CES, the purpose of which includes the common management of intellectual property owned by CEOC. CEOC and CERP, each a wholly-owned subsidiary of Caesars Entertainment, and a subsidiary of CGP LLC are members in CES, and, upon the implementation of CES, CES will provide subsidiaries of CGP LLC with intellectual property licenses and property management services, among other services. We and CGP LLC will not control CES, and in the event that our interests do not align with those of CEOC or CERP, the interests of CEOC or CERP may be met before ours. The implementation of CES’s contemplated activities is subject to regulatory and other approvals, which may be delayed, not received or following receipt, subsequently revoked.
The property management agreements have been assigned to CES, and CES will perform the obligations of the property managers at each of the respective Acquired Properties. Before CES can be implemented and commence these activities, however, CES, and the assumption of property manager’s duties under the property management agreements must receive regulatory approvals. We cannot be sure when, or if, we will receive such approvals.
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
CEOC, CERP and a subsidiary of CGP LLC are members of CES, and, upon the implementation of CES, each of us and our subsidiaries will rely on CES to provide us with intellectual property licenses and property management services, among other services. Each member of CES is required to contribute as necessary to fund CES’s operating costs and capital requirements and at least annually, in accordance with the terms of the operating agreement that will govern CES. The amount we will be required to fund following our initial contribution may be greater than our initial contribution, and will be subject to the review and approval of the CES steering committee. A subsidiary of CGP LLC, CEOC and CERP control CES through its steering committee, which will be comprised of one representative from each of CGP LLC, CEOC and CERP. In the event that our interests do not align with those of CEOC or CERP, the interests of CEOC or CERP may be met before ours. In addition, certain decisions by CES may not be made without unanimous consent of the Members, including our consent. These actions include any decision with respect to liquidation or dissolution of CES, merger, consolidation or sale of all or substantially all the assets of CES, usage of CES assets in a manner inconsistent with the purposes of CES, material amendment to CES’s operating agreement, admission of new investors to CES and filing of any bankruptcy or similar action by CES. Thus, any Member of CES may block those actions requiring unanimous consent of the Members of CES notwithstanding that such actions are in our interest.
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
Caesars Entertainment is a highly leveraged company and has pledged a significant portion of its assets and the assets of its subsidiaries as collateral under certain of its debt obligations, including the trademarks for which CAC and its subsidiaries, CGP LLC and its subsidiaries, and CIE and its subsidiaries have licensed the right to use, including "Caesars," "Total Rewards" and "Harrah's." The stock of CEOC is also pledged to secure these debt obligations. If Caesars Entertainment or its subsidiaries were to default on these obligations, its lenders could exercise significant influence over CGP LLC's business. CGP LLC is dependent on a number of services from Caesars Entertainment, CEOC, and other subsidiaries of Caesars Entertainment, pursuant to the CGP Management Services Agreement and CIE's Shared Services Agreement. If Caesars Entertainment and/or its subsidiaries file for bankruptcy protection under the US bankruptcy code, their filing may materially and adversely affect CGP LLC’s assets and operations. For example, in the event of a default by Caesars Entertainment, its lenders or their successors may elect to reject either or both of the CGP Management Services Agreement and CIE's Shared Services Agreement as an executory contract in a bankruptcy proceeding. Furthermore, in the event of such a default, Caesars Entertainment's lenders also may seek to reject CIE's cross marketing and trademark license agreement with Caesars Entertainment in connection with a bankruptcy proceeding and, as a result, CIE would no longer have licenses to use certain trademarks owned by Caesars Entertainment or its subsidiaries. The result of this influence and any related disruption in CGP LLC's business could have a material adverse effect on CGP LLC's business, financial condition and operating results.

The value of the CEOC Notes held by CAC would be impaired in the event of a default by Caesars Entertainment on certain of its debt obligations and such impairment could adversely affect the market price of our Class A common stock.
Caesars Entertainment is a highly leveraged company and has significant obligations for interest payments and restrictions due to its indebtedness. If Caesars Entertainment or CEOC is unable to pay the interest when due under their outstanding indebtedness, or otherwise defaults on their debt obligations, the value of the CEOC Notes held by CAC would be impaired. Because the CEOC Notes constitute a significant portion of the value of CAC, an impairment in the value of the CEOC Notes could adversely affect the market price of our Class A common stock.
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
The success of CGP LLC's business depends in part on its continued participation in Caesars Entertainment's Total Rewards loyalty program. If CIE, the Acquired Properties and Horseshoe Baltimore are unable to access the Total Rewards loyalty program database, it could have a material adverse impact on CGP LLC's business.
The success of CGP LLC's business depends in part on its ability to direct targeted marketing efforts to important casino, online-gaming and hospitality customers. The ability of CGP LLC's business to undertake those marketing efforts depends to a significant extent on its continued participation in the Total Rewards loyalty program owned and maintained by Caesars Entertainment and following its implementation, licensed to CES. In connection with this program, CIE, the Acquired Properties and Horseshoe Baltimore can develop information which allows them to track casino play and award complimentaries and other promotional opportunities to their customers. Complimentaries and other similar rewards are customarily offered by casino and gaming facilities to their customers and are important incentives to those customers. If CIE, Horseshoe Baltimore and the Acquired Properties are unable to access the Total Rewards loyalty program database, it could have a material adverse impact on CGP LLC's business. Participation in the Total Rewards loyalty program is one of our competitive strengths and our business and growth strategy are, in part, based on tracked play and targeted marketing efforts.
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
In addition, these trademarks and service marks are used by Caesars Entertainment and its affiliates around the United States and internationally. Any negative events associated with the use of these marks by Caesars Entertainment or its affiliates may be out of CGP LLC's control, and may negatively impact the "Caesars," "Harrah’s" "Bally’s" or "Total Rewards" brands, which could harm CGP LLC’s and CIE's, and therefore CGP LLC's, business and results of operations
Failure by CES or CEOC and its subsidiaries to protect the trademarks, technology and other intellectual property that we use could have a negative impact on the value of our brand names and adversely affect our business. In addition, CES or CEOC and its subsidiaries may have the right to limit the expansion of scope or usage of our intellectual property.
We currently license from CES and CEOC and its subsidiaries, intellectual property and technology material to our overall business strategy, and we regard such intellectual property and technology to be an important element of our success. We rely on CES and CEOC and its subsidiaries to seek to establish and maintain proprietary rights in such intellectual property and technology through the use of patents, copyrights, trademarks and trade secret laws. In addition, we rely on CES and CEOC and its subsidiaries to maintain the trade secrets and confidential information licensed to us by nondisclosure policies and through the use of appropriate confidentiality agreements. Despite these efforts to protect the proprietary rights on which we rely, parties may infringe such intellectual property and use licensed information and technology that we regard as proprietary and our rights may be invalidated or unenforceable. Monitoring the unauthorized use of our licensed intellectual property and technology is difficult. Litigation by CEOC and its subsidiaries or CES, as applicable, may be necessary to enforce the intellectual property rights and other rights on which we rely or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources. We cannot assure you that all of the steps that we, CEOC and its subsidiaries or CES have taken or will take to protect the licensed trademarks that we use in the United States will be adequate to prevent imitation of such trademarks by others. The unauthorized use or reproduction of the trademarks that we use could diminish the value of our brand and our market acceptance, competitive advantages or goodwill, which could adversely affect our business. In addition, the expansion of the scope or use of our intellectual property licensed from CEOC or CES, as applicable, in many cases is subject to the consent of CEOC or CES. Accordingly, we may not be able to take advantage of new applications or uses of these licensed trade names, trademarks or other intellectual property without the consent of CEOC or CES, which may adversely affect our ability to compete or expand our business scope.
CIE may be reliant on Caesars Entertainment to obtain online gaming licenses in many commercial jurisdictions and if the affiliation is terminated, or costs to maintain such affiliation exceed revenue generated from such affiliation, it would adversely affect CIE's, and therefore CGP LLC's, business and result of operations.
Nevada, Delaware and New Jersey have enacted laws that require online casinos to also have a license to operate a brick-and-mortar casino, either directly or indirectly through an affiliate. If, like Nevada, Delaware and New Jersey, other US jurisdictions enact legislation legalizing real money casino gaming subject to this brick-and-mortar requirement, CIE may be unable to offer online real money gaming in such jurisdictions if CIE does not have or is unable to establish an affiliation with a brick-and-mortar casino in such jurisdiction. If CIE is able to offer online real money gaming in such jurisdictions because of CIE's affiliation with Caesars Entertainment, CIE may be reliant on continuing its relationship with Caesars Entertainment, and there can be no assurances that Caesars Entertainment will continue to maintain such affiliation. If CIE's affiliation with Caesars

Entertainment is terminated or the costs to maintain such affiliation exceed revenue generated from online real money gaming, it would adversely affect CIE's, and therefore CGP LLC's, business and result of operations.
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
For the nine months ended September 30, 2014 and 2013, Caesars Entertainment and its consolidated subsidiaries reported a net loss of $1,795.7 million and $1,187.8 million, respectively, and CEOC and its consolidated subsidiaries separately reported a net loss of $1,651.2 million and $1,679.0 million, respectively. Furthermore, Caesars Entertainment and its consolidated subsidiaries, as well as CEOC and its consolidated subsidiaries, have reported significant net losses during the past three fiscal years. In a bankruptcy of Caesars Entertainment or any of its subsidiaries that sold or contributed assets to CGP LLC, including CEOC, the court may conclude that each of the transactions as described in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013, the Acquired Properties Transaction or the Harrah's Transaction constitutes a disguised financing rather than a true sale. In such case, the court would deem CGP LLC's assets as belonging to Caesars Entertainment, and consider us to be a lender to Caesars Entertainment or its subsidiaries to the extent of the purchase price CGP LLC paid for those assets. While we should have a claim against Caesars Entertainment and its subsidiaries for the amounts paid to them for the assets, we would no longer have ownership and control over the assets to the same extent as we do now. Moreover, if our claim against Caesars Entertainment and its subsidiaries is considered a financing, no guaranty exists that our claim will be deemed a secured claim entitled to a priority right of repayment from the assets, rather than a general unsecured claim against Caesars Entertainment’s bankruptcy estate that shares pro-rata with other creditors in any recovery from the residual value of the bankruptcy estate. Finally, a risk exists that any such claim might be primed in favor of a debtor-in-possession financing, or that the court might equitably subordinate our claim to those of other creditors, recharacterize the claim as equity or otherwise not allow the claim (including on equitable grounds).
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

We are subject to fraudulent transfer litigation that, if adversely decided, may require us to return the assets acquired in the transactions as described in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013 and the Acquired Properties Transaction and Harrah’s Transaction, or their value, to Caesars Entertainment and its subsidiaries.
Creditors of Caesars Entertainment and its subsidiaries have sued us and CGP LLC under state law in an effort to recover, for their benefit, the assets we acquired in the transactions as described in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013 and the Acquired Properties Transaction and Harrah’s Transaction as fraudulent transfers. See Item 1. Legal Proceedings above for a discussion of these proceedings. As a general matter, fraudulent transfer law allows a creditor to recover assets, or their value, from an initial or subsequent transferee if the debtor conveyed the assets with an actual intent to hinder, delay or defraud its creditors, or if the transfer was a constructive fraud. A constructive fraud exists even in the absence of an actual intent to defraud creditors. The principal elements of a constructive fraud are a transfer, made while a debtor was insolvent or that rendered a debtor insolvent, for less than reasonably equivalent value or fair consideration or that left the debtor with less than sufficient capital with which to conduct its business. A court may "collapse" the component steps of the restructuring into a single set of integrated transactions to determine whether the restructuring overall effected a fraudulent transfer. If a decision rendered in the previously described litigation is adverse to CAC and/or CGP LLC, it is possible that we and/or CGP LLC may have to return the assets subject to such legal proceedings, or their value to Caesars Entertainment and its subsidiaries, or be forced to pay additional amounts therefor.
CAC and CGP LLC strongly believe there is no merit to the actions identified in Item 1. Legal Proceedings and will defend themselves vigorously and seek appropriate relief should any action be brought. If a court were to order rescission or termination of such transactions, that could cause CEOC and CERP to default under existing debt agreements, and there can be no assurance that CEOC’s or CERP’s assets would be sufficient to repay the applicable debt. In addition, if a court were to find that those transfers were improper, that could trigger a default under the debt that CGP LLC raised to finance these transfers. These consequences could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
If Caesars Entertainment, CEOC, subsidiaries of CEOC that manage CGP LLC's properties or other third parties with whom we have entered into material contracts with were to become debtors operating under the protection of the Bankruptcy Code, they could exercise certain rights that would adversely affect our contractual rights and obligations. A debtor operating under the protection of the Bankruptcy Code may exercise certain rights that may adversely affect our contractual relations and ability to participate in the Caesars Entertainment system. For example, the protection of the statutory automatic stay which arises by operation of section 362 of the Bankruptcy Code upon the commencement of a bankruptcy case by CEC or any of its subsidiaries or by CEC, respectively, would prohibit us from terminating a contract with Caesars Entertainment or any of its debtor subsidiaries, or any contract with CES. The Bankruptcy Code also invalidates clauses that permit the termination of contracts automatically upon the filing by one of the parties of a bankruptcy petition or which are conditioned on a party’s insolvency. Meanwhile in this circumstance, we would ordinarily be required to continue performing our obligations under such agreement. As a practical matter, legal proceedings to obtain relief from the automatic stay and to enforce rights to payments or terminate agreements can be time consuming, costly and uncertain as to outcome.
In addition, under section 365 of the Bankruptcy Code, a debtor may decide whether to assume or reject an executory contract, including the CGP Management Services Agreement, the management contracts for Horseshoe Baltimore and the Acquired Properties, the shared service agreement with CIE, the CGP Operating Agreement or the agreements completed in connection with the formation and implementation of CES. Assumption of a contract would permit the debtor to continue operating under the assumed contract; provided that the debtor (i) immediately cures all existing defaults thereunder or provides adequate assurance that such defaults will be promptly cured, (ii) compensates the non-debtor party for any actual monetary loss incurred as a result of the debtor’s default or provides adequate assurance that such compensation will be forthcoming and (iii)

provides the non-debtor party with adequate assurance of future performance under the contract. As a general matter, a bankruptcy court approves a debtor’s assumption of a contract as long as assumption appears to be in the best interest of the debtor's estate, the debtor is able to perform and it is a good business decision to assume the contract. Subject to bankruptcy court approval and satisfaction of the "business judgment" rule, a debtor in chapter 11 may reject an executory contract, and rejection of an executory contract in a chapter 7 case may occur automatically by operation of law. If a debtor rejects an executory contract, the non-debtor party to the contract generally has an unsecured claim against the debtor’s bankruptcy estate for breach of contract damages arising from the rejection. On request of any party to such contract, a bankruptcy court may order the debtor to determine within a specific period of time whether to assume or reject an executory contract.
Further, Caesars Entertainment or any of its subsidiaries, as debtors, or upon its implementation, CES, as a debtor, may seek bankruptcy court approval to assume material contracts, including among others, the CGP Management Services Agreement or other valuable license agreements under section 365 of the Bankruptcy Code and may also seek to assign such agreement to a third-party. A debtor may also seek to reject such contracts. If Caesars Entertainment or an applicable debtor subsidiary, or upon its implementation, CES, rejects as may be applicable, the CGP Management Services Agreement or other license agreements, we may no longer have access to the operational support and management expertise provided by Caesars Entertainment and its subsidiaries, or upon its implementation, CES, with the result that we may lack sufficient support to manage our operations, and may no longer be able to use certain licensed intellectual property, such as certain trademarks.
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
Upon the implementation of CES, we will rely on the Cross-License Agreement among us, CEOC, CERP, CES and others in order to use Caesars Entertainment’s and its subsidiaries’ brand names, such as "Harrah’s," "Bally’s" and "Total Rewards." These brand names have global recognition and attract customers to CGP LLC's properties. We would be adversely affected if the Cross-License Agreement were terminated.
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
Following assignment of the agreements to CES upon its implementation as of October 1, 2014 we are dependent upon CES to operate CGP LLC's properties.
Each of CGP LLC's properties is managed by CES. We are dependent upon CES to provide the services necessary to operate CGP LLC's properties. We do not have a history of operating casinos. Therefore, CGP LLC's properties are dependent on the services provided by CES and we cannot operate CGP LLC's properties without these services. If the quality of the services provided by CES deteriorates, or the terms under which CES provides services changes in a manner that is adverse to us, it could have a material adverse effect on our business, financial condition and operating results. Following the implementation and receipt of regulatory approvals for CES, at CGP LLC’s request, the property management agreements were assigned to CES. CES is a newly formed entity and will not receive the management fees under the property management agreements. Furthermore, CES is dependent upon its members (a subsidiary of CGP LLC, CEOC and CERP) to provide it with the operating funds and capital requirements (the allocation of which shall be based on each member’s ownership interest in CES) necessary to provide services under the property management agreements. If any of the members of CES fail to provide it with the operating funds necessary to operate CES, CES may not be able to fully provide the services required by the property management agreements to operate CGP LLC's properties.
In addition, if the property management agreements were to be terminated, or if CES were to suffer significant liquidity or operational difficulties, becoming incapable of providing property management services (or unable to provide such services at agreed upon level) to us or cease operations altogether, we may be unable to continue to operate CGP LLC's properties, which would have a material adverse effect on our business, financial condition and operating results.
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
For instance, CIE has been highly reliant on its acquisition of Playtika and other companies, including Buffalo Studios LLC ("Buffalo"), to generate revenues. CGP LLC may not realize the expected benefits of future CIE acquisitions, if any, and may not continue to realize the benefits of the Buffalo acquisition, due to one or more of the difficulties listed above or other difficulties associated with the combination of the operations of two or more companies. If CGP LLC is unable to realize in whole or in part the benefits anticipated for any current or future acquisitions, it could have a material adverse effect on its, and therefore CGP LLC's, business, financial condition and operating results.
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
There are no assurances that there will be future development opportunities for CGP LLC or that CGP LLC will obtain a development project.
CGP LLC's ability to expand into new markets to pursue development opportunities depends on passage of legislation that legalizes gambling in new markets and Caesars Entertainment not exercising its right of first offer under the CGP Operating Agreement. Although in the past few years a number of states have passed legislation permitting the development of gaming facilities, there can be no assurances that such trend will continue, and it is possible that legislatures and public sentiment will turn against permitting the development of gaming facilities. Should the states pass no additional legislation for issuing licenses or permitting the development of gaming facilities, CGP LLC will be unable to pursue development opportunities in new markets. Moreover, even if new markets open up, there can be no assurances that Caesars Entertainment and/or CGP LLC will be successful in the bid process for any new development opportunities; therefore, there can be no assurances that CGP LLC will be able to enter those new markets. Further, there can be no assurances that Caesars Entertainment will not exercise its right of first refusal, thereby depriving CGP LLC of access to any potential development project.
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
As a result of CIE holding an online gaming license, its operations and activities are subject to various gaming laws and laws in New Jersey and Nevada. We also expect CIE to be subject to these or a similar law as CIE seeks licenses for online real money gaming in the United States. For example, CIE holds a license in Nevada as an "operator of an interactive gaming system." In addition, CIE holds a casino license in New Jersey to operate internet gaming in New Jersey. Among these laws are various "suitability" requirements which could limit CIE's ability to conduct business with certain third parties, make certain acquisitions and otherwise freely conduct its business. The results of such restrictions could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
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
From time to time, individual jurisdictions have also considered legislation or referendums, such as bans on smoking in casinos and other entertainment and dining facilities, which could adversely impact the operations of CGP LLC's casino properties. For example, Maryland law prohibits smoking at Horseshoe Baltimore. The likelihood or outcome of similar legislation in such jurisdictions and referendums in the future cannot be predicted, though any smoking ban would be expected to negatively impact CGP LLC's financial performance.
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
Political, economic and military conditions may directly affect CGP LLC's business by impeding its operations or player demand. In particular, a significant portion of the operations and personnel of Playtika, a subsidiary of CIE and the operator of Slotomania, are located in Israel, a country located in a particularly volatile region. CIE also has approximately 340 employees and contractors in Ukraine, a country currently facing political unrest. Any hostilities, or any future armed conflicts, political or economic instability or violence in the Middle East or further disruptions in Ukraine could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
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
We are, or may become involved, in legal proceedings that if adversely adjudicated or settled, could impact our financial condition.
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
We, CGP LLC, Caesars Entertainment, CEOC and CERP are defendants in certain legal proceedings as discussed above in PART II. Item 1. Legal Proceedings. If a court were to find in favor of the claimants in these proceedings, such determination could have a material adverse effect on CGP LLC’s business, financial condition, results of operations and prospects and on the ability of the lenders and noteholders to recover on claims under the senior secured credit facilities and the Notes.
Risks Related to CGP LLC’s Interactive Entertainment Business
One game has historically generated the majority of CIE's revenue, and CIE must continue to launch and enhance games that attract and retain a significant number of players in order to grow its revenue and sustain its competitive position.
Historically, CIE has depended on one game for the majority of its revenue and we expect that this dependency will likely continue for the foreseeable future. Specifically, Slotomania accounted for 51% and 52%, respectively, of CIE's social and mobile online game revenue for the three and nine months ended September 30, 2014. CIE's growth depends on its ability to increase interest in key established game, Slotomania or Bingo Blitz, and by continually enhancing these games or launching new games that achieve significant popularity. Each of CIE's existing games and newly-developed games requires significant engineering, marketing and other resources to enhance, develop, launch and sustain via regular upgrades and expansions, and such costs on average have increased and are likely to continue to increase in the future. CIE's ability to successfully launch, sustain and expand games and attract and retain players largely depends on its ability to:

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
Consistent with the social and mobile games business model, only a small portion of CIE’s social and mobile games players pay for virtual goods. During the three months ended September 30, 2014, CIE’s social and mobile games business had approximately 595 thousand average Monthly Unique Payers, or 3.6% of the total number of CIE's average Monthly Unique Users on its social and mobile platforms. In order to sustain and increase CIE's revenue levels, CIE must attract, retain and increase the number of players that are payers. To retain players, CIE must devote significant resources so that the games they play retain their interest and attract them to CIE's other games. If CIE fails to grow or sustain its player base, or if the rates at which CIE attracts and retain players declines or if the average amount of revenue CIE receives from its players declines, it could have a material adverse effect on CIE's, therefore CGP LLC's, business, financial condition and operating results.
The social and mobile games industry is rapidly growing and changing, which makes it difficult to evaluate CIE's business and prospects.
Social and mobile games, from which CGP LLC derived 93.6% of the revenue for the Interactive Entertainment business for the three months ended September 30, 2014, is a rapidly growing and evolving industry. The growth of the industries and the level of demand and market acceptance of CIE's games are subject to a high degree of uncertainty. CIE's future operating results will depend on numerous factors affecting the social and mobile games industry, many of which are beyond CIE's control, including, among others:

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
CIE's business was formed in May 2009, and CIE's business changed significantly with the acquisition of Playtika in 2011. Consequently, CIE has a short operating history and a new business model, both of which make it difficult to effectively assess its future prospects. Today, CIE’s business model is largely based on offering games that are free to play on social and mobile platforms, regulated online real money gaming in Nevada and New Jersey and its WSOP sponsorship and licensing businesses. However, we expect CIE's business model to evolve as other states legalize online poker or online gambling. Moreover, to date, CIE's social and mobile games business only earns revenue from a small portion of its players. In addition, CIE's experience in the complex business of online real money gaming is limited. CIE's future prospects are particularly difficult to assess because it has derived the majority of its historical revenue from its acquisition of Playtika in 2011. You should consider CIE's business and prospects in light of the challenges it faces, any one, or the combination, of which could have material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
The low barriers to entry and intense competition that characterizes the social and mobile games industry could have an adverse effect on CIE's, and therefore CGP LLC's, business financial condition and results of operations.
The social and mobile games industry has low barriers to entry and we expect more companies to enter the sector and a wider range of social and mobile games to be introduced. The industry is also highly competitive. CIE's competitors that develop social and mobile games vary in size and include publicly traded companies such as Zynga Inc. ("Zynga"), Glu Mobile, International Game Technology ("IGT"), and King Digital ("King"). In addition, online game developers and distributors who are primarily focused on specific international markets, such as Tencent Holdings Limited in Asia, and high-profile companies with significant online presences that to date have not developed social and mobile games, such as Amazon.com, Inc., Apple Inc. ("Apple"), Facebook, Google Inc. ("Google"), Microsoft and Yahoo! Inc., may decide to develop social and mobile games in the future. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own highly recognized brands and assets into their games, have a more diversified set of revenue sources than CIE currently does and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact the social and mobile games industry. As CIE continues to devote significant resources to developing games for social and mobile platforms, CIE will face significant competition from established companies that may have far greater experience than CIE, including Zynga and Electronic Arts. Moreover, there exists in the social and mobile games industry a significant "first mover" advantage. CIE's ability to compete effectively in respect to a particular style of game may be premised on introducing a game in that style before CIE's competitors. We cannot assure you that CIE will be able to continue to compete effectively or that CIE will be capable of maintaining or further increasing its current market share. CIE's failure to compete successfully in its various markets could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and results of operations.
If CIE fails to effectively manage its growth, CIE's, and therefore CGP LLC's, business and operating results could be harmed.
CIE continues to experience rapid growth in its headcount and operations, which will continue to place significant demands on its management and operational, financial and technological infrastructure. As of September 30, 2014, approximately 43% of CIE's employees have been with CIE for less than one year and approximately 76% for less than two years. Moreover, a number of the individuals CIE relies on for its operations are consultants, not full-time employees on CIE's payroll. As CIE continues to grow, it must expend significant resources to identify, hire, integrate, develop and motivate a large number of qualified employees. If CIE fails to effectively manage its hiring needs and successfully integrate its new hires, CIE's ability to continue launching new games and enhance existing games could suffer.
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

These and other uncertainties make it difficult to know whether CIE will succeed in developing commercially viable games for new and emerging social and mobile platforms. If CIE does not succeed in doing so, it could have a material adverse effect on its, and therefore CGP LLC's, business, financial condition and operating results.
If CIE is unable to maintain a good relationship with Facebook, Apple and/or Google, or if Facebook, Apple or Google were to change their respective terms of service in ways unfavorable to CIE, CIE's business may suffer.
Facebook, Apple iOS and Android are significant distribution, marketing, promotion and payment platforms for CIE's games. During the nine months ended September 30, 2014, CIE generated approximately 96% of its social and mobile games revenue and 92% of its social and mobile games users through the Facebook, Apple iOS and Android platforms and we expect CIE to continue to do so for the foreseeable future. CIE is subject to Facebook's, Apple's and Google's respective standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on the Facebook, Apple iOS and Android platforms.
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
Continuing to expand CIE's business to attract players in countries other than the United States is a critical element of CIE's business strategy. An important part of targeting international markets is developing offerings that have localized content and are customized for the players in those markets. We expect to continue to devote significant resources to international expansion through acquisitions, the establishment of additional offices and development studios, and increasing CIE's foreign language strategic offerings. CIE's ability to expand its business and to attract talented employees and players in an increasing number of international markets requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Expanding CIE's international focus may subject it to risks that it has not faced before or increase risks that CIE currently faces, including risks associated with:

•	recruiting and retaining talented and capable management and employees in foreign countries;

•	challenges caused by distance, language and cultural differences;

•	developing and customizing games and other offerings that appeal to the tastes and preferences of players in international markets;

•	competition from local game makers with significant market share in those markets and with a better understanding of local player preferences;

•	protecting and enforcing CIE's intellectual property rights;

•	negotiating agreements with local distribution platforms that are economically beneficial to CIE and protective of its rights;

•	the inability to extend proprietary rights in CIE's brand, content or technology into new jurisdictions;

•	implementing alternative payment methods for virtual goods in a manner that complies with local laws and practices and protects CIE from fraud;

•	compliance with applicable foreign laws and regulations, including privacy laws and laws relating to content;

•	compliance with anti-bribery laws, including, without limitation, compliance with the FCPA;

•	credit risk and higher levels of payment fraud;

•	currency exchange rate fluctuations;

•	protectionist laws and business practices that favor local businesses in some countries;

•	foreign tax consequences, including the requirement to pay value added tax, or VAT, in certain jurisdictions;

•	foreign exchange controls or US tax restrictions that might restrict or prevent CIE from repatriating income earned in countries outside the US; and

•	political, economic and social instability.
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
CIE contracts with a small number of third-party partners to develop, launch, maintain and operate its software platforms for online real money gaming, including its relationship with 888 poker software ("888") and Amaya Gaming Group, Inc. In addition, CIE enters into license agreements and pays license fees for certain intellectual property rights for the development, launch, maintenance and operation of CIE's real money gaming services. If, in the future, these third parties choose not to provide such services or licenses to CIE on terms acceptable to it, CIE will have to seek alternative means of securing comparable services or licenses, which may be on terms that are not as favorable as the current terms. With respect to CIE's platforms for online real money gaming, the termination of these services or licenses by any of these third parties could delay the launch of CIE's real money online poker operations in the United States if such operations are legalized. For example, if CIE's agreement with 888 related to online gaming services in the United States under the WSOP and Harrah's brands were to be breached, CIE would not be able to offer online poker in Nevada and/or New Jersey. The occurrence of such events could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
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
Changes in discretionary consumer spending or consumer preferences are driven by factors beyond CGP LLC's control, such as perceived or actual general economic conditions; high energy, fuel and other commodity costs; the cost of travel; the potential for bank failures; a soft job market; an actual or perceived decrease in disposable consumer income and wealth; fears of recession and changes in consumer confidence in the economy; and terrorist attacks or other global events. CGP LLC's Casino Properties and Developments business is particularly susceptible to any such changes because CGP LLC’s properties offer a highly discretionary set of entertainment and leisure activities and amenities. If discretionary consumer spending declines, then CGP LLC's results of operations will be adversely impacted.
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
The gaming industry is characterized by an element of chance. Accordingly, theoretical win rates are employed to estimate what a certain type of game, on average, will win or lose in the long run. In addition to the element of chance, theoretical win rates are also affected by the spread of table limits and factors that are beyond CGP LLC's control, such as a player’s skill and experience and behavior, the mix of games played, the financial resources of players, the volume of bets placed and the amount of time players spend gambling. As a result of the variability in these factors, the actual win rates at the casino may differ from the theoretical win rates and could result in the winnings of CGP LLC's gaming customers exceeding those anticipated. The variability of these factors, alone or in combination, has the potential to negatively impact our actual win rates, which may adversely affect CGP LLC's business, financial condition, results of operations and cash flows.
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
Some of the employees at CGP LLC's properties are represented by labor unions. A lengthy strike or other work stoppage at one of CGP LLC's properties could have an adverse effect on our business and results of operations. From time to time, we have also experienced attempts to unionize certain of our non-union employees, and we cannot provide any assurance that we will not experience additional union activity in the future. There has been significant union activity in a number of jurisdictions in which we operate, including Las Vegas and Louisiana. For example, segments of the workforce at The LINQ Hotel & Casino and Harrah’s New Orleans recently opted to be represented by the Culinary Union. If this activity further affects our workforce, it could negatively impact our profits.
CGP LLC's casino operations extend credit to its customers and may not be able to collect gaming receivables from its credit players.
CGP LLC’s properties conduct its gaming activities on a credit basis as well as a cash basis, which credit is unsecured. Table games players typically are extended more credit than slot players, and high stakes players are typically extended more credit than patrons who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular quarter.
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
Our business may be adversely impacted by the additional gaming and room capacity in Nevada, Louisiana and Maryland and by the initiation and growth of online gaming in Nevada, New Jersey, Louisiana, Maryland and other states. In addition, our operations located in Louisiana may be adversely impacted by the expansion of gaming in Mississippi and the Gulf Coast, and our operations located in Nevada may be adversely impacted by the expansion of gaming in California. In recent years, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, CGP LLC's largest market, and competition has increased significantly. For example, CityCenter, a large development of resorts and residences, opened in December 2009, Cosmopolitan Las Vegas, a 3,000 room hotel and casino, opened in December 2010, SLS Las Vegas, a 1,600 room hotel and casino on the northern end of the Strip near Circus Circus, opened in August 2014, and the Genting Group has announced plans to develop a 3,500 room hotel and 175,000 square foot casino called Resorts World Las Vegas, on the northern end of the Strip near Circus Circus. Also, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. MGM Resorts International has announced plans for The Park, which includes a new retail and dining development on the land between New York-New York and Monte Carlo, a renovation of the Strip-front facades of both resorts and a new 20,000 seat indoor arena for sporting events and concerts operated by AEG. Construction of The Park and arena are expected to be complete in 2016. Additionally, SkyVue, a proposed 500-foot observation wheel, has been in construction since 2012. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers, including other arenas, observation wheels and a roller coaster, however, there are no details as to when or if these projects will be complete. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of CGP LLC's competitors have increased competition in many markets in which they operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect CGP LLC's financial performance.
In addition, in the mid-Atlantic region, existing casino resorts provide a number of gaming options for customers, thereby creating significant competition for Horseshoe Baltimore. The casino resorts in the mid-Atlantic region compete with each other on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered and size. Further, the MGM Resorts International's development in Prince George's County may draw additional customers away from Horseshoe Baltimore. If Horseshoe Baltimore is unable to effectively compete with other regional casino resorts or keep customers, this inability may negatively affect Horseshoe Baltimore’s, and therefore CGP LLC's, business and operations.
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
Additionally, key determinants of our revenues and operating performance include hotel average daily rate ("ADR"), number of gaming trips and average spend per trip by our customers. Given that 2007 was the peak year for our financial performance and the gaming industry in the United States in general, we may not attain those financial levels in the near term, or at all. If we fail to increase ADR or any other similar metric in the near term, our revenues may not increase and, as a result, we may not be able to pay down our existing debt, fund our operations, fund planned capital expenditures or achieve expected growth rates, all of which could have a material adverse effect on our business, financial condition, results of operations and cash flow. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Furthermore, other uncertainties, including national and global economic conditions, terrorist attacks or other global events, could adversely affect consumer spending and adversely affect our operations
CGP LLC's Casino Properties and Developments business may be subject to material environmental liability, including as a result of unknown environmental contamination.
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
Certain of CGP LLC's properties are dependent on the success of third parties adjacent to CGP LLC's properties. These adjacent third-party businesses and amenities stimulate additional traffic through CGP LLC's properties, including the casinos. For example, we do not own the Grand Bazaar, which is currently being constructed directly in front of Bally’s, but we expect we will rely on that complex to increase the number of visitors to Bally’s. We also rely on the efforts of third parties in selling condominiums in the Westgate Resorts, located adjacent to Planet Hollywood. We also expect that the success of The LINQ, an open-air dining, entertainment and retail development owned by CEOC that is located adjacent to The LINQ Hotel & Casino, will have a significant impact to the hotel. The popularity and success of these adjacent businesses and amenities may impact the traffic through CGP LLC's properties. Accordingly, we will be dependent on third parties for increasing visitors to certain of CGP LLC's properties.
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
Adverse outcomes in legal proceedings could adversely affect Horseshoe Baltimore Casino.
We are involved in legal proceedings concerning environmental approvals for Horseshoe Baltimore Casino. An action was filed in the Circuit Court for Baltimore City, Maryland on February 20, 2013 challenging the Maryland Department of the Environment's ("MDE") approval of an amendment to a cleanup plan, known as a response action plan ("RAP"), to address contamination at the Casino property (the "RAP litigation"). The RAP litigation seeks to vacate the existing RAP for the site which is required as part of our participation in MDE’s voluntary cleanup program ("VCP"). This case was dismissed by the Circuit Court for Baltimore City on November 6, 2013 and a notice of appeal was filed on December 6, 2013 and oral arguments were heard on October 3, 2014 without issuance of a decision. The same plaintiffs filed a citizen suit on September 19, 2013 in US District Court for the Northern Division of Maryland under the Resource Conservation and Recovery Act ("RCRA"), alleging violations of RCRA and the existence of conditions which create an imminent and substantial endangerment to human health and the environment. This case was dismissed by the court on July 16, 2014 and a notice of appeal of the dismissal was filed August 13, 2014, but no briefing or hearing schedule has been set. Multiple other complaints and administrative challenges to elements of Horseshoe Baltimore Casino were asserted during its construction but ultimately were unsuccessful.
None of the approvals or permits we obtained in connection with the construction of Horseshoe Baltimore Casino have been rescinded as of the date of this Form 10-Q.
Continued growth in consumer demand for non-gaming offerings would negatively impact our gaming revenue.
Recent trends have indicated a growing shift in customer demand for non-gaming offerings, as opposed to solely gambling, when visiting Las Vegas. According to the Las Vegas Convention and Visitors Authority ("LVCVA"), approximately 41% of Las Vegas visitors in 2013 indicated that their primary reason to visit was for vacation or pleasure as opposed to solely for gambling as the main attraction, up from 39% of visitors in 2008. For the nine months ended September 30, 2014, approximately 57% of our gross revenues from our casino properties were from gaming sources. To the extent the demand for non-gaming offerings replaces demand for gambling, our gaming revenues will decrease, which could have an adverse impact on our business and results of operations.

Costs and complexities in the renovation of The LINO Hotel and Csino could delay its renovation and could be greater than the indemnification provided for by CEOC.
The costs and complexities of the $223 million renovation of The LINQ Hotel and Casino may be greater than we anticipate. It is common with significant renovation projects to experience unexpected costs, problems and delays during construction, development and operational start-up. To the extent such expenses are greater than the indemnification provided by CEOC under the Acquired Properties Transaction agreement, we would be liable for such excess. There is no guarantee that CEOC will be able to pay the indemnities required under the Acquired Properties Transaction agreement. Any failure to make such payments and any delays in opening the project could have an adverse impact on our business and results of operations.
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
Prior to the closing of the Rights Offering as defined in Item 1 - Business of our Annual Report on Form 10-K for the year ended December 31, 2013, and our listing on the NASDAQ Global Select market ("NASDAQ") on November 19, 2013, there had not been a public market for our Class A common stock. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market or how liquid that market might become. The Sponsors own approximately 66.3% of our common stock as of September 30, 2014 and while the shares are eligible for resale, currently such shares are not available for the public market. As a result, our shares may be less liquid than the shares of other newly public companies or other public companies generally and there may be imbalances between supply and demand for our shares. As a result our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. If an active trading market does not develop, you may have difficulty selling any of our common stock that you buy. Consequently, you may not be able to sell our Class A common stock at prices equal to or greater than the price you paid.

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
All of the outstanding shares of our Class A common stock are eligible for resale under Rule 144 or Rule 701 of the Securities Act, subject to volume limitations, applicable holding period requirements and the lock-up agreements or other contractual restrictions related to certain of our stockholders.
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
Hamlet Holdings beneficially owns approximately 66.3% of our Class A common stock. Hamlet Holdings has the power to control our Board. Moreover, Hamlet Holdings has the ability to vote on any transaction that requires the approval of our Board or our stockholders, including the approval of significant corporate transactions such as mergers and the sale of substantially all of our assets. In addition, Hamlet Holdings, the members of which are comprised of three individuals affiliated with Apollo and two individuals affiliated with TPG, as of September 30, 2014 beneficially own approximately 60.7% of Caesars Entertainment’s common stock and controls Caesars Entertainment. As a result, even though an independent committee of the Board of Caesars Entertainment may make decisions with regard to development opportunities for CGP LLC, Hamlet Holdings is in a position to exert a significant influence over both of CAC and Caesars Entertainment and the direction of their business and operations.
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
For example, under Nevada gaming laws, each person who acquires, directly or indirectly, beneficial ownership of any voting security, or beneficial or record ownership of any non-voting security or any debt security, in a public corporation which is registered with the Nevada Gaming Commission, or the Gaming Commission, may be required to be found suitable if the Gaming Commission has reason to believe that his or her acquisition of that ownership, or his or her continued ownership in general, would be inconsistent with the declared public policy of Nevada, in the sole discretion of the Gaming Commission. Any person required by the Gaming Commission to be found suitable shall apply for a finding of suitability within 30 days after the Gaming Commission's request that he or she should do so and, together with his or her application for suitability, deposit with the Nevada Gaming Control Board (the "Control Board") a sum of money which, in the sole discretion of the Control Board, will be adequate to pay the anticipated costs and charges incurred in the investigation and processing of that application for suitability, and deposit such additional sums as are required by the Control Board to pay final costs and charges. Additionally, under Ohio law, an institutional investor, which is broadly defined and includes any corporation that holds any amount of our stock, will be required to apply for and obtain a waiver of suitability determination.
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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2014.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2014	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2014.	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2014.	X

99.1
Combined and Consolidated Condensed financial information of Caesars Growth Partners, LLC as of September 30, 2014 and December 31, 2013 and for the period from January 1, 2014 through September 30, 2014.
X

*101	The following financial statements from the Company’s Form 10-Q for the three and nine months ended September 30, 2014, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Comprehensive Loss, (iii) Condensed Statement of Stockholders’ Equity, (iv) Condensed Statement of Cash Flows, (v) Notes to Condensed Financial Statements.	—	—	—	—	—

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ACQUISITION COMPANY

November 14, 2014	By:	/S/ TROY J. VANKE
Troy J. Vanke
Chief Accounting Officer