Form 10-K
period 2014-12-31
Caesars Acquisition Co
filed 2015-03-16
CIK 1575879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A common stock held by non-affiliates was $565.4 million.
As of March 16, 2015, the registrant had 136,386,894 shares of Class A Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2014.

CAESARS ACQUISITION COMPANY

Caesars Acquisition Company and its subsidiaries have proprietary rights to a number of trademarks used in this Annual Report on Form 10-K that are important to its business, including, without limitation, World Series of Poker ("WSOP"), Slotomania and Bingo Blitz. In addition, Caesars Entertainment Corporation, our joint venture partner in Caesars Growth Partners, LLC, through its subsidiaries, has proprietary rights to, among others, Caesars, Caesars Entertainment and Total Rewards. We have omitted the registered trademark (®) and trademark (™) symbols for such trademarks named in this Annual Report on Form 10-K.

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

(iv)
CGP LLC subsequently used $360.0 million of the proceeds received from CAC in clause (iii) above to purchase from Caesars Entertainment Operating Company, Inc. ("CEOC"), a majority-owned subsidiary of Caesars Entertainment (we refer to the following assets as the "Purchased Assets"):

a.	the equity interests of PHWLV, LLC ("PHWLV"), which holds the Planet Hollywood Resort & Casino in Las Vegas ("Planet Hollywood");

b.
the equity interests of Caesars Baltimore Investment Company, LLC (the "Maryland Joint Venture"), the entity that indirectly holds interests in the owner of the Horseshoe Baltimore Casino ("Horseshoe Baltimore") in Maryland, a licensed casino that opened in August 2014; and

c.	a 50% interest in the management fee revenues of PHW Manager, LLC ("PHW manager"), which manages Planet Hollywood, and Caesars Baltimore Management Company LLC, which manages the Horseshoe Baltimore.

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

Prior to the consummation of the Transactions, Planet Hollywood was owned by PHW Las Vegas, LLC ("PHW Las Vegas"). On October 21, 2013, in connection with and prior to the closing of the Transactions, PHW Las Vegas contributed and assigned to PHWLV, a wholly-owned subsidiary of PHW Las Vegas, and PHWLV accepted and assumed from PHW Las Vegas, all of the assets and liabilities of PHW Las Vegas, including Planet Hollywood.
The closing of the Rights Offering for subscription rights not previously exercised by the Sponsors, and for any over-subscription privileges including over-subscription privileges exercised by the Sponsors, occurred on November 18, 2013 and CAC distributed a total of 135,771,882 shares of Class A common stock to the holders of subscription rights who validly exercised their subscription rights and paid the subscription price in full. CAC received aggregate gross proceeds from the Rights Offering of approximately $1,173.1 million. Effective November 19, 2013, our common stock trades on the NASDAQ Global Select Market ("NASDAQ") under the symbol "CACQ."
Pursuant to the terms of the Transactions, CGP LLC is obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from a specified portion of CIE's social and mobile games business exceeds a pre-determined threshold amount in 2015. The number of units to be issued is capped at a value of $225 million divided by the value of the non-voting units at the date of the Transactions.

CAC serves as CGP LLC’s managing member and sole holder of all of its outstanding voting units. CAC’s primary asset is its membership interest in CGP LLC and does not have any operations other than through its interest in CGP LLC. Certain subsidiaries of Caesars Entertainment hold all of CGP LLC’s outstanding non-voting units.
Asset Purchase Transactions
JCC Holding Company II, LLC and its subsidiaries (collectively known as "Harrah's New Orleans"), 3535 LV Corp. (formerly known as "The Quad" and recently rebranded as "The LINQ Hotel & Casino"), indirect subsidiaries of Parball Corporation (collectively known as "Bally's Las Vegas") and Corner Investment Company, LLC and its subsidiaries, (collectively known as "The Cromwell") were direct wholly-owned subsidiaries of CEOC.
On May 5, 2014, Caesars Growth Properties Holdings, LLC ("CGPH"), an indirect, wholly-owned subsidiary of CGP LLC, acquired through one or more subsidiaries (i) The Cromwell, The LINQ Hotel & Casino, and Bally’s Las Vegas, (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreements entered between a Property Manager (as defined) and the owners of each of these properties, and (iii) certain intellectual property that is specific to each of these properties (collectively referred to as the "First Closing" or "Acquired Properties Transaction"). On May 5, 2014, CGP LLC contributed the equity interests of PHWLV and a 50% interest in the management fee revenues of PHW Manager, LLC to CGPH.
On May 20, 2014, CGPH through one or more subsidiaries acquired (i) Harrah’s New Orleans, (ii) 50% of the ongoing management fees and any termination fees payable under the Louisiana property management agreement entered between a Property Manager and the owners of Harrah's New Orleans and (iii) certain intellectual property that is specific to Harrah's New Orleans (the "Second Closing" or "Harrah's Transaction").
In connection with the Acquired Properties Transaction and the Harrah's Transaction (collectively, the “Asset Purchase Transactions”), CGPH and Caesars Growth Properties Finance, Inc. (together, the "Issuers"), issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 (the "2022 Notes"). On May 8, 2014, CGPH closed on $1.175 billion of term loans (the "CGPH Term Loan") and a $150.0 million revolving facility pursuant to a credit agreement.
The acquisitions of Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell, and the contribution of Planet Hollywood to subsidiaries of CGPH are herein referred to as the "Acquired Properties."
Proposed Merger of CAC with CEC
On December 21, 2014, the Company and CEC entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, CAC will merge with and into CEC, with CEC as the surviving company (the “Merger”).
Pursuant to the terms of the merger agreement, and subject to the overall restructuring of CEOC, regulatory approval and other closing conditions, upon consummation of the Merger, each share of class A common stock, par value $0.001 per share, of CAC (“CAC Common Stock”) issued and outstanding immediately prior to the effective time of the Merger will be converted into, and become exchangeable for, that number of shares of CEC common stock, par value $0.01 per share (“CEC Common Stock”), equal to 0.664 (the “Exchange Ratio”), provided that during the Adjustment Period (as described below), the Special Committee of CAC’s Board of Directors (the “CAC Special Committee”) and the Special Committee of CEC’s Board of Directors (the “CEC Special Committee”), each composed solely of independent directors, will determine if there should be an adjustment to the Exchange Ratio and the amount of any such adjustment, taking into consideration all relevant facts and circumstances affecting the intrinsic value of CAC and CEC. The Adjustment Period is the 14 day period beginning on the later of (i) the date that the CEOC restructuring plan is confirmed and (ii) the date that both CAC and CEC confirm that their respective independent financial advisors have received all information as may be reasonably necessary or advisable in order to render a fairness opinion concerning the Exchange Ratio. If at the end of the Adjustment Period, the CAC Special Committee and the CEC Special Committee have not agreed to an adjustment to the Exchange Ratio, there will not be an adjustment to the Exchange Ratio. Within five business days following the end of the Adjustment Period, either CAC or CEC may terminate the Merger Agreement if (a) the CAC Special Committee and the CEC Special Committee cannot agree on an Exchange Ratio adjustment and a failure to terminate the Merger Agreement would be inconsistent with their respective directors’ fiduciary duties or (b) the CAC Special Committee or the CEC Special Committee, as applicable, has not received an opinion of its respective financial advisor that the Exchange Ratio (as adjusted, if applicable) is fair, from a financial point of view to CAC and its public stockholders or CEC, as applicable.
Under the Merger Agreement, CEC has agreed to use reasonable best efforts to (i) cause the implementation of the restructuring of certain of CEC’s subsidiaries as contemplated by that certain Restructuring Support and Forbearance Agreement, dated as of December 19, 2014, among CEOC, CEC, LeverageSource III (H Holdings), L.P., LeverageSource V, L.P. and each of the holders of first lien bond claims party thereto (the “Restructuring Support Agreement”) and (ii) consult with CAC regarding certain additional actions in connection with the bankruptcy filing contemplated by the Restructuring Support Agreement if CEC determines, in its reasonable discretion, that such additional actions could reasonably be expected to be materially adverse to CAC.
Caesars Growth Partners, LLC
CAC's primary asset is its interest in CGP LLC. For accounting purposes, the historical financial statements of the businesses and assets contributed to or acquired by CGP LLC for the periods prior to the Transactions are considered the predecessor to CAC.
CGP LLC is a casino asset and entertainment company focused on acquiring and developing a portfolio of high-growth operating assets and equity and debt investments in the gaming and interactive entertainment industries. Subsidiaries of Caesars Entertainment own all of the outstanding non-voting units of CGP LLC and are the majority economic owners of CGP LLC, and therefore have a large stake in CGP LLC's financial performance and growth potential. Through its relationship with Caesars Entertainment, CGP LLC has the ability to access Caesars Entertainment’s proven management expertise, brand equity, Total Rewards loyalty program and structural synergies. With 45 million members, the Total Rewards loyalty program is considered to be one of the leading loyalty rewards programs in the casino entertainment industry, as evidenced by Caesars Entertainment receiving COLLOQUY's Master of Enterprise Loyalty Award in September 2012 and again in September 2013 - the first company to ever win the award more than once.
CGP LLC is focused on developing assets with strong value creation potential and leveraging interactive technology with well-known online brands. CGP LLC's Interactive Entertainment business consists of three operating units: social and mobile games, the World Series of Poker ("WSOP") and regulated online real money gaming. CGP LLC's Casino Properties and Developments include Planet Hollywood, The LINQ Hotel & Casino, Bally's Las Vegas, The Cromwell, Horseshoe Baltimore, Harrah's New Orleans, and a 50% interest in the management fee paid in connection with the management agreements for each of these properties.
When we consider new investment and acquisition opportunities, except for any expansion, add-on or additional investment in respect of any existing gaming property of CGP LLC or its subsidiaries, or except for any potential future investment or acquisition by CIE, we are required to submit them to Caesars Entertainment. A committee of the board of directors of Caesars Entertainment comprised of disinterested directors will make the determination on behalf of Caesars Entertainment to (1) pursue any potential projects itself or (2) decline the project for itself, after which CGP LLC may elect or decline to pursue the project. Although not required, we anticipate that any future investment and acquisition opportunities undertaken by CGP LLC will be managed by Caesars Entertainment and its subsidiaries. The amended and restated limited liability company agreement of CGP LLC (the “CGP Operating Agreement”) includes a framework with respect to the structuring of compensation related to future projects between Caesars Entertainment and CGP LLC. In the event Caesars Entertainment declines an opportunity and CGP LLC undertakes the opportunity, CGP LLC is expected to retain a 50% interest in the management fee to be received by Caesars Entertainment, unless otherwise agreed, and CGP LLC will acquire 100% of the new investment opportunity.
Interactive Entertainment
CGP LLC owns approximately 83.3% of CIE as of December 31, 2014, not giving effect to outstanding options, warrants, and restricted stock units. Details of CIE’s three operating units follow below.
Social and Mobile Games. CIE has become one of the world’s leading interactive social and mobile game providers. CIE’s current portfolio of games includes Slotomania, which was a top 20 grossing game on the Facebook, Apple Inc. ("Apple") iOS, and Google Inc. ("Google") Android platforms as of December 31, 2014. We also operate the Caesars Casino game. In December 2012, CIE acquired substantially all of the assets of Buffalo Studios LLC ("Buffalo Studios"), including the application Bingo Blitz. In May 2013, CIE acquired the World Series of Poker social and mobile game assets and intellectual property from Electronic Arts Inc. ("EA") and re-launched the game in December 2013. CIE had previously licensed the rights to the brand to EA. Additionally, in February 2014, CIE acquired substantially all of the assets of Pacific Interactive, creator and owner of the application House of Fun Slots.
Regulated Online Real Money Gaming. CIE has built the foundation for a regulated United States ("U.S.") online real money gaming environment. While online real money gaming has not been legalized at the federal level, Nevada has approved interactive gaming regulations allowing for intrastate online poker, and Delaware and New Jersey have each passed online real money gaming laws for both poker and casino games. In February 2014, Nevada and Delaware leaders signed the Multi-State Internet Gaming Agreement establishing a legal framework for the first authorized interstate Internet gambling.
CIE obtained a license in Nevada to operate online poker and launched WSOP.com in September 2013. A subsidiary of CIE applied for and received its internet gaming permit and launched online poker and online casino games in New Jersey in November 2013 under the WSOP, Caesars and Harrah's brands. CIE is actively participating in the U.S. lobbying effort for other states to follow Nevada, Delaware and New Jersey’s lead, and is also supportive of a Federal framework. Outside of the United States, CIE began offering real money online gaming in the United Kingdom ("UK") under the WSOP and Caesars brands in

2009. CIE has launched on the 888 poker software ("888") platform in Nevada under the WSOP brand and in New Jersey under the WSOP.com and Harrahscasino.com brands.
The World Series of Poker. The WSOP, which was founded in 1970, is annually the world’s largest poker festival and organizer of the most-attended regional poker tour. The flagship WSOP tournament series in Las Vegas had 82,360 entrants and awarded $225 million in prize money in 2014, both event records. The 2014-15 WSOP Circuit is expected to include 21 scheduled stops at casinos throughout North America and is projected to draw more than 80,000 entrants. Since 2007, the WSOP has staged at least one international event series per year in venues including London, Cannes and Melbourne. The WSOP benefits from a television contract with ESPN through 2017 and sponsorship agreements with a number of leading brands.
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
CIE's social and mobile games are free to play and attract a community of players that is demographically and geographically diverse. CIE analyzes the data generated by its players' game play and social interactions to guide the creation of new content and features. CIE uses this ongoing feedback to maintain compelling games and to enhance the player experience. CIE operates games as a live service and believes that the quality, ongoing creation of fresh content, unique promotional elements, new product features and social connectivity of its games are the keys to its sustained success.
While CIE's social and mobile games are free to play, they are designed to inspire and enable the players to compete against their friends and the broader online community. Players can choose to advance in CIE's games, and thereby unlock additional games or stages, by acquiring virtual goods through game play or by purchasing services or completing surveys from other participating online providers, receiving virtual goods as gifts from friends or purchasing virtual goods. Virtual goods are digital representations of real world goods, such as virtual coins in Slotomania, Bingo Blitz, House of Fun Slots, Caesars Casino and the World Series of Poker social and mobile game. We believe CIE's players’ acquisition, gifting and purchase of virtual goods create social interaction that increases players’ engagement with CIE's games and with each other.
Consistent with CIE's business model, only a small portion of CIE's social and mobile game players pay for virtual goods. For 2014, CIE had approximately 576 thousand average Monthly Unique Payers (as defined below) or 3.4% of the total number of average Monthly Unique Users (as defined below) on its social and mobile platforms during this period purchase virtual goods. CIE’s games compete with other well-known social and mobile games with similar business models, including Clash of Clans, Candy Crush, Farmville, DoubleDown Casino and Zynga Poker. The sale of virtual goods constitutes CIE's primary source of revenue for its social and mobile games business. While it is expected that the number of unique paying players will continue to constitute a small portion of CIE's overall players as its business grows, CIE plans to increase content selection, introduce new game features and continue to evolve the loyalty programs in CIE's titles to increase the sales of virtual goods.
Descriptions of some of CIE's leading games are provided below:
Slotomania, CIE's free-to-play social slot-style game was launched in December 2010 on Facebook. According to www.facebook.com/appcenter, Slotomania was a top twenty grossing game in over 45 markets worldwide as of December 31, 2014. In addition to Facebook and Apple iOS, Slotomania is available via Google Android, Yahoo! Games, Amazon App Store, Google+, Slotomania.com, Spil Games, three Russian social networks and Yahoo! Japan. Slotomania is also available on Facebook in 12 languages.
House of Fun Slots, created by Pacific Interactive UK Limited, acquired by CIE in February 2014, is widely known for a diverse array of game content.
Bingo Blitz, one of CIE’s free-to-play social bingo-style games launched in October 2010 on Facebook, invites players to win, buy, or acquire power ups, coins, and experience points to achieve bingos and complete virtual good collections. Players can choose from an array of bingo rooms themed in the style of various themes including cities and countries from around the world, and compete both solo and in teams to unlock all of the collection items and bingo rooms.
Caesars Casino, CIE's first branded free-to-play social casino-themed game, currently provides players with the choice between games based on classic slot, blackjack and roulette themes. In the third quarter of 2013, the Caesars Casino application launched on mobile platforms, including the Apple iOS mobile platform, under the Caesars Slots brand.

The World Series of Poker is a social and mobile poker game on Apple iOS, Google Android, Amazon and Facebook. CIE acquired the rights to this game from Electronic Arts as part of terminating its prior brand license agreement. CIE launched a new version of the game in December 2013 and continues to add features and functionality to this game.
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
CIE's real money gaming software license agreements with 888 poker software ("888") and NYX Gaming Group ("NYX"), formerly Amaya Gaming Group, Inc. ("Amaya"), underpin its operation and preparation for further legalized real money gaming in the United States. 888 provides the front and back office services for CIE's U.S. poker offering, thereby allowing CIE to focus where it is strongest, which is branding and marketing, including the online acquisition and retention of customers. In March 2013, 888 received a software provider license in Nevada. CIE launched its WSOP.com real money gaming business in Nevada on 888’s platform and launched its online real money gaming business in New Jersey on 888's platform for the WSOP.com and Harrahscasino.com offerings after having received its internet gaming permit in New Jersey in November 2013. In addition, Caesarscasino.com currently resides on the NYX casino platform. The combination of these agreements provides CIE with two software alternatives and the ability to employ a multi-brand and multi-platform strategy.
The World Series of Poker
CIE markets the WSOP brand through three distinct platforms: live events, licensing and sponsorships.
Live Events. The signature WSOP live event, the WSOP Las Vegas, was established in 1970 and has occurred annually at the Rio Hotel and Casino in Las Vegas for the past eight years, with an arrangement for the tournament to stay at the Rio through 2016. The 2014 WSOP Las Vegas drew 82,360 entrants from 110 countries in its championship "bracelet" events and approximately 150,000 entries for side tournaments including all satellites.
CIE's current contract with ESPN provides that the WSOP Las Vegas will be carried on ESPN and ESPN2 through 2017, with at least 32 hours of original programming annually. CIE receives advertising air-time within all aired episodes on every ESPN platform.
Since 2005, the WSOP Las Vegas has been complemented by WSOP circuit events, a regular traveling tour of poker tournaments running from August to May each year (the "WSOP Circuit Events") which culminate in a season-ending “National Championship.” For the 2013/2014 season, the tour included 20 stops in the United States and two in Canada which created more than 80,000 total entrants. The 2014/2015 season is expected to include 21 scheduled stops at casinos throughout North America. ESPN broadcasts the circuit culminating National Championship with plans to debut the 2015 edition during August 2015.
Since 2007, the WSOP has organized at least one international series per year under the “WSOP Europe” or “WSOP Asia-Pacific” brands. The 2015 WSOP Europe is planned for October in Berlin. The “WSOP APAC” events were held in Melbourne, Australia in 2012 and 2014. The international event series promote the WSOP brand globally, with focus on local television and media coverage.
Licensing. CIE licenses the WSOP brand for consumer products, allowing CIE to expand its brand through mainstream channels. WSOP licensed products, from playing cards and poker chips to lifestyle apparel are sold in such retailers as Target and Lids. Eight states have also sold WSOP branded instant-win lottery tickets since 2009.
Sponsorships. CIE annually pursues promotional partnerships with a variety of brands. Event sponsors in 2014 included NJOY, Anheuser-Bush, Frito-Lay, Draftkings, and Neteller.
These partnerships typically include both rights fees and marketing activities promoting the WSOP brand. 2014 was highlighted by a “Watch and Win” promotion distributed on more than 20 million packages of the Ruffles Brand of potato chips encouraging download of the WSOP social game and tune-in of the ESPN broadcast. CIE has the exclusive rights to sell camera-visible brand placements within its television and live Internet broadcast programming to third-party advertisers.
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
Regulated Online Real Money Gaming
Since 2009, CIE has been working with 888 and its business-to-business arm, Dragonfish, in the regulated UK market. Dragonfish provides CIE with 888’s online gaming platform in addition to a suite of back-office operational services such as customer service, technical support and e-payments. The Nevada Gaming Commission (the "Gaming Commission") has approved CIE's relationship with Dragonfish for operation of the WSOP website in the UK. See "Gaming Regulation Overview—Internet Gaming —UK Operations" and "Gaming Regulation Overview—Internet Gaming —Nevada Regulations" in Exhibit 99.2 of this annual report. Together with 888, CIE received regulatory certification in Nevada for the September 2013 launch of WSOP.com. 888 provides front and back office services for CIE’s United States online real money poker offering for online real money casino under the Harrah's brand in New Jersey.
On September 20, 2013, a subsidiary of CIE and affiliates of Amaya entered into a platform and services agreement pursuant to which Amaya provides online casino platform services including developing, launching, maintaining and operating its software platforms, in New Jersey in exchange for a share of net gaming revenue for the Caesars Casino brand. In November 2014, NYX purchased the subsidiary of Amaya operating the online casino platform for the Caesars Casino brand.
Marketing
With respect to our Casino Properties, we believe Caesars Entertainment’s industry-leading customer loyalty program, Total Rewards, allows us to capture a growing share of our customers’ entertainment spending and compete more effectively. Total Rewards is structured in tiers, providing customers an incentive to consolidate their entertainment spending at Caesars Entertainment's casinos. Caesars Entertainment uses the Total Rewards system to market promotions and to generate customer play across Caesars Entertainment's network of properties. Caesars Entertainment believes its collection of distinctly branded properties tied together through Total Rewards helps us capture a greater share of customer spending than we would otherwise achieve, particularly in Las Vegas.
Total Rewards has over 45 million members. Members are able to earn Reward Credits at all of Caesars Entertainment’s casino entertainment facilities located in the United States and Canada for on-property entertainment expenses, including gaming, hotel, dining, and retail shopping. Total Rewards members can also redeem Reward Credits for on-property amenities or other off-property items such as merchandise, gift cards, and travel. Customers earn status within the Total Rewards program based on their level of engagement with Caesars Entertainment in a calendar year through both gaming and hospitality expenditures. Total Rewards tiers are designated as Gold, Platinum, Diamond, or Seven Stars, each with increasing customer benefits and privileges.
Separately, customers are provided promotional offers and rewards based on their engagement with Caesars Entertainment, aspects of their casino gaming play, and their preferred spending choices outside of gaming. Caesars Entertainment also uses this information for marketing promotions, including direct mail campaigns, the use of electronic mail, Caesars Entertainment's website, mobile devices, social media, and interactive slot machines. These benefits and communications encourage new customers to join Total Rewards and provide existing customers with incentives to consolidate their entertainment spend at our casinos. Additionally, customers can also earn Reward Credits through the Total Rewards Visa credit card and can redeem Reward Credits with Caesars Entertainment’s partners, including Starwood Hotels and Resorts and Norwegian Cruise Line.
With respect to our Interactive Entertainment business, CIE has been able to build a large community of players through the sharing features provided by social networks, the ease of finding top applications in the various mobile "App Stores" and the social innovations of its games. Moreover, CIE leverages its expertise from the online gaming industry to drive significant traffic, such as working with marketing affiliates, trading traffic with other game developers and using banner exchanges. CIE is also committed to connecting with its players. CIE has fan pages, generally on Facebook, for each of CIE's games to connect with its players. CIE also uses traditional advertising activities such as online advertising spending with Facebook and the use of third-party media buyers. In Nevada and New Jersey, we believe the WSOP database of poker players and Total Rewards database of casino players will be important acquisition channels in addition to traditional techniques such as television and online advertising. CIE's WSOP events are primarily marketed through media features and news coverage.
In addition, CIE is in the early stages of TR Social, a loyalty program that will link all of CIE's social mobile games under one rewards umbrella so that loyalty status will be transferable across game titles and in-game benefits can be leveraged by customers across CIE's portfolio.

Casino Properties and Developments
Details of CGP LLC’s casino properties and development projects as of December 31, 2014 are shown in the table below.

Property	Location	Casino Space– Sq. Ft.(a)	Slot Machines(a)	Table Games(a)	Hotel Rooms & Suites(a)
Planet Hollywood Resort & Casino	Las Vegas, NV	64,500	1,100	90	2,500
The Cromwell	Las Vegas, NV	28,100	450	60	188
The LINQ Hotel & Casino	Las Vegas, NV	62,200	750	70	2,250(b)
Bally's Las Vegas	Las Vegas, NV	66,200	1,000	70	2,810
Harrah's New Orleans	New Orleans, LA	125,100	1,750	140	450
Horseshoe Baltimore	Baltimore, MD	122,000	2,500	150	—
_________________________

(a)	Approximate.

(b)	At December 31, 2014, approximately 1,250 of these rooms were under renovation and not in service.
Planet Hollywood Resort & Casino
Planet Hollywood, which was constructed in 2001 and renovated in 2007, is a casino resort located on the Las Vegas Strip in Las Vegas, Nevada. Planet Hollywood targets a growing younger demographic segment that values the offerings of non-gaming entertainment that complements the casino’s gaming activities. Planet Hollywood benefits from its prime location on a 35-acre site on the east side of the Las Vegas Strip.
Planet Hollywood includes a 2,500-room hotel, which offers deluxe guestrooms and suites and a 64,500 square foot casino featuring approximately 1,100 slot machines and 90 table games. The facility also has food and beverage outlets, an outdoor pool area and a spa that is leased to a third party. In addition, the facility adjoins to a retail mall, the Miracle Mile Shops, with retailers and restaurants, and a timeshare tower operated by Hilton Grand Vacations. The adjoining mall and timeshare tower, as well as the additional amenities featured at Planet Hollywood, stimulate additional traffic through the Planet Hollywood complex, including the casino and its amenities.
Planet Hollywood also features over 80,000 square feet of convention, trade show and meeting facilities, including a main ballroom, pre-function space, breakout space in separate rooms and a theater which is owned by Planet Hollywood and has a booking and marketing relationship with Live Nation, the world’s largest concert promoter. This theater, called The AXIS, is used for award shows, live music events and is currently home to Britney Spears’ show A Piece of Me. In addition, the property features a venue known as the Showroom, which is leased to BZ Clarity Theatrical-LV, LLC.
The Cromwell
The Cromwell (formerly known as Bill's Gamblin' Hall & Saloon) recently underwent a $235 million renovation to become a boutique “lifestyle” hotel and casino located at the heart of the Las Vegas Strip, offering a new, sophisticated Las Vegas experience that is intended to fill a gap in the market for an upscale, boutique “lifestyle” hotel. The Cromwell features 188 luxury hotel rooms, the GIADA restaurant (opened by celebrity chef Giada De Laurentiis) a 28,100 square foot casino featuring approximately 450 slot machines and 60 table games, and a rooftop indoor / outdoor dayclub / nightclub called Drai's, which was developed with nightclub operator Victor Drai.
The LINQ Hotel & Casino
The LINQ Hotel & Casino (formerly known as "The Quad") is located on the Las Vegas Strip next to The LINQ Promenade, an outdoor retail and dining area. In 2012, the Imperial Palace was re-named to The Quad as part of an initial $90 million renovation to upgrade the complex concurrently with the development of The LINQ Promenade. The LINQ Hotel & Casino is currently undergoing a second renovation, which is expected to cost approximately $223 million when finished in the first half of 2015. On October 30, 2014, The Quad was re-branded and re-opened as The LINQ Hotel & Casino featuring approximately 1,000 rooms, a 62,200 square foot casino with approximately 750 slot machines and 70 table games, several bars and restaurants including the Hash House A Go Go and Guy Fieri’s first Las Vegas restaurant, as well as distinctive entertainment offerings including Divas Las Vegas, Recycled Percussion and the Jeff Civillico Comedy Show. In the first half of 2015, we expect to open the hotel's remaining 1,250 rooms, a re-imagined pool deck offering two pools and a day club experience, a new spa and fitness center, and conference and meeting space.
Bally's Las Vegas
Bally's Las Vegas opened in 1973 and is located on the Las Vegas Strip. The property features approximately 2,810 rooms and suites, a 66,200 square foot casino featuring approximately 1,000 slot machines and 70 table games, eight restaurants, including a new BLT Steak restaurant that opened in 2014, an Olympic-sized pool, a spa and salon, and retail shopping. In

December 2013, the property completed the renovation to its south hotel tower, which has been rebranded as the Jubilee Tower. The Grand Bazaar, which is not owned by the Company or its subsidiaries, soft-opened to the public in February 2015 with the grand opening officially set for Spring 2015 in the space directly in front of Bally’s Las Vegas. Bally’s Las Vegas is home to the popular show Jubilee! which is the longest currently running show in the history of Las Vegas. Other entertainment offerings include: Tony N’ Tina’s Wedding, LA Comedy Club and The Rocky Horror Picture Show.
Bally’s Las Vegas benefits from its large convention business, which it shares with Paris Las Vegas, and strong customer loyalty cultivated over more than 30 years. Bally’s Las Vegas, having approximately 167,500 square feet of conference and meeting space, combined with Paris Las Vegas, having approximately 117,000 square feet of conference and meeting space, is the largest conference and meeting facility within Caesars Entertainment’s network of properties and, as a result, Bally’s Las Vegas has one of the highest percentage of convention room nights among the Caesars Entertainment network of properties, at approximately 15%.
Harrah's New Orleans
Harrah's New Orleans opened in 1999 and was fully renovated in 2006. The property is a French-themed resort and casino in the popular destination market of New Orleans, Louisiana. The property features approximately 450 rooms and suites, a 125,100 square foot casino featuring approximately 1,750 slot machines and 140 table games, restaurants and bars (including the popular Ruth’s Chris Steakhouse, Besh Steak and Acme Oyster House), as well as the Masquerade nightclub. In addition, the Fulton Street Promenade, a pedestrian promenade featuring dining and outdoor concerts, lies just outside Harrah’s New Orleans and is available for outdoor functions.
Horseshoe Baltimore
In July 2012, a consortium led by Caesars Entertainment was awarded the license to operate a casino in downtown Baltimore. In October 2012, Caesars Entertainment entered into definitive agreements with its partners to form a joint venture to build Horseshoe Baltimore which opened in August 2014. Offering world-class gaming amenities, the 122,000 square foot casino offers approximately 2,500 slots, 150 table games and a WSOP-branded poker room. The entertainment complex features a variety of nightlife options such as 14Forty, a 24 hour multi-level entertainment venue, and signature restaurants from celebrity chefs.
See Item 1A. Risk Factors for the status of certain legal proceedings that could adversely affect the Horseshoe Baltimore casino.
CEOC Notes
At December 31, 2013, CGP LLC owned $1.1 billion of aggregate principal amount of the CEOC Notes.
On May 5, 2014, CGP LLC entered into a Note Purchase Agreement (the “Note Purchase Agreement”) by and among CEOC, CGP LLC and Caesars Growth Bonds, LLC (“CG Bonds”), a wholly owned subsidiary of CGP LLC. Pursuant to the Note Purchase Agreement, CGP LLC agreed to sell to CEOC the $427.3 million principal amount of 5.625% senior notes of CEOC due 2015 (the “2015 Notes”) owned by CG Bonds at a price equal to $1,048.75 per $1,000 principal amount representing fair market value. On July 29, 2014, CGP LLC received approximately $451.9 million of consideration (including $3.8 million for interest) as part of the closing of the Note Purchase Agreement.
On August 6, 2014, CGP LLC effectuated a distribution of 100% of its remaining CEOC Notes as a dividend to its members, pro rata based upon each member’s ownership percentage in CGP LLC (the “Notes Distribution”). CAC, as a member of CGP LLC and the holder of 42.4% of the economic interests in CGP LLC at the time of distribution, received in connection with the Notes Distribution $137.5 million in aggregate principal amount of the 6.50% Senior Notes and $151.4 million in aggregate principal amount of the 5.75% Senior Notes.
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
CIE's IP includes the WSOP, Slotomania, Playtika Ltd. ("Playtika"), Bingo Blitz, and House of Fun brands and associated trademarks, copyrights, logos, software code, audio-visual elements, graphics, original music, story lines, interfaces, technology and trade secrets that CIE uses to develop and offer games on multiple platforms. CIE seeks to establish and maintain its proprietary rights in its business operations and technology through the use of copyrights, trademarks, trade secrets and other

IP rights. CIE also seeks to maintain its trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements.
CIE, either directly or indirectly through its subsidiaries, owns 153 trademarks registered with the U.S. Patent and Trademark Office, including the World Series of Poker, WSOP, Slotomania, Playtika and Bingo Blitz trademarks, for a variety of goods and services. CIE also owns one or more registered trademarks in many jurisdictions globally, including the World Series of Poker, WSOP, World Series of Poker Europe, Slotomania and Playtika trademarks.
CIE has additional applications pending in the U.S. and certain foreign countries and is continually adding new filings as it deems appropriate. CIE has not applied for patents or the registration of all of its copyrights or trademarks, as the case may be, and may not be successful in obtaining the patents, copyrights and trademarks for which it has applied. Despite efforts to protect its proprietary rights, parties may infringe CIE's patents and use information that it regards as proprietary and its rights may be invalidated or unenforceable.
PHW Las Vegas is party to a licensing agreement with Planet Hollywood Resorts International, LLC and Planet Hollywood Memorabilia, Inc. (together, the "PH Licensors"), which are affiliates of Robert Earl, the original founder of the Planet Hollywood brand. The licensing agreement grants to PHW Las Vegas rights to use certain trademarks, domain names and intellectual property and to display and exhibit certain memorabilia owned by the PH Licensors. The initial term of the agreement is 35 years and the parties may by mutual agreement extend the term for two successive terms of ten years each. The license agreement was assigned by PHW Las Vegas to PHWLV as described above, and Planet Hollywood Resorts International, LLC assigned the license agreement to PHRC License, LLC in 2014.
Subsidiaries of CGP LLC own certain intellectual property used in their properties. In addition, CAC and CGP LLC are parties to a management services agreement with CEOC in which, among other terms, CAC, CGP LLC and their subsidiaries are granted rights to use the Caesars trademark for corporate identification purposes. The term of the agreement is until such time as CAC and CGP LLC elect to terminate the agreement, upon mutual written consent of the parties, upon consummation of either the call right or the liquidation right, or at the election of the non-defaulting party upon the occurrence of an uncured default. The management services agreement was assumed by Caesars Enterprise Services, LLC ("CES") in 2014.
CES granted to the properties owned or controlled by the Members, and their respective affiliates, non-exclusive licenses to all intellectual property owned or used by such licensors, including all intellectual property (a) currently used, or contemplated to be used, in connection with the properties owned by the Members and their respective affiliates, including any and all intellectual property related to the Total Rewards program, and (b) necessary for the provision of services contemplated by the Omnibus License and Enterprise Services Agreement ("Omnibus Agreement") and by the applicable management agreement for any such property. In addition, CES granted to the Harrah’s New Orleans and Bally’s Las Vegas managed facilities, an exclusive (subject to geographic restrictions) license in and to the “Harrah’s” and “Bally’s” names. CES granted to CEOC, (Caesars License Company, LLC ("CLC"), Caesars World, Inc. ("CWI"), CGPH and the properties owned or controlled by the Members, including us, licenses to any intellectual property that CES develops or acquires in the future that is not a derivative of the intellectual property licensed to it. CES also granted to CEOC, CLC, CWI and CGPH a non-exclusive license to intellectual property specific to the properties controlled by CGPH, Caesars Entertainment Resort Properties, LLC ("CERP") and their subsidiaries for any uses consistent with the uses made by CEOC, CLC, CWI and CGPH with respect to such intellectual property prior to the date of the Omnibus Agreement.
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
We believe CIE competes favorably in all of these areas. However, other developers of social and mobile games could develop more compelling content that competes with CIE's games and adversely affect CIE's ability to attract and retain players and their entertainment time. These competitors, including companies about whom CIE may not be currently aware, may take advantage of social networks, access to a large user base and their network effects to grow rapidly.

CIE’s competitors include game developers for social consoles and mobile networks, regulated online gaming companies that operate in the U.S., poker tournament creators and other forms of casino, and media entertainment.
Casino Properties and Developments
The casino entertainment business is highly competitive and characterized by competitors that vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent, and geographic diversity. In most markets, including Las Vegas, we compete directly with other casino facilities operating in the immediate and surrounding market areas.
In recent years, many casino operators, including CGP LLC, have been reinvesting in existing markets to attract new customers or to gain market share, and as a result competition in existing markets has intensified, especially in regional markets. Many casino operators, including CGP LLC, have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. The expansion of existing casino entertainment properties, the increase in the number of properties, and the aggressive marketing strategies of many of CGP LLC's competitors has increased competition in many markets in which CGP LLC competes, and CGP LLC expects this intense competition to continue.
In particular, the Las Vegas hotel/casino industry, where the majority of CGP LLC's properties are located, is highly competitive. Hotels on the Las Vegas Strip compete with other hotels on and off the Las Vegas Strip, including hotels in downtown Las Vegas. In addition, several large projects in Las Vegas are currently expected to open in the near future or have recently opened. For example, SLS Las Vegas opened in August 2014, and the Genting Group has announced plans to develop a casino and hotel called Resorts World Las Vegas on the north end of the strip, which is expected to open in 2017 on the north end of the Strip. Also, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. MGM has announced plans for The Park, which includes a new retail and dining development on the land between New York-New York and Monte Carlo, a renovation of the Strip-front facades of both resorts and a new 20,000 seat indoor arena for sporting events and concerts operated by AEG. Construction of The Park and the arena is expected to be complete in 2016. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers, however, there are no details as to when or if these projects will be completed. These competitive pressures have and are expected to continue to adversely affect CGP LLC's financial performance.
CGP LLC's properties also compete, to some extent, with other hotel/casino facilities in Nevada and hotel/casino and other resort facilities elsewhere in the country and other forms of gaming on both a local and national level, including state lotteries, on-and off-track wagering and card parlors. In addition, certain states recently have legalized, and others may legalize, casino gaming in specific areas. The continued proliferation of gaming venues throughout the United States could have a significant and adverse effect on CGP LLC's businesses. In particular, the legalization of casino gaming in or near major metropolitan areas from which CGP LLC's properties traditionally attract customers could have a material adverse effect on CGP LLC's businesses.
In addition, while CGP LLC does not believe it to be the case, some have suggested that internet gaming could create additional competition for CGP LLC and could adversely affect CGP LLC's brick and mortar operations. CGP LLC also competes with other non-gaming resorts and vacation areas, with various other entertainment businesses, and with other forms of gaming, such as lotteries.
Seasonality
We believe that CIE's business is subject to some degree of seasonality based on the playing habits of CIE's players. While the growth in CIE's business to date has largely muted the impact seasonal fluctuations have on its business, as the growth of CIE’s business stabilizes, it may be that seasonal fluctuations become more evident across CIE's business.
We believe that our casino properties are subject to seasonality based on the weather in the markets in which they operate, and the travel habits of visitors. For instance, visitation is lowest during the winter months; however, volume of business generated by our Las Vegas properties is generally lower during the summer months.
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
Employees
As of December 31, 2014, CAC did not have any employees. At December 31, 2014, CIE had 1,034 employees, of whom 803 were involved in research and product development, located throughout the United States, Israel, Canada, Romania, Argentina, Ukraine and Belarus. Our casino properties had 12,380 employees. Approximately 4,780 employees are covered by a collective bargaining agreement.

Operations of Planet Hollywood, The LINQ Hotel & Casino, Bally’s Las Vegas, The Cromwell, and Harrah's New Orleans were managed by subsidiaries of CEOC. In connection with CES commencing operations on October 1, 2014, each of the property management agreements was assigned to CES who now serves as the Property Manager for these respective properties. Caesars Baltimore Management Company, LLC, a wholly-owned subsidiary of CEOC, holds an agreement to manage the Horseshoe Baltimore. See Note 19 — Related Party Transactions of the CGP LLC Notes to Combined and Consolidated Financial Statements.
Governmental Regulation
The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Our gaming facilities and online real money platforms are subject to extensive regulation under the laws, rules, and regulations of the jurisdiction in which the gaming facility or online real money platform is located. These laws, rules, and regulations generally concern the responsibility, financial stability, and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.2 to this Form 10‑K.
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

Item 1A. Risk Factors
Risks Related to the Pending Acquisition of the Company by Caesars Entertainment
We may not be able to consummate our recently announced acquisition by CEC in the anticipated timeframe, or at all.
As previously announced, on December 22, 2014, we entered into the Merger Agreement with CEC, pursuant to which, subject to satisfaction or waiver of certain conditions, CAC will merge with and into CEC, with CEC as the surviving company. There are a number of risks and uncertainties associated with the consummation of the Merger with CEC, and completion of the Merger is contingent upon customary closing conditions, including approval of the Merger Agreement by our stockholders as well as CEC’s stockholders and receipt of certain regulatory approvals. In addition to obtaining the stockholder approvals, consummation of the Merger is also subject to other conditions, including the CEOC restructuring plan having been confirmed by the bankruptcy court and minimum cash conditions for CGP LLC, as well as CEC and CERP. Failure to obtain the required approvals within the expected time frame, or having to make significant changes to the structure, terms, or conditions of the Merger to obtain such approvals, may result in a material delay in, or the abandonment of, the Merger. There can be no assurance that these conditions of the Merger will be satisfied.
Even if the CEOC restructuring plan is confirmed, under certain circumstances the Exchange Ratio may be adjusted or the Merger Agreement may be terminated.
We can therefore give you no assurance that the Merger will be consummated, in which case we would not realize the anticipated benefits of having completed the Merger, which may adversely affect us.
The combined company will require significant liquidity to fund CEOC’s emergence from Chapter 11 and to achieve successful integration and achieve targeted synergies post-closing.
At emergence from Chapter 11, CEOC will be required to or may deem it advisable to settle in cash certain obligations (such as professional fees, certain accrued and unpaid interest, and debt obligations) that matured during the Chapter 11 bankruptcy cases. Additionally, based on the reorganization plan that CEOC has proposed, if the Bankruptcy Court approves such plan, Caesars Entertainment will be required to (i) contribute over $400 million to pay a forbearance fee, for general corporate purposes and to fund sources and uses and (ii) purchase up to approximately $1.0 billion of new equity in the restructured CEOC and its subsidiaries. As a result of these payments and investments, Caesars Entertainment may have less cash available in future periods for investments and operating expenses and, as result, the confirmation of the CEOC reorganization plan and emergence of CEOC from bankruptcy may have a negative impact on the combined company and on its ability to sustain its operations.
While the Merger with CEC is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.
We have experienced and, whether or not the pending Merger with CEC is completed, we may continue to experience disruption of our current plans and operations due to the pending Merger, which could have an adverse effect on our business and financial results. Our employees and other key personnel may have uncertainties about the effect of the pending Merger, and those uncertainties may impact our ability to retain, recruit and hire key personnel while the Merger is pending or if it is not consummated. To date, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger with CEC, and these fees and costs are payable by us whether or not the proposed Merger is consummated. Furthermore, we cannot predict how our suppliers and customers will view or react to the proposed Merger, and some may be hesitant to do business with us in light of uncertainties about our ability to perform due to the proposed acquisition of us by CEC. If we are unable to reassure our customers and suppliers to continue transacting business with us, whether or not the proposed Merger is consummated, our financial results may be adversely affected.
Under the terms of the Merger Agreement, we are required to operate our business in the ordinary course, and we are also subject to certain restrictions on the conduct of our business prior to the consummation of the proposed Merger without the consent of CEC, including, among other things, certain restrictions on our ability to enter new lines of business; make certain investments and acquisitions; sell, transfer, lease, dispose of or grant our assets; enter into certain contracts; incur indebtedness; and make certain capital expenditures. These restrictions, which could be in place for an extended period of time if the consummation of the Merger is delayed, could prevent us from pursuing otherwise attractive business opportunities, result in our inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm our business, financial results and operations.
In the event that the pending Merger with CEC is not completed, the trading price of our common stock and our future business and financial results may be negatively impacted.
As noted above, the conditions to the completion of the Merger with CEC may not be satisfied, and even if the CEOC restructuring plan is confirmed, under certain circumstances the Exchange Ratio may be adjusted or the Merger Agreement may be terminated. If the Merger with CEC is not completed for any reason, we would still be liable for significant transaction costs and the focus of our management would have been diverted from seeking other potential opportunities without realizing any benefits of the completed Merger. If we do not complete the Merger, certain litigation against us will remain outstanding and not be released. If we do not complete the Merger, the price of our common stock may decline significantly from the current market price, which may reflect a market assumption that the Merger will be completed.
If the proposed Merger is not completed or we are not otherwise acquired, we may consider other strategic alternatives, which are subject to risks and uncertainties.
If the proposed Merger with CEC is not completed, our Board of Directors (the "Board") will review and consider various alternatives available to us, including, among others, continuing as a public company with no material changes to our business or capital structure or other alternative transactions. Any alternative transaction may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses similar to those described above in connection with the proposed Merger, our ability to consummate an alternative transaction, the valuation assigned to our business in the alternative transaction, our ability or a potential buyer’s ability to access capital on acceptable terms or at all and other variables that may adversely affect our operations.
We are subject to litigation initiated in connection with the Merger, which could be time consuming and divert the resources and the attention of management.
CAC and the individual members of our Board of Directors have been named as defendants in certain lawsuits relating to the Merger Agreement and the proposed Merger, and may be named in additional lawsuits relating to the Merger Agreement and the proposed Merger. The lawsuits filed to date generally allege that the directors breached their fiduciary duties by engaging in a flawed sales process, by approving an inadequate price, and by agreeing to provisions that would allegedly preclude another interested buyer from making a financially superior proposal to acquire the company. The defense of any such lawsuits, and any additional lawsuits relating to the Merger Agreement and the proposed Merger, may be expensive and may divert management's attention and resources, which could adversely affect our business results of operations and financial condition.
The Merger may be completed on terms different than those contained in the Merger Agreement.
Prior to the completion of the Merger, the parties may, by their mutual agreement, amend or alter the terms of the Merger Agreement, including with respect to, among other things, the merger consideration to be received by our stockholders or any covenants or agreements with respect to the parties’ respective operations pending completion of the Merger. In addition, either party may choose to waive certain requirements of the Merger Agreement, including some conditions to closing the Merger. Any such amendments, alterations or waivers may have negative consequences to the other parties or their respective stockholders, including the possibility that consideration paid in the Merger may be reduced.
Our stockholders cannot be certain of the date they will receive the merger consideration or of the aggregate value of the merger consideration they will receive.
The date that our stockholders will receive the merger consideration depends on the completion date of the Merger, which is uncertain. In no event will the Merger be completed later than August 6, 2016 unless CAC and CEC otherwise agree. The date that the Merger becomes effective may be later than the date of the special meeting of our stockholders to approve the Merger, and at the time of our special meeting, our stockholders will not know the exact market value of the CEC Common Stock that they will receive upon completion of the Merger. The dollar value of the consideration received by our stockholders will depend upon the market value of CEC Common Stock at the effective time of the Merger, and such dollar value may be different from, and lower than, the dollar value of the merger consideration today or the date of the special meeting of our stockholders to approve the Merger.
Furthermore, the Exchange Ratio fixed in the Merger Agreement is subject to adjustment during the Adjustment Period and may be adjusted for changes in the market price of either CAC Common Stock or CEC Common Stock. Accordingly, any change in the price of CEC Common Stock prior to the Merger may affect the market value of the merger consideration that our stockholders will receive as a result of the Merger.

Risks Related to CGP LLC's Continued Dependence on Caesars Entertainment
CAC and CGP LLC (including CGPH) are dependent on CES, CEOC and its subsidiaries to provide corporate services, back-office support and business advisory services through the CGP LLC Management Services Agreement and the CES Enterprise Services Agreement. CAC and CGP LLC cannot operate without the services provided by subsidiaries of Caesars Entertainment and will be adversely affected if the CGP LLC Management Services Agreement is terminated.
Pursuant to the CGP LLC Management Services Agreement, CEOC and its subsidiaries provide corporate services, back-office support and business advisory services to CAC and CGP LLC. Additionally, pursuant to the CES Enterprise Services Agreement, CES provides corporate services and back-office support to CGPH. Moreover, CES provides management services to CGP LLC owned casinos. CAC and CGP LLC have a very short history of operating casinos and online entertainment. Therefore, the business and operations of CAC and CGP LLC are dependent on the services provided by Caesars Entertainment and its subsidiaries, and CAC and CGP LLC cannot operate without these services. If the quality of the services provided by Caesars Entertainment and its subsidiaries deteriorates, or if the terms under which Caesars Entertainment and its subsidiaries provide such services change in a manner that is adverse to CGP LLC, it could have a material adverse effect on CAC and CGP LLC's business, financial condition and operating results.
In addition, if the CGP LLC Management Services Agreement were to be terminated, or if Caesars Entertainment or its subsidiaries were to suffer significant liquidity or operational difficulties, becoming incapable of providing support and management services (or unable to provide such services at agreed upon levels) to CAC or CGP LLC or cease operations altogether, CAC and/or CGP LLC would no longer have access to the operational support and management expertise provided by Caesars Entertainment and its subsidiaries and it could have a material adverse effect on CAC and CGP LLC’s business, financial condition and operating results. Any failure by CAC or CGP LLC to obtain the operational and management support of Caesars Entertainment and its subsidiaries, and particularly any failure by CGP LLC to obtain Caesars Entertainment’s expertise in operating casinos or maintaining access to the Total Rewards loyalty program, would adversely affect CAC and/or CGP LLC's business, financial condition and operating results.
We have identified a material weakness in our internal controls that existed at December 31, 2014. If the material weakness is not remediated promptly or if we fail to establish and maintain an effective internal control environment, our ability to both timely and accurately report our financial results could be adversely affected.
Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to conduct a comprehensive evaluation of their internal control over financial reporting. To comply with this statute each year, we are required to document and test our internal control over financial reporting, our management is required to assess and issue assertions concerning our internal control over financial reporting.
As of December 31, 2014, management identified a material weakness as described in Item 9A. Controls and Procedures within this report. Accordingly, management concluded that our internal control over financial reporting is not effective as of December 31, 2014.
The existence of this material weakness could have an adverse effect on management’s ability to prevent or detect material errors on a timely basis. If we cannot produce reliable financial reports investors could lose confidence in our reported financial information and we may be unable to obtain additional financing to operate and expand our business and our business and financial condition could be harmed.
Although we believe we are taking appropriate actions to remediate the     weakness we identified to strengthen our internal control over financial reporting, we have taken measures to ensure the accuracy of our financial statements to date and will continue such measures in the future until we have remediated the material weakness as described in Item 9A. Controls and Procedures.
We do not control CES, and the interests of our co-investors may not align with our interests.
CEOC, CERP and CGPH are members of CES, and CGPH and its subsidiaries will rely on CES to provide us with intellectual property licenses and property management services, among other services. Each member of CES is required to contribute as necessary to fund CES’s operating costs and capital requirements in accordance with the terms of the operating agreement that governs CES. The amount CGPH will be required to fund following its initial contribution may be greater than its initial contribution, and will be subject to the review and approval of the CES steering committee. CGPH, CEOC and CERP control CES through its steering committee, which is comprised of one representative from each of CGPH, CEOC and CERP. In the event that CGPH interests do not align with those of CEOC or CERP, the interests of CEOC or CERP may be met before CGPH. In addition, certain decisions by CES may not be made without unanimous consent of the members, including CGPH. These actions include any decision with respect to liquidation or dissolution of CES, merger, consolidation or sale of all or substantially all the assets of CES, usage of CES assets in a manner inconsistent with the purposes of CES, material amendment to CES’s operating agreement, admission of new investors to CES and filing of any bankruptcy or similar action by CES. Thus, any Member of CES may block those actions requiring unanimous consent of the Members of CES notwithstanding that such actions are in our interest.
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
The leadership of Caesars Entertainment's senior management, has been a critical element of Caesars Entertainment's success. The advisory and management services provided to CGP LLC depend on this senior management. The death or disability of, or other extended or permanent loss of services, or any negative market or industry perception of Caesar Entertainment’s senior management could have a material adverse effect on CGP LLC's business. CGP LLC is not protected by key man insurance or similar life insurance covering members of Caesars Entertainment's senior management, nor does CGP LLC have employment agreements with any of Caesars Entertainment's senior management.
A default by Caesars Entertainment on certain of its debt obligations could adversely affect CGP LLC's business, financial condition and operating results.
Caesars Entertainment is a highly leveraged company and has pledged a significant portion of its assets and the assets of its subsidiaries as collateral under certain of its debt obligations, including the trademarks for which CIE has licensed the right to use, including "Caesars," "Total Rewards" and "Harrah's." CEOC and its subsidiaries that are the owners of these trademarks filed for bankruptcy in January 2015. The stock of CEOC is also pledged to secure these debt obligations. If Caesars Entertainment or its subsidiaries were to default on these obligations, its lenders could exercise significant influence over CGP LLC's business. CGP LLC is dependent on a number of services from Caesars Entertainment, CEOC, and other subsidiaries of Caesars Entertainment, pursuant to the CGP LLC Management Services Agreement, CGPH’s CES Enterprise Services Agreement and CIE's Shared Services Agreement. If Caesars Entertainment and/or its subsidiaries file for bankruptcy protection under the U.S. bankruptcy code, their filing may materially and adversely affect CGP LLC’s assets and operations. For example, in the event of a default by Caesars Entertainment, its lenders or their successors may elect to reject the CGP LLC Management Services Agreement or the CES Enterprise Services Agreement as an executory contract in a bankruptcy proceeding. Furthermore, in the event of such a default, Caesars Entertainment's lenders also may seek to reject CIE's cross marketing and trademark license agreement with Caesars Entertainment in connection with a bankruptcy proceeding and, as a result, CIE would no longer have licenses to use certain trademarks owned by Caesars Entertainment or its subsidiaries. The result of this influence and any related disruption in CGP LLC's business could have a material adverse effect on CGP LLC's business, financial condition and operating results.
The value of the CEOC Notes held by CAC would be impaired in the event of a default by Caesars Entertainment on certain of its debt obligations and such impairment could adversely affect the market price of our Class A common stock.
Caesars Entertainment is a highly leveraged company and has significant obligations for interest payments and restrictions due to its indebtedness. If CEOC is unable to pay the interest when due under their outstanding indebtedness, or otherwise defaults on their debt obligations, the value of the CEOC Notes held by CAC would be impaired. An impairment in the value of the CEOC Notes could adversely affect the market price of our Class A common stock.
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
CGP LLC is required to first provide any potential development opportunities to Caesars Entertainment to be considered by a committee of the Caesars Entertainment board of directors comprised of disinterested directors. CGP LLC can only proceed with such investment or opportunity to the extent such Caesars Entertainment committee declines the opportunity for itself or CEOC. See Item 13. Certain Relationships and Related Transactions, and Director Independence, and Director Independence. If the committee provides an opportunity to CGP LLC, we expect that CGP LLC will retain a 50% interest in the management fee to be received by Caesars Entertainment, unless otherwise agreed. However, because each opportunity will be negotiated as a separate transaction, there can be no assurances that CGP LLC and Caesars Entertainment will share equally (or that CGP LLC will share at all) in the management fee. If the committee does not provide the opportunity to CGP LLC, the committee can also decide to keep the opportunity for Caesars Entertainment. No assurances can be provided that the committee will ever provide an opportunity to CGP LLC.
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
The success of CGP LLC's business depends in part on its continued participation in Caesars' Total Rewards loyalty program. If CIE and the casinos owned by CGP LLC are unable to access the Total Rewards loyalty program database, it could have a material adverse impact on CGP LLC's business.
The success of CGP LLC's business depends in part on its ability to direct targeted marketing efforts to important casino and hospitality customers. The ability of CGP LLC's business to undertake those marketing efforts depends to a significant extent on its continued participation in the Total Rewards loyalty program owned and maintained by CEOC and its subsidiaries, and following its commencement of operations, licensed to CES. In connection with this program, CIE and the casinos owned by CGP LLC can develop information which allows them to track casino play and award complimentaries and other promotional opportunities to their customers. Complimentaries and other similar rewards are customarily offered by casino and gaming facilities to their customers and are important incentives to those customers. If CIE and the casinos owned by CGP LLC are unable to access the Total Rewards loyalty program database, it could have a material adverse impact on CGP LLC's business. Participation in the Total Rewards loyalty program is one of our competitive strengths and our business and growth strategy are, in part, based on tracked play and targeted marketing efforts.
In the past, the removal of the Total Rewards loyalty program from a casino property has resulted in negative impacts on such property’s financial results. Similarly, if we are unable to access the Total Rewards loyalty program database, we expect our annual revenue would decline, which could have a material adverse impact on our business and results of operations.
CIE and CGP LLC license their right to use and sublicense various trademarks and service marks from Caesars Entertainment and certain of its affiliates. Accordingly, if a third-party successfully challenges Caesars Entertainment or its affiliates' ownership of, or right to use, the Caesars-related marks or if CIE or CGP LLC is unable to stop unauthorized use of such marks, or if Caesars Entertainment or its affiliates use such marks in a way that negatively impacts the value of such marks, CIE's and CGP LLC's business or results of operations could be harmed.
CIE and CGP LLC has licensed the right to use certain trademarks and service marks owned or used by various affiliates of Caesars Entertainment, including Caesars World, Inc., Caesars License Company, LLC and CEOC. These licensed trademarks and service marks include, among others, "Caesars," "Harrah’s," and "Total Rewards." See Item 13. Certain Relationships and Related Transactions, and Director Independence, and Director Independence. CIE's and CGP LLC’s rights to use these trademarks and service marks are among its most valuable assets. All of these entities filed for bankruptcy protection in January 2015, as more fully discussed in the risk factor below entitled “A default by Caesars Entertainment on certain of its debt obligations could adversely affect CGP LLC's business, financial condition and operating results.”
If the existing licensing arrangements were terminated and CIE and CGP LLC fail to enter into new arrangements in respect of these marks, CIE and CGP LLC could lose their rights to use these marks and the corresponding domain names, which could have a material adverse effect on its business, financial condition and operating results. If a third-party successfully challenges Caesars Entertainment or its affiliates’ ownership of, or right to use, these marks (including, for example, due to Caesars Entertainment or its affiliates’ failure to file for protection of such marks), such a challenge could also have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results. Furthermore, as the entities from whom CIE licenses the right to use such marks has entered into a bankruptcy proceeding, CIE’s rights to use some or all of such marks could be terminated, which could also have a material adverse effect on CIE's and CGP LLC's business, financial condition and operating results.
In addition, these trademarks and service marks are used by Caesars Entertainment and its affiliates around the United States and internationally. Any negative events associated with the use of these marks by Caesars Entertainment or its affiliates may be out of CGP LLC's control, and may negatively impact the "Caesars", "Harrah’s" or "Total Rewards" brands, which could harm CIE's CGP LLC's business and results of operations.
Failure by CES or CEOC and its subsidiaries to protect the trademarks, technology and other intellectual property that CGP LLC uses could have a negative impact on the value of CGPH’s brand names and adversely affect our business. In addition, CES or CEOC and its subsidiaries may have the right to limit the expansion of scope or usage of our intellectual property.
CGP LLC currently licenses from CES and CEOC and its subsidiaries, intellectual property and technology material to its overall business strategy, and CGP LLC regards such intellectual property and technology to be an important element of its success. CGP LLC relies on CES and CEOC and its subsidiaries to seek to establish and maintain proprietary rights in such intellectual property and technology through the use of patents, copyrights, trademarks and trade secret laws. In addition, CGP LLC relies on CES and CEOC and its subsidiaries to maintain the trade secrets and confidential information licensed to CGP LLC by nondisclosure policies and through the use of appropriate confidentiality agreements. Despite these efforts to protect the proprietary rights on which CGP LLC relies, parties may infringe such intellectual property and use licensed information and technology that CGP LLC regards as proprietary and CGPH’s rights may be invalidated or unenforceable. Monitoring the unauthorized use of CGP LLC’s licensed intellectual property and technology is difficult. Litigation by CEOC and its subsidiaries or CES, as applicable, may be necessary to enforce the intellectual property rights and other rights on which we rely or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources. We cannot assure you that all of the steps that CGP LLC, CEOC and its subsidiaries or CES have taken or will take to protect the licensed trademarks that CGP LLC uses in the United States will be adequate to prevent imitation of such trademarks by others. The unauthorized use or reproduction of the trademarks that CGPH uses could diminish the value of its brand and its market acceptance, competitive advantages or goodwill, which could adversely affect its business. In addition, the expansion of the scope or use of CGP LLC’s intellectual property licensed from CEOC or CES, as applicable, in many cases is subject to the consent of CEOC or CES. Accordingly, CGP LLC may not be able to take advantage of new applications or uses of these licensed trade names, trademarks or other intellectual property without the consent of CEOC or CES, which may adversely affect CGP LLC’s ability to compete or expand its business scope.
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
A bankruptcy court may conclude that each of the Transactions and the Asset Purchase Transactions constitutes a financing rather than a true sale and as a result we would no longer have ownership and control over assets sold or contributed to CGP LLC to the same extent as we do now.
For the years ended years ended December 31, 2014 and 2013, Caesars Entertainment and its consolidated subsidiaries reported a net loss of $2,771 million and $2,948 million, respectively. Furthermore, Caesars Entertainment and its consolidated subsidiaries, as well as CEOC and its consolidated subsidiaries, have reported significant net losses during the past three fiscal years. In a bankruptcy of Caesars Entertainment or any of its subsidiaries (such as the bankruptcy proceeding of CEOC and certain of its subsidiaries that was filed in January 2015) that sold or contributed assets to CGP LLC, including CEOC, the court may conclude that each of the Transactions and the Asset Purchase Transactions constitutes a disguised financing rather than a true sale. In such case, the court would deem CGP LLC's assets as belonging to Caesars Entertainment, and consider us to be a lender to Caesars Entertainment or its subsidiaries to the extent of the purchase price CGP LLC paid for those assets. While we should have a claim against Caesars Entertainment and its subsidiaries for the amounts paid to them for the assets, we would no longer have ownership and control over the assets to the same extent as we do now. Moreover, if our claim against Caesars Entertainment and its subsidiaries is considered a financing, no guaranty exists that our claim will be deemed a secured claim entitled to a priority right of repayment from the assets, rather than a general unsecured claim against Caesars Entertainment’s or

CEOC’s bankruptcy estate that shares pro rata with other creditors in any recovery from the residual value of the bankruptcy estate. Finally, a risk exists that any such claim might be primed in favor of a debtor-in-possession financing, or that the court might equitably subordinate our claim to those of other creditors, recharacterize the claim as equity or otherwise not allow the claim (including on equitable grounds).
A bankruptcy court may substantively consolidate the bankruptcy estates of Caesars Entertainment and its debtor subsidiaries with CGP LLC, which would, among other things, allow the creditors of the bankrupt entities to satisfy their claims from the combined assets of the consolidated entities, including CGP LLC.
Even though CGP LLC has certain bankruptcy remote features that restrict its ability to file for bankruptcy relief, there can be no assurance that a bankruptcy court will not direct CGP LLC's or any of its subsidiaries' substantive consolidation with Caesars Entertainment or a subsidiary of Caesars Entertainment in a bankruptcy case of Caesars Entertainment (including the pending bankruptcy of CEOC and certain of its subsidiaries filed in January 2015) or such subsidiary even if CGP LLC or its subsidiaries do not themselves file a bankruptcy petition. CGP LLC's or its subsidiaries' substantive consolidation with Caesars Entertainment or its subsidiaries in their bankruptcy cases would, among other things, allow the creditors of the bankrupt entities to satisfy their claims from the combined assets of the consolidated entities, including CGP LLC and its subsidiaries. This may dilute the value of distributions available for recovery to CGP LLC's creditors, and may prevent recovery by our stockholders of any value at all if the combined creditor claims exceed the combined value of the entities. In addition, substantive consolidation with Caesars Entertainment or its subsidiaries’ bankruptcies may subject our assets and operations to the automatic stay, and may impair CGP LLC's ability to operate independently, as well as otherwise restrict our operations and capacity to function as a standalone enterprise.
The CEOC bankruptcy filing might trigger an independent investigation of the Transactions and the Asset Purchase Transactions, and expose our and CGP LLC's contractual relationships with Caesars Entertainment and its subsidiaries to heightened scrutiny.
As CEOC and certain of its subsidiaries filed for bankruptcy relief in January 2015, it may result in an independent investigation of the Transactions and the Asset Purchase Transactions, including the formation of CES. For example, a trustee or examiner may be appointed in the CEOC bankruptcy case with the power to investigate the Transactions and the Asset Purchase Transactions and determine, with the benefit of hindsight, whether such transactions overall, and their constituent parts (including the formation of CES), were fair and equitable and otherwise beneficial to CEOC and its subsidiaries that filed for bankruptcy relief. Additionally, any committees appointed in the CEOC bankruptcy case could conduct a similar investigation. Any such investigations may impose significant costs and expense on us and CGP LLC, and may divert management from its ability to conduct our business. In addition, we would expect that stakeholders of CEOC and its subsidiaries, including any committee appointed in such bankruptcy cases, would re-evaluate all of our and CGP LLC's contractual and business relationships with CEOC and its subsidiaries, and with CES. This may result in materially altered terms and conditions that may be economically unfavorable to investors in CAC, and may divert significant management resources.
We are subject to fraudulent transfer litigation that may require us to return the assets acquired in the Transactions and the Asset Purchase Transactions, or their value, to Caesars Entertainment and its subsidiaries.
Creditors of Caesars Entertainment and its subsidiaries may sue us and/or CGP LLC under state or federal bankruptcy law in an effort to recover, for their benefit, the assets we acquired in the Transactions and the Asset Purchase Transactions as fraudulent transfers. (See Item 3. Legal Proceedings above for a discussion of these proceedings.) As a general matter, fraudulent transfer law allows a creditor to recover assets, or their value, from an initial or subsequent transferee if the debtor conveyed the assets with an actual intent to hinder, delay or defraud its creditors, or if the transfer was a constructive fraud. A constructive fraud exists even in the absence of an actual intent to defraud creditors. The principal elements of a constructive fraud are a transfer, made while a debtor was insolvent or that rendered a debtor insolvent, for less than reasonably equivalent value or fair consideration or that left the debtor with less than sufficient capital with which to conduct its business. A court may "collapse" the component steps of the restructuring into a single set of integrated transactions to determine whether the restructuring overall effected a fraudulent transfer. If we and/or CGP LLC lose the lawsuits described above, we may have to return the assets or their value to Caesars Entertainment and its subsidiaries or be forced to pay additional amounts therefor.
We strongly believe there is no merit to the actions identified in (Item 3. Legal Proceedings) and will defend ourselves vigorously and seek appropriate relief should any action be brought. If a court were to find that the transfers and sales in the Transaction and the Asset Purchase Transactions were improper, that could trigger a default under the debt that we raised to finance these transfers. These consequences could have a material adverse effect on our business, financial condition, results of operations and prospects.

CES may be subject to fraudulent transfer or other litigation that may result in its unwinding, or its licensing agreements with CEOC may otherwise be rescinded or terminated.
Creditors of Caesars Entertainment, CEOC and their subsidiaries may commence an action against CES under state or federal bankruptcy law in an effort to rescind, avoid or otherwise terminate, for their benefit, the licensing agreements CEOC entered into with CES. Alternatively, as CEOC and certain of its subsidiaries has filed for Chapter 11 bankruptcy, they may reject their licensing agreements with CES. If CES can no longer enforce such licensing agreements, it may be unable to perform under its licensing agreements with CGP LLC and its subsidiaries. As a result, among other things, CGP LLC and its subsidiaries may no longer have access to the Total Rewards loyalty program and may no longer be able to use certain intellectual property, such as the Caesars trademark, which could have a material adverse effect on CAC and CGP LLC’s business, financial condition and operating results.
Our operations depend on material contracts with third parties, including Caesars Entertainment, the continued enforcement of which may be adversely impacted by a bankruptcy of Caesars Entertainment or CES.
A debtor operating under the protection of the Bankruptcy Code may exercise certain rights that may adversely affect our contractual relations and ability to participate in the Caesars Entertainment system. For example, the protection of the statutory automatic stay which arises by operation of section 362 of the Bankruptcy Code upon the commencement of a bankruptcy case prohibits us from terminating a contract with CEOC or any of its debtor subsidiaries. The Bankruptcy Code also invalidates clauses that permit the termination of contracts automatically upon the filing by one of the parties of a bankruptcy petition or which are conditioned on a party’s insolvency. Meanwhile in this circumstance, we would ordinarily be required to continue performing our obligations under such agreement. As a practical matter, legal proceedings to obtain relief from the automatic stay and to enforce rights to payments or terminate agreements can be time consuming, costly and uncertain as to outcome.
In addition, under section 365 of the Bankruptcy Code, a debtor may decide whether to assume or reject an executory contract, including the CGP LLC Management Services Agreement, the management contracts for all of the casino properties owned by CGP LLC, the shared service agreement with CIE, or upon its formation, any licensing agreement with CES. Assumption of a contract would permit the debtor to continue operating under the assumed contract; provided that the debtor (i) immediately cures all existing defaults thereunder or provides adequate assurance that such defaults will be promptly cured, (ii) compensates the non-debtor party for any actual monetary loss incurred as a result of the debtor’s default or provides adequate assurance that such compensation will be forthcoming and (iii) provides the non-debtor party with adequate assurance of future performance under the contract. As a general matter, a bankruptcy court approves a debtor’s assumption of a contract as long as assumption appears to be in the best interest of the debtor's estate, the debtor is able to perform and it is a good business decision to assume the contract. Subject to bankruptcy court approval and satisfaction of the "business judgment" rule, a debtor in chapter 11 may reject an executory contract, and rejection of an executory contract in a chapter 7 case may occur automatically by operation of law. If a debtor rejects an executory contract, the non-debtor party to the contract generally has an unsecured claim against the debtor’s bankruptcy estate for breach of contract damages arising from the rejection. On request of any party to such contract, a bankruptcy court may order the debtor to determine within a specific period of time whether to assume or reject an executory contract.
Further, CEOC and its subsidiaries that filed for bankruptcy protection, as debtors, may seek bankruptcy court approval to assume material contracts, including among others, the CGP LLC Management Services Agreement, the CES Enterprise Services Agreement, the CIE Cross-Marketing Agreement or other valuable license agreements under section 365 of the Bankruptcy Code and may also seek to assign such agreement to a third-party. A debtor may also seek to reject such contracts. If CEOC, for example, rejects the CES Enterprise Services Agreement, CES may not be able to provide us operational support and management expertise, with the result that we may lack sufficient support to manage our operations, and may no longer be able to use certain licensed intellectual property, such as certain trademarks.
In addition, Caesars Entertainment, as a debtor, may attempt to reject the CGP LLC Operating Agreement as an executory contract. This might affect our continued existence, and other corporate governance rights. It may also relieve Caesars Entertainment from performing its obligations under CGP LLC's limited liability company agreement, including honoring its obligations under the liquidation right and call right.
Claims of our stockholders and CGP LLC against Caesars Entertainment or CEOC in a Caesars Entertainment or CEOC bankruptcy might be equitably subordinated or disallowed.
Bankruptcy law allows the court to equitably subordinate claims to those of other creditors or equity holders based on inequitable conduct. A bankruptcy court may also recharacterize a claim for debt as equity, or not allow a claim for other reasons including on equitable grounds. Claims of insiders, including stockholders, are subject to heightened scrutiny and a court may find inequitable conduct in the form of overreaching or self-dealing transactions. If a claim is subordinated to those of other creditors or equity holders, or recharacterized as equity, the claim will likely receive no distribution from the bankruptcy estate unless the estate has enough assets to satisfy the non-subordinated creditors in full; a claim that is disallowed would not share in recoveries from the estate to the extent of such disallowance. The equitably subordinated or disallowed claim need not necessarily relate to the inequitable conduct. Therefore, a damages claim arising from the rejection of an executory contract may be subordinated or disallowed based on conduct wholly unrelated to the contractual relationship itself. Under these principles, should a court determine that they are triggered in the bankruptcy of CEOC or in a bankruptcy of CEC, if one were to occur, claims of our stockholders and CGP LLC, including claims based on notes issued by Caesars Entertainment or CEOC or guarantees by Caesars Entertainment, may not share ratably with claims from other general unsecured creditors or may be disallowed.
Following assignment of the management agreements to CES upon its commencing operations as of October 1, 2014, CGPH is dependent upon CES to operate CGPH's properties.
Each of CGPH's properties is managed by CES. CGPH is dependent upon CES to provide the services necessary to operate CGPH's properties. CGPH does not have a history of operating casinos. Therefore, CGPH's properties are dependent on the services provided by CES and CGPH cannot operate CGPH's properties without these services. If the quality of the services provided by CES deteriorates, or the terms under which CES provides services change in a manner that is adverse to CGPH, it could have a material adverse effect on CGPH’s business, financial condition and operating results. Following the commencement of operations and receipt of regulatory approvals for CES, at CGPH’s request, the property management agreements were assigned to CES. CES is a newly formed entity and will not receive the management fees under the property management agreements. Furthermore, CES is dependent upon its members (CGPH, CEOC and CERP) to provide it with the operating funds and capital requirements (the allocation of which shall be based on each member’s ownership interest in CES) necessary to provide services under the property management agreements. If any of the members of CES fail to provide it with the operating funds necessary to operate CES, CES may not be able to fully provide the services required by the property management agreements to operate CGPH's properties.
In addition, if the property management agreements were to be terminated, or if CES were to suffer significant liquidity or operational difficulties, becoming incapable of providing property management services (or unable to provide such services at agreed upon level) to CGPH or cease operations altogether, CGPH may be unable to continue to operate its properties, which would have a material adverse effect on our business, financial condition and operating results.

Risks Related to Caesars Growth Partners, LLC's Business
CGP LLC may not realize all of the anticipated benefits of current or potential future acquisitions.
On May 20, 2014, we closed a transaction whereby CGP LLC (or one or more of its designated direct or indirect subsidiaries) agreed to acquire from Caesars Entertainment certain of its properties and related assets as more fully described further in Part I, Item 1 - Asset Purchase Transactions. There are incremental risks and uncertainties related to the Agreement and the Asset Purchase Transactions contemplated thereunder, many of which are outside of our control, including the following:
•the diversion of our management's attention from our ongoing business concerns:
•the outcome of any legal proceedings that may be instituted against us and/or others relating to the Transactions; and
•the amounts of the costs, fees, expenses and charges related to the Asset Purchase Transactions.
For example, we and CGP LLC have been named in two separate lawsuits related to the Asset Purchase Transactions, as more fully described below in Item 3. Legal Proceedings. In addition, CGP LLC's ability to realize the anticipated benefits of acquisitions, including, but not limited to the Asset Purchase Transactions, will depend, in part, on its ability to integrate the businesses of such acquired companies with its business. The combination of two independent companies is a complex, costly and time consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected. The difficulties of combining the operations of two companies include, among others:
•coordinating marketing functions;
•undisclosed liabilities;
•unanticipated issues in integrating information, communications and other systems;
•unanticipated incompatibility of purchasing, marketing and administration methods;
•retaining key employees;
•consolidating corporate and administrative infrastructures;
•the diversion of management’s attention from ongoing business concerns;

•coordinating geographically separate organizations; and
•obtaining all necessary gaming regulatory approvals.
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
CGP LLC intends to continue to make significant investments to support its business growth and may require additional funds to respond to business challenges, expand into new markets, develop new games and features or enhance CIE’s existing games, improve its operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, CAC and CGP LLC may need to engage in equity or debt financings to secure additional funds. If CAC raises additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing we or CGP LLC secure in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult to obtain additional capital and to pursue business opportunities, including potential acquisitions. CAC and CGP LLC are newly formed entities and may not be able to obtain additional financing on favorable terms, if at all. For instance, the lack of operating history and relationship with Caesars Entertainment may impede CGP LLC's ability to raise debt or equity financing on acceptable terms, if at all, and there can be no assurances that we could pursue a future offering of securities at an appropriate price to raise the necessary financing. If CAC and CGP LLC are unable to obtain adequate financing or financing on terms satisfactory to them when they require it, their ability to continue to support CGP LLC's business growth and to respond to business challenges could be significantly impaired, which could have a material adverse effect on CGP LLC's, business, financial condition and operating results.
CAC and CGP LLC do not have restrictions on their ability to raise debt and may highly leverage their capital structure, which could adversely affect CGP LLC's ability to pursue certain opportunities.
CAC and CGP LLC have no restrictions on their ability to raise a significant amount of debt financing and/or alter their capital structures. Should CAC or CGP LLC significantly leverage themselves, CAC or CGP LLC will be subject to considerable interest payment expenses that could adversely affect our ability to obtain additional financing. Further, once CAC has a highly leveraged capital structure, CGP LLC may lose certain advantages it has against competitors that have similar capital structures that makes pursuing new, capital-intensive, opportunities more challenging.
We may not realize any or all of our projected cost savings, which would have a negative effect on our results of operations.
As part of our business strategy, CEC and CES have implemented certain cost savings programs and are in the process of identifying opportunities to improve profitability by reducing costs. For example, Caesars Entertainment and CES are currently in the process of reviewing its corporate level expenses and has identified cost savings, a portion of which would directly reduce our expenses. Any cost savings that we realize from such efforts may differ materially from our estimates. In addition, any cost savings that we realize may be offset, in whole or in part, by reductions in revenues, or through increases in other expenses. For example, cutting advertising or marketing expenses may have an unintended negative affect on our revenues. These cost savings plans are subject to numerous risks and uncertainties that may change at any time. We cannot assure you that cost-savings initiatives will be completed as anticipated or that the benefits we expect will be achieved on a timely basis or at all.
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
CGP LLC's business may be subject to some degree of seasonality. For example, in the case of CIE, it may experience seasonality based on the playing habits of its players. As the growth of CIE's business stabilizes, the seasonal fluctuations may become more evident. In the case of CGP LLC’s casino properties, weather conditions may deter or prevent customers from reaching the facilities or undertaking trips. Such conditions would particularly affect customers who are traveling longer distances to visit CGP LLC’s casino properties. We believe the number of customer visits to CGP LLC's casino properties will fluctuate based on the season, with winter months experiencing lower visitation; however, volume of business generated by our Las Vegas properties is generally lower during the summer months. Seasonality may cause CIE and CGP LLC’s casino properties working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. These factors, among other things, make forecasting more difficult and may adversely affect CIE and CGP LLC’s casino properties ability to manage working capital and to predict financial results accurately, which could adversely affect the market price of our Class A common stock.
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
CIE may be unable to achieve some or all of the benefits that it expects to achieve from the separation of its operations from Caesars Entertainment.
As a company with operations separate from Caesars Entertainment, we believe that CIE will benefit from, among other things, allowing its businesses to better focus their financial and operational resources on their specific businesses and be better positioned to dedicate resources to pursue appropriate growth opportunities and execute strategic plans best suited to their business in an efficient manner. We believe the separation will allow the management of CIE to design and implement corporate strategies and policies that are based primarily on the business characteristics and strategic decisions of their respective business, allowing them to more effectively respond to industry dynamics and allowing the creation of effective incentives for their management and employees that are more closely tied to their respective business performance. However, CIE may not be able to achieve some or all of the benefits that we expect it to achieve as a company with operations separate from Caesars Entertainment in the time we expect, if at all.
We will be allocated taxable income from CGP LLC for U.S. federal income tax purposes regardless of whether we receive corresponding cash distributions from CGP LLC to pay our tax liability.
Because CGP LLC is a partnership for U.S. federal income tax purposes, we will be allocated taxable income from CGP LLC for U.S. federal income tax purposes for each fiscal year according to the terms of the CGP LLC Operating Agreement. We will be required to pay U.S. federal income tax on such income at the current U.S. federal corporate income tax rate, regardless of whether CGP LLC makes corresponding cash distributions to us to pay our tax liability. The CGP LLC Operating Agreement provides for quarterly cash tax distributions (other than in connection with a liquidation or certain partial liquidations) to be made to us and Caesars Entertainment, but there is no guarantee that such tax distributions (or other cash distributions from CGP LLC) will be sufficient for us to pay our tax liabilities.
There are no assurances that there will be future development opportunities for CGP LLC or that CGP LLC will obtain a development project.
CGP LLC's ability to expand into new markets to pursue development opportunities depends on passage of legislation that legalizes gambling in new markets and Caesars Entertainment not exercising its right of first offer. Although in the past few years a number of states have passed legislation permitting the development of gaming facilities, there can be no assurances that such trend will continue, and it is possible that legislatures and public sentiment will turn against permitting the development of gaming facilities. Should the states pass no additional legislation for issuing licenses or permitting the development of gaming facilities, CGP LLC will be unable to pursue development opportunities in new markets. Moreover, even if new markets open up, there can be no assurances that Caesars Entertainment and/or CGP LLC will be successful in the bid process for any new development opportunities; therefore, there can be no assurances that CGP LLC will be able to enter those new markets. For example, CGP LLC recently bid for a gaming license in the State of New York but was not selected. Further, there can be no assurances that Caesars Entertainment will not exercise its right of first refusal, thereby depriving CGP LLC of access to any potential development project. See Item 13. Certain Relationships and Related Transactions, and Director Independence, and Director Independence.
The bonds of CEOC and other fixed rate securities we hold are sensitive to fluctuations in interest rates and would decrease in value if the interest rate increases.
As of December 31, 2014, CAC holds approximately $290 million in aggregate principal amount of the CEOC Notes with fixed rates of interest. Fixed rate securities are sensitive to fluctuations in market interest rates and if interest rates increase, the fixed rate securities held by CAC will decrease in value. Currently, market interest rates have been at record low rates.

Accordingly, an increase in market interest rates from current levels could cause the value of the fixed rate securities to decrease significantly.
CGP LLC and CAC are subject to extensive governmental regulation and taxation policies, the enforcement of which could adversely impact CGP LLC’s business, financial condition and results of operations.
CGP LLC and CAC are subject to extensive gaming regulations and political and regulatory uncertainty. Regulatory authorities in the jurisdictions where CGP LLC operates have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit the gaming or other licenses of CGP LLC's casino properties or developments, impose substantial fines and take other actions, any one of which could adversely impact CGP LLC's business, financial condition and results of operations. In addition, regulatory authorities in one or more jurisdictions may require CGP LLC or CAC to obtain new licenses in connection with the Transactions and the Asset Purchase Transactions or due to future changes in regulation. For instance, the Missouri Gaming Commission is requiring that CAC obtain certain licenses related to the formation of CES even though neither CAC nor CGP LLC operate in Missouri. The failure of CAC to obtain a license from the Missouri Gaming Commission could adversely impact Caesars Entertainment’s gaming license in Missouri. If other jurisdictions require CGP LLC or CAC to obtain new licenses in connection with its operations, the formation of CES or due to future changes in regulation, and CGP LLC or CAC is unable to obtain those licenses, it could adversely impact CGP LLC's business, financial condition and results of operations.
As a result of CIE holding an online gaming license, its operations and activities are subject to various gaming laws and laws in Nevada and New Jersey. We also expect CIE to be subject to these or similar laws as CIE seeks licenses for online real money gaming in the United States. For example, CIE has obtained a license in Nevada as an "operator of an interactive gaming system" and obtained regulatory approval to launch online poker in Nevada. In addition, CIE obtained a license in New Jersey in November 2013 to operate internet gaming in New Jersey. Among these laws are various "suitability" requirements which could limit CIE's ability to conduct business with certain third parties, make certain acquisitions and otherwise freely conduct its business. The results of such restrictions could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
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
Furthermore, because we are subject to regulation in each jurisdiction in which we operate, and because regulatory agencies within each jurisdiction review our compliance with gaming laws in other jurisdictions, it is possible that gaming compliance issues in one jurisdiction may lead to reviews and compliance issues in other jurisdictions. For example, recent events in connection with Caesars Entertainment’s role with the proposed development of a casino gaming facility by Sterling Suffolk Racecourse, LLC (“Sterling Suffolk”), owner of Suffolk Downs racecourse in East Boston, Massachusetts, have resulted in reviews in several other jurisdictions arising out of a report issued to the Massachusetts Gaming Commission from the Director of the Investigations and Enforcement Bureau for the Massachusetts Gaming Commission (the “Bureau”) in
October 2013. That report raised certain issues for consideration when evaluating our suitability as a qualifier in Massachusetts and made a recommendation that Caesars Entertainment had not met our burden by clear and convincing evidence to establish our suitability. Although Caesars Entertainment strongly disagrees with the director’s recommendation, Caesars Entertainment withdrew its application as a qualifier in Massachusetts at the request of Sterling Suffolk. Neither Caesars Entertainment nor any of its affiliates were found unsuitable by any licensing authority, but other gaming regulatory agencies have asked for information about the issues raised in the report from the Bureau, and we are in the process of providing that information. We cannot assure you that existing or future jurisdictions would not raise similar questions with respect to our suitability arising out of the Bureau’s report, or with respect to matters that may arise in the future, and we cannot assure you that such issues will not adversely affect us or our financial condition.
From time to time, individual jurisdictions have also considered legislation or referendums, such as bans on smoking in casinos and other entertainment and dining facilities, which could adversely impact the operations of CGP LLC's casino properties. For example, Maryland law prohibits smoking inside the Horseshoe Baltimore facility. Additionally, the city council in New Orleans recently enacted an ordinance restricting smoking indoors in public places, including in Harrah’s New Orleans. The likelihood or outcome of similar legislation in such jurisdictions and referendums in the future cannot be predicted, though any smoking ban would be expected to negatively impact CGP LLC's financial performance.
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
Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. For example, a substantial number of the customers of CGP LLC’s casinos in Las Vegas and New Orleans use air travel for transportation to and from the casino. As a result of terrorist acts, domestic and international travel was severely disrupted, which resulted in a decrease in customer visits to Las Vegas or New Orleans. We cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, security alerts or war, uprisings, or hostilities in places such as Iraq and Afghanistan, or other countries throughout the world, will continue to directly or indirectly impact CGP LLC's business and operating results. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. If any such event were to affect our properties, we would likely be adversely impacted. In addition, natural and man-made disasters such as major fires, floods, hurricanes, earthquakes and oil spills, or severe or inclement weather affecting the ability of CGP LLC’s casino customers to travel can have a negative impact on its results of operations. In most cases, we have insurance that covers portions of any losses from a natural disaster, but it is subject to deductibles and maximum payouts in many cases. Although we may be covered by insurance from a natural disaster, the timing of our receipt of insurance proceeds, if any, is out of our control. In some cases, however, we may receive no proceeds from insurance. Additionally, a natural disaster affecting one or more of our properties may affect the level and cost of insurance coverage we may be able to obtain in the future, which may adversely affect our financial position. As our operations depend in part on our customers’ ability to travel, severe or inclement weather can also have a negative impact on our results of operations.
Political, economic and military conditions may directly affect CGP LLC's business by impeding its operations or player demand. In particular, a key portion of the operations and personnel of Playtika, a subsidiary of CIE and the operator of Slotomania, are located in Israel, a country located in a particularly volatile region. CIE also has approximately 300 employees in Ukraine, a country currently facing political unrest and hostilities. Any hostilities, or any future armed conflicts, political or economic instability or violence in the Middle East or further disruptions in Ukraine could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
Any violation of the Foreign Corrupt Practices Act or other similar laws and regulations could have a negative impact on us.
CGP LLC is subject to risks associated with doing business outside of the United States, which exposes CGP LLC to complex foreign and U.S. regulations inherent in engaging in a cross-border business and in each of the countries in which CGP LLC and its businesses transacts business. CGP LLC is subject to requirements imposed by the Foreign Corrupt Practices Act ("FCPA") and other anti-corruption laws that generally prohibit U.S. companies and their affiliates from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Policies and procedures and employee training and compliance programs that CGP LLC has implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law. If the employees, contractors or agents of Caesars Entertainment, CGP LLC’s casino properties and CIE fail to comply with applicable laws or company policies governing its international operations, CGP LLC may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that we have violated any anti-corruption laws could have a material adverse effect on CGP LLC's financial condition. Compliance with international and U.S. laws and regulations that apply to CGP LLC's international operations increase CGP LLC's cost of doing business in foreign jurisdictions. CGP LLC and its businesses also deal with significant amounts of cash in its operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws ("AML") or regulations, on which in recent years, governmental authorities have been increasingly focused, with a particular focus on the gaming industry, by any of our resorts could have a negative effect on our results of operations. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. On October 11, 2013, a subsidiary of Caesars Entertainment received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury ("FinCEN"), stating that FinCEN is investigating Desert Palace, Inc. (the owner of Caesars Palace) for alleged violations of the Bank Secrecy Act ("BSA") based on a BSA examination of Caesars Palace previously conducted by the Internal Revenue Service to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Additionally, Caesars Entertainment has been informed that a federal grand jury investigation related to these matters is on-going. Caesars Entertainment and CAC intend to cooperate fully with both the FinCEN and grand jury investigations. Based on proceedings to date, we are currently unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.

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
CAC and CGP LLC are defendants in certain legal proceedings, including the lawsuits relating to the Merger Agreement and the proposed Merger, as discussed below in Item 3. Legal Proceedings. If a court were to find in favor of the claimants in these proceedings, such determination could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to CGP LLC’s Interactive Entertainment Business
One game has historically generated the majority of CIE's revenue, and CIE must continue to launch and enhance games that attract and retain a significant number of players in order to grow its revenue and sustain its competitive position.
Historically, CIE has depended on one game for the majority of its revenue and we expect that this dependency will likely continue for the foreseeable future. Specifically, Slotomania accounted for 51% of CIE's social and mobile online game revenue for 2014 and 47.7% of CIE's total revenue for 2014. CIE's growth depends on its ability to increase interest in its key established game, Slotomania, by continually enhancing the game. Each of CIE's games requires significant engineering, marketing and other resources to develop, launch and sustain via regular upgrades and expansions, and such costs on average have increased and are likely to continue to increase in the future. CIE's ability to successfully launch, sustain and expand games and attract and retain players largely depends on its ability to:

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
It is difficult to consistently anticipate player demand on a large scale, particularly as CIE develops new games in new markets, including international markets and mobile platforms. If CIE does not successfully launch and/or sustain games that attract and retain a significant number of players and extend the life of CIE's existing games, it could have a material adverse effect on CIE's, therefore CGP LLC's, business, financial condition and operating results.
If CIE's top game, Slotomania, does not maintain its popularity, CIE’s results of operations could be harmed.
In addition to creating new games or expanding current games that are attractive to a significant number of players, CIE must extend the life of its existing games, in particular its most successful game, Slotomania. For a game to remain popular, CIE must routinely enhance, expand and/or upgrade the game with new features and content that players find attractive. Such enhancement requires the investment of significant resources, integration into new platforms, introduction of new languages, expansion into new jurisdictions and often presents new marketing and other challenges. CIE may not be able to successfully enhance, expand or upgrade CIE's current library of games. Any decrease in the popularity of CIE's social and mobile games, or any other adverse developments relating to CIE's most popular game, Slotomania, could have a material adverse effect on its, and therefore CGP LLC's, business, financial condition and operating results.
CIE relies on a small portion of its total players for nearly all of its revenue from social and mobile games and if CIE fails to grow or sustain its player base, its results of operations could be adversely affected.
Consistent with the social and mobile games business model, only a small portion of CIE’s social and mobile games players pay for virtual goods. During 2014, CIE’s social and mobile games business had approximately 576 thousand average

Monthly Unique Payers, or 3.4% of the total number of CIE's average Monthly Unique Users on its social and mobile platforms. In order to sustain and increase CIE's revenue levels, CIE must attract, retain and increase the number of players that are payers. To retain players, CIE must devote significant resources so that the games they play retain their interest and attract them to CIE's other games. If CIE fails to grow or sustain its player base, or if the rates at which CIE attracts and retain players declines or if the average amount of revenue CIE receives from its players declines, it could have a material adverse effect on CIE's, therefore CGP LLC's, business, financial condition and operating results.
The social and mobile games industry is rapidly growing and changing, which makes it difficult to evaluate CIE's business and prospects.
Social and mobile games, from which CGP LLC derived 93.6% of the revenue for the Interactive Entertainment business for 2014, is a rapidly growing and evolving industry. The growth of the industries and the level of demand and market acceptance of CIE's games are subject to a high degree of uncertainty. CIE's future operating results will depend on numerous factors affecting the social and mobile games industry, many of which are beyond CIE's control, including, among others:

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
The social and mobile games industry has low barriers to entry and we expect more companies to enter the sector and a wider range of social and mobile games to be introduced. The industry is also highly competitive. CIE's competitors that develop social and mobile games vary in size and include publicly traded companies such as Zynga Inc. ("Zynga"), Glu Mobile, Gtech, King Entertainment and Electronic Arts. In addition, online game developers and distributors who are primarily focused on specific international markets, such as Tencent Holdings Limited in Asia, and high-profile companies with significant online presences that to date have not developed social and mobile games, such as Amazon.com, Inc., Apple Inc., Facebook, Google Inc. ("Google"), Microsoft and Yahoo! Inc., may decide to develop social and mobile games in the future. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own highly recognized brands and assets into their games, have a more diversified set of revenue sources than CIE currently does and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact the social and mobile games industry. As CIE continues to devote significant resources to developing games for social and mobile platforms, CIE will face significant competition from established companies that may have far greater experience than CIE, including Zynga and Electronic Arts. Moreover, there exists in the social and mobile games industry a significant "first mover" advantage. CIE's ability to compete effectively in respect to a particular style of game may be premised on introducing a game in that style before CIE's competitors. We cannot assure you that CIE will be able to continue to compete effectively or that CIE will be capable of maintaining or further increasing its current market share. CIE's failure to compete successfully in its various markets could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and results of operations.
If CIE fails to effectively manage its growth, CIE's, and therefore CGP LLC's, business and operating results could be harmed.
CIE continues to experience rapid growth in its headcount and operations, which will continue to place significant demands on its management and operational, financial and technological infrastructure. As of December 31, 2014, approximately 35% of CIE's employees had been with CIE for less than one year and approximately 62% for less than two years. Moreover, a number of the individuals CIE relies on for its operations are consultants, not full-time employees on CIE's payroll. As CIE continues to grow, it must expend significant resources to identify, hire, integrate, develop and motivate a large number of qualified employees. If CIE fails to effectively manage its hiring needs and successfully integrate its new hires, CIE's ability to continue launching new games and enhance existing games could suffer.
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
We expect CIE to devote substantial resources to the development of its social online and mobile games on new and emerging platforms, and its limited experience makes it difficult to know whether CIE will succeed in developing such games that appeal to players or advertisers on such new and emerging platforms. The uncertainties CIE faces include:

•	its experience in developing social games for use primarily on Facebook, Google’s Android and Apple’s iOS may not be relevant for developing games for new and emerging platforms;

•	many new and emerging platforms are located in countries where CIE has no or limited operating experience;

•	new and emerging platforms may require different technological requirements to adapt CIE's games than its current platforms, which may require significant expense;

•	CIE has limited experience working with wireless carriers, new and emerging platform providers and other partners whose cooperation CIE may need in order to be successful; and

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
Facebook, Apple iOS and Google Android are significant distribution, marketing, promotion and payment platforms for CIE's games. In 2014, CIE generated approximately 95.6% of its social and mobile games revenue and 91.8% of its social and mobile games users through the Facebook, Apple iOS and Google Android platforms and we expect CIE to continue to do so for the foreseeable future. CIE is subject to Facebook's, Apple's and Google's respective standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on the Facebook, Apple iOS and Android platforms.

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
The proliferation of hacking, security breaches, computer malware, “cheating” programs and scam offers that seek to exploit CIE's games and players affects the game-playing experience and may lead players to stop playing CIE's games.
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
CIE’s social and mobile games, and its regulated online real money gaming websites, may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after their launch, particularly as CIE launches new games and rapidly launches new features to existing games under tight time constraints. We believe that if CIE's players have a negative experience with its games, they may be less inclined to continue or resume playing CIE's games or recommend its games to other potential players. Undetected programming errors, game defects and data corruption can disrupt CIE's operations, adversely affect the game experience of CIE's players by allowing players to gain unfair advantage, harm CIE’s reputation, cause CIE's players to stop playing its games, divert CIE's resources and delay market acceptance of CIE's games, any of which could have a material adverse effect on its, and therefore CGP LLC's, business, financial condition and operating results.
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
The development of intellectual property is part of CIE’s overall business strategy and CIE regards its intellectual property to be an important element of its success. For example, CIE owns the WSOP brand and intellectual property, and CIE licenses or sublicenses trademarks for a variety of products and businesses related to this brand. CIE also owns the Slotomania brand. CIE seeks to establish and maintain its proprietary rights in its business operations and technology through the use of patents, copyrights, trademarks and trade secret laws. CIE files applications for and obtains copyrights and trademarks in the United States and in foreign countries where CIE believes filing for such protection is appropriate. CIE also seeks to maintain its trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. Despite CIE's efforts to protect its proprietary rights, parties may infringe its copyrights and trademarks and use information that CIE regards as proprietary and CIE’s rights may be invalidated or unenforceable. In addition, parties may challenge CIE's copyright or trademark applications in the United States or other jurisdictions. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Monitoring the unauthorized use of CIE's intellectual property is difficult. Litigation may be necessary to enforce CIE's intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of CIE's resources. The unauthorized use or reproduction of CIE's trademarks could diminish the value of its brand and its market acceptance, competitive advantages or goodwill, which could have a material adverse effect on CIE's, therefore CGP LLC's, business, financial condition and operating results.
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
In the last few years, California, Pennsylvania, New York, Florida, Mississippi, Hawaii, Massachusetts, Iowa, Illinois, Washington D.C. and the Federal government have considered legislation that would legalize online real money gaming. To date, only Nevada, Delaware and New Jersey have enacted such legislation. If a large number of additional states or the Federal government fail to enact online real money gaming legislation or CIE is unable to obtain the necessary licenses to operate online real money gaming websites in United States jurisdictions where such games are legalized, CIE's future growth could be materially impaired as CIE would be limited to offering online real money gaming to players in jurisdictions outside the United States where legal. Moreover, there were bills introduced in Congress in 2014 that would ban online gaming in the United States. In addition, states or the Federal government may legalize online real money gaming in a manner that is unfavorable to CIE. For example, several states and the Federal government are considering draft laws that require online casinos to also have a license to operate a brick-and-mortar casino, either directly or indirectly through an affiliate. If, like Nevada and New Jersey, U.S. jurisdictions enact legislation legalizing real money casino gaming subject to this brick-and-mortar requirement, CIE may be unable to offer online real money gaming in such jurisdictions if CIE is unable to establish an affiliation with a brick-and-mortar casino in such jurisdiction. If, however, legislation is enacted legalizing real money casino gaming without this requirement, CIE would lose its advantage over some of its potential competitors that do not have an affiliate with a brick-and-mortar casino operation. The loss of this or other similar advantages CIE receives as an affiliate of Caesars Entertainment, or the passage of a federal law banning online gaming in the United States could materially impair its ability to grow its online real money gaming business in the future.
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
Certain jurisdictions may seek to regulate or ban social and mobile games. For example, the UK Gambling Commission publicly indicated that it will consider whether to regulate social and mobile games in the future after considering the issues of consumer protection. Under recent proposed legislation in Australia, certain online social games with a paid-for element would fall under the Interactive Gambling Act, and by being considered gambling would be at risk of outright ban. Thus far, in considering whether regulation or restriction is necessary, most jurisdictions have been interested in understanding the games and whether they constitute gambling under their laws or otherwise require regulation to protect the consumer. If the UK, Australia, or another jurisdiction important to CIE's social and mobile games business bans, regulates or restricts the business, it could have material impacts on how we market our product, on the cost associated with compliance with such regulation or, depending on the nature of the regulation, CIE could be prohibited from providing social and mobile games, all of which could have material adverse impacts on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
CIE is dependent on a small number of third parties for its online real money gaming platforms.
CIE contracts with a small number of third-party partners to develop, launch, maintain and operate its software platforms for online real money gaming, including its relationship with 888 and Nyx Gaming. In addition, CIE enters into license agreements and pays license fees for certain intellectual property rights for the development, launch, maintenance and operation of CIE's real money gaming services. If, in the future, these third parties choose not to provide such services or licenses to CIE on terms acceptable to it, CIE will have to seek alternative means of securing comparable services or licenses, which may be on terms that are not as favorable as the current terms. With respect to CIE's platforms for online real money gaming, the termination of these services or licenses by any of these third parties could delay the launch of CIE's real money online poker operations in the United States if such operations are legalized. For example, if CIE's agreement with 888 related to online gaming services in the United States were to be breached, CIE would not be able to offer online poker in Nevada and/or New Jersey. The occurrence of such events could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
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
Changes in discretionary consumer spending or consumer preferences are driven by factors beyond CGP LLC's control, such as perceived or actual general economic conditions; high energy, fuel and other commodity costs; the cost of travel; the potential for bank failures; a soft job market; an actual or perceived decrease in disposable consumer income and wealth; fears of recession and changes in consumer confidence in the economy; and terrorist attacks or other global events. CGP LLC's Casino Properties and Developments business is particularly susceptible to any such changes because CGP LLC’s casino properties offers a highly discretionary set of entertainment and leisure activities and amenities. If discretionary consumer spending declines, then CGP LLC's results of operations will be adversely impacted.
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
The gaming industry is characterized by an element of chance. Accordingly, CGP LLC’s casino properties employ theoretical win rates to estimate what a certain type of game, on average, will win or lose in the long run. In addition to the element of chance, theoretical win rates are also affected by the spread of table limits and factors that are beyond CGP LLC's control, such as a player’s skill and experience and behavior, the mix of games played, the financial resources of players, the volume of bets placed and the amount of time players spend gambling. As a result of the variability in these factors, the actual win rates at the casino may differ from the theoretical win rates and could result in the winnings of CGP LLC's gaming customers exceeding those anticipated. The variability of these factors, alone or in combination, have the potential to negatively impact our actual win rates, which may adversely affect CGP LLC's business, financial condition, results of operations and cash flows.
CGP LLC's casino operations extend credit to its customers and may not be able to collect gaming receivables from its credit players.
CGP LLC’s casino properties conduct their gaming activities on a credit basis as well as a cash basis, which credit is unsecured. Table games players typically are extended more credit than slot players, and high stakes players are typically extended more credit than patrons who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular quarter.
CGP LLC’s casino properties extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These receivables could have a significant impact on our results of operations if deemed uncollectible. While gaming debts are evidenced by a credit instrument, including what is commonly referred to as a "marker," and judgments on gaming debts are enforceable under the current laws of the jurisdictions in which we allow play on a credit basis and judgments in such jurisdictions on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the U.S. Constitution, other jurisdictions may determine that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations.
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
In recent years, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, CGP LLC's largest market, and competition has increased significantly. For example, SLS Las Vegas opened in August 2014 on the northern end of the Strip, and the Genting Group has announced plans to develop a casino and hotel called Resorts World Las Vegas, which is expected to open in 2017 on the northern end of the Strip. Also, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. MGM has announced plans for The Park, which includes a new retail and dining development on the land between New York-New York and Monte Carlo, a renovation of the Strip-front facades of both resorts and a new 20,000 seat indoor arena for sporting events and concerts operated by AEG. Construction of The Park and the arena is expected to be complete in 2016. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers, however, there are no details as to when or if these projects will be completed. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of CGP LLC's competitors have increased competition in many markets in which they operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect CGP LLC's financial performance.
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
CGP LLC’s casino properties may suffer damage to its property caused by a casualty loss (such as fire, natural disasters and acts of war or terrorism) that could severely disrupt its business or subject it to claims by third parties who are injured or harmed. Although CGP LLC maintains insurance (including property, casualty, terrorism and business interruption insurance), that insurance may be inadequate or unavailable to cover all of the risks to which its business and assets may be exposed. Should an uninsured loss or loss in excess of insured limits occur, it could have a significant adverse impact on CGP LLC’s operations and revenues.
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
Affiliates of Robert Earl license certain intellectual property relating to the operation of the Planet Hollywood Resort and Casino to Planet Hollywood. The license includes certain names and trademarks and the right to display certain memorabilia on the Planet Hollywood premises. Planet Hollywood has invested significant time and financing to establish its brand as a Hollywood-themed entertainment and non-gaming destination. The expiration or termination, or modification of the terms of this license may have a materially adverse effect on Planet Hollywood’s, and therefore CGP LLC's, business, financial conditions and operating results.
In addition, the Planet Hollywood brand is used by affiliates of Robert Earl in Hollywood-themed restaurants, hotels and shops around the United States and internationally. Any negative events associated with the use of the Planet Hollywood brand with these restaurants and shops may be out of CGP LLC's control, and may negatively impact the brand’s image for the Planet Hollywood casino, which could harm Planet Hollywood’s, therefore CGP LLC's, business and results of operations.
The Maryland Joint Venture adds additional risk that may result in a material adverse effect on CGP LLC's business, financial condition and operating results.
CGP LLC indirectly holds approximately 40.9% interest in the Maryland Joint Venture. While CGP LLC can influence the ownership of the Maryland Joint Venture through its equity ownership, CGP LLC relies on the other equity partners for providing certain funding for the Maryland Joint Venture and there can be no assurances that the other equity partners will provide sufficient funding, or any funding at all, if needed. The failure of other equity partners in the Maryland Joint Venture to provide the appropriate level of funding may result in a material adverse effect on CGP LLC's business, financial condition and operating results.

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

In addition, Caesars Entertainment may exercise the call right in its sole discretion, subject to meeting certain conditions, or Caesars Entertainment may decide to not exercise the call right for any reason whatsoever. Moreover, if Caesars Entertainment does not meet certain liquidity requirements, debt leverage ratio and other requirements, it will be unable to exercise the call right. The uncertainty as to the timing of the exercise of the call right, if at all, by Caesars Entertainment may adversely affect the trading value of our stock. See Item 13. Certain Relationships and Related Transactions, and Director Independence, and Director Independence.
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
Prior to the closing of the Rights Offering and our listing on the NASDAQ Global Select market on November 19, 2013, there had not been a public market for our Class A common stock. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market or how liquid that market might become. The Sponsors own approximately 66.0% of our Class A common stock and while the shares are eligible for resale, currently such shares are not available for the public market. As a result, our shares may be less liquid than the shares of other newly public companies or other public companies generally and there may be imbalances between supply and demand for our shares. As a result our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. If an active trading market does not develop, you may have difficulty selling any of our common stock that you buy. Consequently, you may not be able to sell our Class A common stock at prices equal to or greater than the price you paid.
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
Hamlet Holdings beneficially owns approximately 66.0% of our Class A common stock. Hamlet Holdings has the power to control our Board. Moreover, Hamlet Holdings has the ability to vote on any transaction that requires the approval of our Board or our stockholders, including the approval of significant corporate transactions such as mergers and the sale of substantially all of our assets. In addition, Hamlet Holdings, the members of which are comprised of three individuals affiliated with Apollo and two individuals affiliated with TPG, as of the date hereof beneficially owns approximately 61% of Caesars Entertainment’s common stock and controls Caesars Entertainment. As a result, even though an independent committee of the Board of Caesars Entertainment may make decisions with regard to development opportunities for CGP LLC, Hamlet Holdings is in a position to exert a significant influence over both of CAC and Caesars Entertainment and the direction of their business and operations.
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
We are a “controlled company” within the meaning of the NASDAQ Marketplace rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements.
Hamlet Holdings controls a majority of our voting Class A common stock. As a result, we are a "controlled company" within the meaning of the NASDAQ corporate governance standards. Under the NASDAQ Marketplace rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and we have elected not to comply with certain NASDAQ corporate governance requirements, including:

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
As a result of these exemptions, we do not have a majority of independent directors nor will our nominating and corporate governance and compensation committees consist entirely of independent directors and we are not required to have an annual performance evaluation of the nominating and corporate governance and compensation committees. Accordingly, a holder of our Class A common stock will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.
We are an “emerging growth company” and our possible election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our Class A common stock may be less attractive to investors.
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
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC and the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), which amended the Sarbanes-Oxley Act, among other federal laws, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. Dodd-Frank, signed into law on July 21, 2010, effects comprehensive changes to the regulation of financial services in the United States and will subject us to additional federal regulation. We cannot predict with any certainty the requirements of the regulations ultimately adopted or how Dodd-Frank and such regulations will impact the cost of compliance for a company with publicly traded common stock. We are currently evaluating and monitoring developments with respect to Dodd-Frank and other new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We also expect that being a company with publicly traded common stock, these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board, particularly to serve on our audit committee, and qualified executive officers.
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

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-K contains or may contain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," or "pursue," or the negative of these words or other words or expressions of similar meaning that may identify forward-looking statements and are found at various places throughout this Form 10-K. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, and future financial results, wherever they occur in this Form 10-K, are based on our current expectations about future events and are estimates reflecting the best judgment of CAC and CGP LLC’s management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.
Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified, and, consequently, the actual performance of CAC and CGP LLC may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described from time to time in the Company’s reports filed with the Securities and Exchange Commission (including the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained therein):

•
CAC and CGP LLC's dependence on Caesars Entertainment and its subsidiaries (including CES) to provide support and services, as well as CGP LLC's dependence on Caesars Entertainment’s and CES' senior management’s expertise and its participation in Caesars Entertainment’s Total Rewards loyalty program;

•	the effects of a default by Caesars Entertainment or CEOC on certain debt obligations;

•	Caesars Entertainment's interests may conflict with CAC and CGP LLC’s interests and may possibly keep all potential development opportunities for itself;

•	the adverse effects due to the bankruptcy filing of CEOC and certain of its subsidiaries;

•
the effects if a third-party successfully challenges Caesars Entertainment or its affiliates' ownership of, or right to use, the intellectual property owned or used by subsidiaries of Caesars Entertainment, which CIE and CGP LLC license for use in its businesses;

•	CIE's reliance on subsidiaries of Caesars Entertainment to obtain online gaming licenses in certain jurisdictions, such as New Jersey;

•	the difficulty of operating CGP LLC’s business separately from Caesars Entertainment and managing that process effectively could take up a significant amount of management’s time;

•	CGP LLC's business model and short operating history;

•
CGP LLC's ability to realize the anticipated benefits of current or potential future acquisitions, including the Transactions, and the ability to timely and cost-effectively integrate assets, including the properties being acquired in connection with the Asset Purchase Transactions, and companies that CGP LLC acquires into its operations;

•	the effect of any lawsuits against CAC, CGP LLC or CGPH related to the Transactions, the Merger Transaction and the Asset Purchase Transactions;

•	the Merger may not be consummated on the terms contemplated or at all;

•	the adverse effects of extensive governmental regulation and taxation policies, which are applicable to CGP LLC, are enforced;

•	the effects of local and national economic, credit and capital market conditions on the economy in general, and on the gaming industry in particular;

•	the sensitivity of CGP LLC's business to reductions in discretionary consumer spending;

•	the rapidly growing and changing industry in which CGP LLC operates, such as CIE's social and mobile games business and internet gaming business;

•	any failure to protect CGP LLC’s trademarks or other intellectual property, such as CIE's ownership of the WSOP trademark;

•	abnormal gaming holds ("gaming hold" is the amount of money that is retained by the casino from wagers by customers);

•	the effects of competition, including locations of competitors and operating and market competition, particularly the intense competition CGP LLC’s casino properties face in their respective markets;

•	the uncertainty surrounding whether CIE’s games, such as Slotomania, will retain their popularity;

•	CIE's reliance on a small portion of its total players for nearly all of its revenue from its social and mobile games;

•	CAC's ability to expand into international markets in light of additional business, regulatory, operational, financial and economic risks associated with such expansion;

•
evolving regulations concerning the social and mobile games industry as well as data privacy, including, but not limited to, the effect of U.S. and foreign laws, some of which are unsettled and still developing;

•	the low barriers to entry and intense competition of the social and mobile games industry could have adverse effect on CIE and CGP LLC;

•	evolving U.S. and foreign laws could subject CIE to claims and prevent CIE from providing its current games to players or to modify its games;

•
the effect on CGP LLC's business strategy if online real money gaming is not legalized in states other than Delaware, Nevada or New Jersey in the United States, is legalized in an unfavorable manner or is banned in the United States;

•
construction factors, including delays, increased costs of labor and materials, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues; and

•	political and economic uncertainty created by terrorist attacks and other acts of war or hostility.
Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. CAC and CGP LLC disclaim any obligation to update the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated or, if no date is stated, as of the date of this Form 10-K.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table sets forth information about our portfolio of casino properties and Social and Mobile Casino Gaming Studio space as of December 31, 2014:
Summary of Property Information

Property	Location	Type of Casino	Casino Space – Sq. Ft. (a)	Slot Machines (a)	Table Games (a)	Hotel Rooms & Suites (a)
Planet Hollywood Resort & Casino	Las Vegas, NV	Land-based	64,500	1,100	90	2,500
The Cromwell	Las Vegas, NV	Land-based	28,100	450	60	188
The LINQ Hotel & Casino	Las Vegas, NV	Land-based	62,200	750	70	2,250 (b)
Bally's Las Vegas	Las Vegas, NV	Land-based	66,200	1,000	70	2,810
Harrah's New Orleans	New Orleans, LA	Land-based	125,100	1,750	140	450
Horseshoe Baltimore	Baltimore, MD	Land-based	122,000	2,500	150	—
Hot Spot Oasis	Las Vegas, NV	Land-based	1,000	15	—	—
_________________________
(a) Approximate.
(b) At December 31, 2014, 1,250 of these rooms were under renovation and not in service.
CAC and CGP LLC use space in the corporate offices of Caesars Entertainment for their corporate headquarters pursuant to a management services agreement with Caesars Entertainment.
We believe the space available for CAC and CGP LLC's businesses are adequate for their current needs. CAC and CGP LLC and its businesses will add new facilities and expand their existing facilities as they add employees and expand their markets, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of CGP LLC's operations.
Caesars Interactive Entertainment, Inc.
CIE uses space in the corporate offices of Caesars Entertainment for its corporate headquarters pursuant to a shared services agreement with Caesars Entertainment. CIE has studio and research and development locations throughout the United States, Israel, Canada, the Ukraine and Belarus.
Planet Hollywood Resort & Casino
The Planet Hollywood complex occupies a 35-acre site located on the east side of the Las Vegas Strip which includes approximately 17.5 acres of owned land. Planet Hollywood is party to reciprocal use easements and agreements with third parties governing the operation and maintenance of the hotel, the casino and other amenities and facilities that are part of, or adjoining to, the complex, including the Miracle Mile Shops, the timeshare tower, the parking facility and other common plaza areas and utility services from the central utility plant. The central utility plant, which provides hot and cold water and emergency power to the Planet Hollywood complex, is owned by a third-party and Planet Hollywood leases the land on which the central utility plant is located to such third-party for a nominal yearly rent.
Planet Hollywood includes a 2,500-room hotel, and a 64,500 square foot casino featuring approximately 1,100 slot machines and 90 table games. The facility also has food and beverage outlets, an outdoor pool area and a spa that is leased to a third party.
Planet Hollywood also features over 80,000 square feet of convention, trade show and meeting facilities, including a main ballroom, pre-function space, breakout space in separate rooms, a theater which is owned by Planet Hollywood and has a booking and marketing relationship with Live Nation, the world’s largest concert promoter. This theater, called The AXIS, is used for award shows and live music events.
The Cromwell
The Cromwell, a boutique “lifestyle” hotel and casino, is located at the heart of the Las Vegas Strip. The Cromwell features 188 luxury hotel rooms, the GIADA restaurant, a 28,100 square foot casino featuring approximately 450 slot machines and 60 table games, and a rooftop indoor/outdoor dayclub/nightclub called Drai's.
The LINQ Hotel & Casino
The LINQ Hotel & Casino (formerly known as "The Quad") is located on the Las Vegas Strip next to The LINQ Promenade, an outdoor retail and dining area. In 2012, the Imperial Palace was re-named to The Quad as part of an initial renovation to upgrade the complex concurrently with the development of The LINQ Promenade. The LINQ Hotel & Casino is currently undergoing a second renovation which is expected to be complete in the first half of 2015. On October 30, 2014, The

Quad was re-branded and re-opened as The LINQ Hotel & Casino featuring approximately 1,000 rooms, a 62,200 square foot casino with approximately 750 slot machines and 70 table games, several bars and restaurants as well as entertainment offerings. In the first half of 2015, we expect to open the hotel's remaining 1,250 rooms, a re-imagined pool deck offering two pools and a day club experience, a new spa and fitness center, and conference and meeting space.
Bally's Las Vegas
Bally's Las Vegas is located on the Las Vegas Strip. The property features approximately 2,810 rooms and suites, a 66,200 square foot casino featuring approximately 1,000 slot machines and 70 table games, eight restaurants, an Olympic-sized pool, a spa and salon, and retail shopping. In December 2013, the property completed the renovation to its south hotel tower, which has been rebranded as the Jubilee Tower. The Grand Bazaar, which is not owned by the Company or its subsidiaries, soft-opened to the public in February 2015 with the grand opening officially set for Spring 2015 in the space directly in front of Bally’s Las Vegas.
Bally’s Las Vegas benefits from its large convention business which it shares with Paris Las Vegas. Bally’s Las Vegas, having approximately 167,500 square feet of conference and meeting space, combined with Paris Las Vegas, having approximately 117,000 square feet of conference and meeting space, is the largest conference and meeting facility within Caesars Entertainment’s network of properties.
Harrah's New Orleans
Harrah's New Orleans is a French-themed resort and casino in New Orleans, Louisiana and is located blocks from the French Quarter, the Mississippi Riverfront and convention center in New Orleans. The property features approximately 450 rooms and suites, a 125,100 square foot casino featuring approximately 1,750 slot machines and 140 table games, restaurants and bars, as well as the Masquerade nightclub. In addition, the Fulton Street Promenade, a pedestrian promenade featuring dining and outdoor concerts, lies just outside Harrah’s New Orleans and is available for outdoor functions.
Horseshoe Baltimore
Horseshoe Baltimore opened in August 2014 and is a 122,000 square foot casino which includes 2,500 slots, 150 table games and a WSOP-branded poker room. The entertainment complex includes a multi-level entertainment venue and signature restaurants.
Item 3. Legal Proceedings
From time to time, CAC, Predecessor Growth Partners or CGP LLC may be subject to legal proceedings and claims in the ordinary course of business.
Horseshoe Baltimore
Multiple lawsuits have been filed against CBAC Gaming, LLC and CBAC Borrower, LLC ("CBAC"), the City of Baltimore, the Maryland Department of the Environment (“MDE”) and other parties in relation to the proposed location and the development of Horseshoe Baltimore. These cases allege violations of various environmental laws, violations of zoning laws and public nuisance, among other claims. Although CAC, Predecessor Growth Partners and CGP LLC believe that they have adequate defenses to these claims, an adverse judgment could result in additional costs, delays in construction, or injunctions.
In November 2012, the MDE granted approval of the Maryland Joint Venture’s amended response action plan ("RAP") under MDE’s Voluntary Cleanup Program that named the Maryland Joint Venture, rather than the City of Baltimore, as the party that will implement the RAP and redevelop the proposed location of Horseshoe Baltimore. On February 20, 2013, a group of local residents working with the non-profit Inner Harbor Stewardship Foundation (the "Foundation") filed a complaint in the Maryland Circuit Court challenging the legality of the MDE’s approval of the amended RAP. In the case, known as Ruth Sherrill, et al. v. State of Maryland Department of the Environment, et al., the plaintiffs claimed that the amended RAP was approved without complying with the public notice and participation requirements of Maryland law. The plaintiffs sought additional public notice and participation, and to obtain an injunction on, among other things, any construction activities at the site pending the resolution of the case. On March 14, 2013, the court denied the plaintiffs’ motion for a Temporary Restraining Order and Preliminary Injunction ("TRO"). The plaintiffs’ appeal of the TRO ruling was dismissed. On April 22, 2013, the plaintiffs filed an amended complaint adding a public nuisance claim to their original complaint. The defendants filed motions to dismiss the plaintiffs’ amended complaint and a hearing was held on June 14, 2013. The amended complaint was dismissed on November 6, 2013. The plaintiffs filed a notice of appeal on December 6, 2013 and oral argument occurred on October 3, 2014. No decision has been issued from the appellate court.
The plaintiffs issued a notice of intent to file a citizen suit under 42 U.S.C. §§ 6972(a)(1)(A) and (a)(1)(B) of the Resource Conservation and Recovery Act. This notice of intent indicated an intention to sue CBAC, the City of Baltimore, Whiting-Turner, the general contractor for the construction of the Horseshoe Baltimore Casino, and the Maryland Chemical Company, the former owner and operator of the site. The citizen suit was filed on September 19, 2013, but did not name

Whiting-Turner. The defendants filed motions to dismiss on October 15, 2013 for lack of subject matter jurisdiction and failure to state a claim to which plaintiffs responded on November 1, 2013. The motions to dismiss were granted on July 16, 2014. An appeal was noted on August 13, 2014. Oral argument is scheduled before the 4th Circuit on March 25, 2015.
The decision of the Board of Municipal Zoning Appeals to grant variances for the site for Horseshoe Baltimore was appealed by separate parties on the basis of alleged procedural irregularities. The appeals were dismissed for lack of standing on October 11, 2013 and no appeal of that decision was timely filed.
On August 1, 2013, ten individuals claiming to represent a class of similarly situated individuals filed a complaint in the U.S. District Court for the Northern District of Maryland against the Maryland Department of the Environment, the City of Baltimore, the U.S. Environmental Protection Agency, CBAC Gaming, LLC ("CBAC Gaming"), Whiting-Turner Contracting Company and Urban Green Environmental, LLC. The 11 count complaint alleged that the RAP for the proposed location of Horseshoe Baltimore is inadequate and approved without appropriate public participation. The plaintiffs seek declaratory and injunctive relief, compensatory and punitive damages, and claim violations of civil rights laws and the Clean Water Act, civil conspiracy, and a variety of torts. The plaintiffs also sought a temporary restraining order, which the District Court denied on August 9, 2013. The plaintiffs amended their complaint on November 15, 2013 and again on December 26, 2013, adding 44 new plaintiffs and naming MDE, the Secretary of MDE, the City of Baltimore, the Mayor of the City of Baltimore, the Baltimore Development Corporation, and CBAC Gaming and CBAC Borrower LLC ("CBAC Borrower") as defendants. The defendants filed motions to dismiss on January 27, 2014 and the plaintiffs filed their oppositions on February 28, 2014. The case was dismissed on May 16, 2014 and no appeal was filed.
From time to time, the City of Baltimore may be subject to legal proceedings asserting claims related to the site. CBAC, Predecessor Growth Partners and CGP LLC have not been named as parties to these proceedings.
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
Two residents of Baltimore City filed suit on May 20, 2013 against the City of Baltimore, as owner of the site, alleging that the City of Baltimore was in violation of Maryland water pollution laws as a result of groundwater contamination alleged to be migrating from the site. The City of Baltimore was served with the complaint on June 12, 2013. An amended complaint was filed on July 19, 2013, which the City of Baltimore moved to dismiss on August 6, 2013. The plaintiffs dismissed the complaint without prejudice on September 12, 2013.
CAC-CEC Merger
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the “Nevada Lawsuit”) in the Clark County District Court in the State of Nevada against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan, and David Sambur (the individual defendants collectively, the “CAC Directors”). The Nevada Lawsuit alleges claims for breach of fiduciary duty against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) a declaration that the claim for breach of fiduciary duty is a proper class action claim; (2) to order the CAC Directors to fulfill their fiduciary duties to CAC in connection with the proposed merger between CAC and CEC announced on December 22, 2014 (the “Proposed Merger”), specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors’ personal interests and their fiduciary duties to maximize shareholder value in the Proposed Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (3) to order the CAC Directors to account for all damages suffered or to be suffered by the plaintiff and the putative class as a result of the Proposed Merger; and (4) to award the plaintiff for his costs and attorneys’ fees. It is unclear whether the Nevada Lawsuit also seeks to enjoin the Proposed Merger. CAC and the CAC Directors believe this lawsuit is without merit and will defend themselves vigorously. The deadline to respond to the Nevada Lawsuit has been indefinitely extended by agreement of the parties.
CEOC Bondholder Litigation
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, the Company, CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys’ fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. No decision on that motion has yet been issued. The parties agreed to stay discovery until a decision on the motion to dismiss is entered. During the Chapter 11 process, the action has been automatically stayed with respect to CEOC. On March 12, 2015, CEOC filed an adversary proceeding requesting the bankruptcy court to issue an order staying this case as to all claims against all defendants, including CAC and CGP LLC.
On August 5, 2014, CEC, along with CEOC, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against certain institutional first and second lien note holders. The complaint states that such institutional first and second lien note holders have acted against the best interests of CEOC and other creditors, including for the purpose of inflating the value of their credit default swap positions or improving other unique securities positions. The complaint asserts claims for tortious interference with prospective economic advantage, declaratory judgment and breach of contract and seeks, among other things, (1) money damages; (2) a declaration that no default or event of default has occurred or is occurring and CEC and CEOC have not breached their fiduciary duties or engaged in fraudulent transfers or other violation of law; and (3) a preliminary and permanent injunction prohibiting the defendants from taking further actions to damage CEC or CEOC. Defendants filed motions to dismiss this action in October 2014. The issue has now been fully briefed, and oral argument has been adjourned by agreement of the parties pending a decision by the Delaware Chancery Court on the motion to dismiss filed in the First Lien Lawsuit (described below). The parties have agreed to stay discovery until a decision on the motion to dismiss is issued in this action. CAC and CGP LLC are not parties to this lawsuit.
On September 3, 2014, holders of approximately $21 million of CEOC Senior Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Notes (on the other hand) impaired their own rights under the Senior Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Unsecured Note Lawsuits") have been assigned to the same judge. CEC and CEOC’s motion to dismiss both complaints was denied in substantial part by the court. Although the claims against CEOC have been automatically stayed during the Chapter 11 process, discovery has begun with respect to the plaintiffs' claims against CEC. CAC and CGP LLC are not party to these lawsuits.
On March 12, 2015, CEOC filed an adversary proceeding requesting the bankruptcy court to issue an order staying this case as to all claims against all defendants.
On November 25, 2014, UMB Bank, as successor indenture trustee for CEOC's 8.5% senior secured notes due 2020, filed a verified complaint ("the "First Lien Lawsuit") in Delaware Chancery Court against CEC, CEOC, CERP, the Company, CGP LLC, CES, and against individual, past and present members of the CEC and CEOC Boards of Directors, Gary Loveman, Jeffrey Benjamin, David Bonderman, Kelvin Davis, Eric Press, Marc Rowan, David Sambur, Eric Hession, Donald Colvin, Fred Kleisner, Lynn Swann, Chris Williams, Jeffrey Housenbold, Michael Cohen, Ronen Stauber, and Steven Winograd, alleging generally that defendants have improperly stripped CEOC of prized assets, have wrongfully affected a release of a CEC parental guarantee of CEOC debt and have committed other wrongs. Among other things, UMB Bank has asked the court to appoint a receiver over CEOC and seeks accelerated discovery and an expedited trial on that receivership cause of action.  In addition to seeking appointment of a receiver over CEOC, the First Lien Lawsuit pleads claims for alleged fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary and equitable as well as declaratory relief. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. All of the defendants have moved to dismiss the lawsuit, and that motion has been fully briefed. In addition, this lawsuit has been automatically stayed with respect to CEOC during the Chapter 11 process and, pursuant to the Third Amended and Restated Restructuring Support and Forbearance Agreement, dated as of January 14, 2015 (the “RSA”), has been subject to a consensual stay for all parties since CEOC’s filing for Chapter 11. The consensual stay will expire upon the termination of the RSA.
On March 3, 2015, BOKF, N.A. filed a lawsuit (the "BOKF Lawsuit") against CEC in the United States District Court for the Southern District of New York in its capacity as successor indenture trustee for CEOC’s 12.75% Second-Priority Notes.  The plaintiff alleges that CEOC’s filing of a voluntary Chapter 11 bankruptcy petition on January 15, 2015 constituted an event of default under the relevant indenture that caused all principal and interest owed on the 12.75% Second-Priority Notes to become immediately due and payable; that a provision in the indenture pursuant to which CEC guaranteed CEOC’s obligations on the 12.75% Second-Priority Notes is valid, binding, and enforceable; and that CEC is indebted to BOKF, N.A. for all principal, interest, and other amounts due and owing on the 12.75% Second-Priority Notes. Based on these allegations, the plaintiff brings claims for the violation of the Trust Indenture Act of 1939, breach of contract, intentional interference with contractual relations, breach of the duty of good faith and fair dealing, and declaratory relief. CEC has not yet been served with process in this case. CAC and CGP LLC are not parties to this lawsuit. On March 12, 2015, CEOC filed an adversary proceeding requesting the bankruptcy court to issue an order staying this case as to all claims against all defendants.
We believe that the claims and demands described above against CAC and CGP LLC in the First Lien Lawsuit and Second Lien Lawsuit are without merit and intend to defend ourselves vigorously. For the First Lien Lawsuit and Second Lien Lawsuit, at the present time, we believe it is not probable that a material loss will result from the outcome of these matters. However, given the uncertainty of litigation, combined with the fact that the matters are each in their very preliminary stages and discovery has not yet progressed in any of them, we cannot provide assurance as to the outcome of these matters or of the range of potential losses should the matters ultimately be resolved against us. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC, which we believe these matters would likely be long and protracted, and were a court to find in favor of the claimants in the First Lien Lawsuit or the Second Lien Lawsuit, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
National Retirement Fund
In January 2015, the National Retirement Fund (“NRF”), a multi-employer defined benefit pension plan, voted to expel Caesars Entertainment and its participating subsidiaries (“CEC Group”) from the plan. NRF claims that CEOC’s bankruptcy presents an “actuarial risk” to the plan because, depending on the outcome of the bankruptcy proceeding, Caesars Entertainment might no longer be liable to the plan for any partial or complete withdrawal liability. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million. Caesars Entertainment vigorously disputes NRF’s legal and contractual authority to take such action and will challenge NRF’s actions in the appropriate legal forums. Certain employees at a laundry facility in Las Vegas owned by CGP LLC are participants in this pension plan.
Other Matters
In recent years, governmental authorities have been increasingly focused on anti-money laundering ("AML") policies and procedures, with a particular focus on the gaming industry. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. On October 11, 2013, a subsidiary of CEC received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury ("FinCEN"), stating that FinCEN is investigating the Company’s subsidiary, Desert Palace, Inc. (the owner of Caesars Palace), for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. CEC responded to FinCEN's letter on January 13, 2014. Additionally, CEC has been informed that a federal grand jury investigation regarding CEC's anti-money laundering practices and procedures is ongoing. CEC is fully cooperating with both the FinCEN and grand jury investigations. Casino properties owned by subsidiaries of CGP LLC are managed by subsidiaries of CEC.
The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our consolidated financial position, results of operations, or cash flows, as we do not believe it is reasonably possible that we will incur material losses as a result of such litigation.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Company’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Effective November 19, 2013, as the result of the Rights Offering, our Class A common stock trades on the NASDAQ Global Select Market under the symbol "CACQ." Prior to that date, there was no public trading market for our Class A common stock. The following table sets forth the high and low intra-day sales price per share of our Class A common stock on the NASDAQ Global Select Market for indicated periods.

	High	Low
Fiscal Year Ended December 31, 2013:
Fourth Quarter (from November 19, 2013)	$12.42	$10.34

Fiscal Year Ended December 31, 2014:
First Quarter	$16.98	$11.53
Second Quarter	14.45	10.80
Third Quarter	12.45	9.45
Fourth Quarter	10.90	8.34
As of March 12, 2015, there were 136,386,894 shares of common stock issued and outstanding that were held by 92 stockholders of record.
Dividends
We did not pay any cash dividends in the period from our date of incorporation (February 25, 2013) through December 31, 2014. We currently do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.
Unregistered Sales of Equity Securities
There have not been any sales by the Company of equity securities in the period from our date of incorporation (February 25, 2013) through December 31, 2014 that have not been registered under the Securities Act.
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

(ii)	Affiliates of Apollo and affiliates of TPG exercised their basic subscription rights in full and purchased $457.8 million worth of CAC's Class A common stock at a price of $8.64 per whole share;

(iii)	CAC used the proceeds from the exercise of the basic subscription rights in clause (ii) above to purchase 100% of the voting units of CGP LLC;

(iv)	CGP LLC subsequently used $360.0 million of the proceeds received from CAC in clause (iii) above to purchase from CEOC the Purchased Assets:

a.	the equity interests of PHWLV, which holds the Planet Hollywood Resort & Casino in Las Vegas;

b.	the Maryland Joint Venture, the entity that indirectly holds interests in the owner of the Horseshoe Baltimore in Maryland, a licensed casino which opened in August 2014; and

c.	a 50% interest in the management fee revenues of PHW Manager, which manages Planet Hollywood, and Caesars Baltimore Management Company LLC, which manages the Horseshoe Baltimore.

(v)
Caesars Entertainment contributed all of the shares of CIE's outstanding common stock held by a subsidiary of Caesars Entertainment and approximately $1.1 billion in aggregate principal amount of CEOC Notes to CGP LLC, in exchange for all of CGP LLC's non-voting units.

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
On May 5, 2014, CGPH, an indirect, wholly-owned subsidiary of CGP LLC, used $565.9 million of proceeds to acquire through one or more subsidiaries (i) The Cromwell, The LINQ Hotel & Casino, and Bally’s Las Vegas, (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreements entered between a property manager and the owners of each of these properties, and (iii) certain intellectual property that is specific to each of these properties. See Note 1 — Description of Business and Summary of Significant Accounting Policies in the CAC Notes to audited financial statements included in Item 8. Financial Statements and Supplementary Data of this annual report.
Share Repurchases
The Company did not repurchase shares of our common stock during the year ended December 31, 2014 or 2013.
Performance Graph
The graph depicted below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Stock Index (“S&P 500”), the NASDAQ Composite Index, the NASDAQ Internet Index (“QNET”), and the Dow Jones U.S. Gambling Total Stock Market Index (“Dow Jones U.S. Gambling”) for the period beginning on November 19, 2013 (the date our common stock commenced trading on the NASDAQ Global Select Market) and ending on December 31, 2014. NASDAQ OMX furnished the data. The performance graph assumes a $100 investment in our stock and each of the four indices, respectively, on November 19, 2013, and that all dividends were reinvested. Stock price performance, presented for the period from November 19, 2013 to December 31, 2014, is not necessarily indicative of future results.

	November 19, 2013	December 31, 2013	December 31, 2014
CACQ	$100.00	$109.14	$93.30
S&P 500	100.00	103.63	117.81
Dow Jones U.S. Gambling	100.00	115.75	96.02
NASDAQ	100.00	106.34	122.02
QNET	100.00	108.46	107.32
The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act or the Exchange Act, unless we specifically incorporate the performance graph by reference therein.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Vesting of Shares	Weighted-average exercise price (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (a)	2,264,909	$9.53	596,198
Equity compensation plans not approved by security holders (b)	(b)	—	(b)
_________________________

(a)
Shares granted pursuant to the Caesars Acquisition Company 2014 Performance Incentive Plan as described in Note 8 — Stock-based Compensation contained in the CAC Audited Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K.

(b)
A variable number of shares of CAC common stock with a maximum value of $25.0 million may be delivered pursuant to the CAC Equity-Based Compensation Plan for CEC Employees for officers and employees of CEC and its subsidiaries, as well as certain other individual consultants and advisers of the Company and its subsidiaries (the "Equity Plan") as described in Note 10 — Related Party Transactions contained in the CAC Audited Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K. Shares of CAC common stock valued at $8.3 million were issued during fiscal 2014 pursuant to the Equity Plan.

(c) Restricted stock unit awards do not have an exercise price and therefore are not included in the calculation of the weighted-average exercise price.
CAC also holds all of the voting units in CGP LLC but does not consolidate CGP LLC into its financial statements. CGP LLC's equity compensation plans are described in Note 15 — Stock-based Compensation and Employee Benefit Plans contained in the CGP LLC Audited Financial Statements included in Exhibit 99.1 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data
The following table presents financial data of CAC and combined financial data of the assets and entities that were acquired by or contributed to CGP LLC in the Transactions, the Acquired Properties Transaction and the Harrah's Transaction. Periods prior to the Transactions are referred to in the aggregate as Predecessor Growth Partners, which is considered to be the predecessor to CAC. The combined financial data of Predecessor Growth Partners is presented as if those businesses and assets acquired in the Transactions, the Acquired Properties Transaction and the Harrah's Transaction were combined into one reporting entity for the periods presented, and have been derived from the historical accounting records of Caesars Entertainment.
The historical financial data of CAC and Predecessor Growth Partners should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the audited financial statements and related notes of CAC and Predecessor Growth Partners included elsewhere in this Form 10-K.

	Caesars Acquisition Company		Predecessor Growth Partners (1)
(In millions, except per share data)	Year Ended December 31, 2014	February 25 Through December 31, 2013	January 1 Through October 21, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Statements of Operations
Revenues
Interactive Entertainment	$—	$—	$242.6	$207.7	$66.5
Casino Properties and Developments	—	—	835.6	1,081.2	1,113.5
Net revenues	—	—	1,078.2	1,288.9	1,180.0
Operating expenses
Interactive Entertainment - Direct	—	—	72.5	62.6	16.3
Casino Properties and Developments - Direct	—	—	399.8	532.4	537.2
Property, general, administrative and other	25.4	0.4	333.1	360.4	313.0
Write-downs, reserves and project opening costs, net of recoveries	—	—	15.6	8.4	1.3
Management fees to related parties	—	—	14.2	16.1	16.1
Depreciation and amortization	—	—	80.5	92.0	86.5
Change in fair value of contingent consideration	—	—	50.0	—	—
Total operating expenses	25.4	0.4	965.7	1,071.9	970.4
Income from equity method investment in Caesars Growth Partners, LLC	79.4	7.3	N/A	N/A	N/A
Income from operations	54.0	6.9	112.5	217.0	209.6
Interest expense, net of interest capitalized	—	—	(61.0)	(55.8)	(50.9)
Interest income - related party	—	—	138.5	145.1	123.7
Loss on extinguishment of debt	—	—	(0.7)	—	(2.6)
Other income/(expense), net	—	—	0.5	1.9	(0.2)
Income before provision for income taxes	54.0	6.9	189.8	308.2	279.6
Provision for income taxes	(39.4)	(2.4)	(68.0)	(108.5)	(82.9)
Net income	14.6	4.5	121.8	199.7	196.7
Less: net loss/(income) attributable to non-controlling interests	—	—	5.1	(0.6)	(8.0)
Net income attributable to CAC and Predecessor Growth Partners, respectively	$14.6	$4.5	$126.9	$199.1	$188.7

Common Stock Data
Earnings per share - basic and diluted	$0.11	$0.19

Balance Sheet Data (at period end)
Total assets	$1,059.3	$1,155.3		$3,979.8	$3,464.9
Total debt (2)	—	—		876.1	726.7
Equity	1,023.1	1,153.4		2,573.4	2,355.2
_________________________

(1)
Results were recasted to present the Acquired Properties Transaction and the Harrah's Transaction as if those businesses and assets acquired were combined into one reporting entity for the periods presented, and have been derived from the historical accounting records of Caesars Entertainment.

(2)	Total debt is comprised of third-party debt, debt to related party and convertible notes issued to related party.

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

	Caesars Growth Partners, LLC
(In millions)	Year Ended December 31, 2014	October 22 Through December 31, 2013 (1)
Statements of Operations
Revenues
Interactive Entertainment	$586.8	$74.0
Casino Properties and Developments	1,280.8	203.2
Net revenues	1,867.6	277.2
Operating expenses
Interactive Entertainment - Direct	166.1	22.3
Casino Properties and Developments - Direct	638.3	97.8
Property, general, administrative and other	719.2	124.1
Write-downs, reserves and project opening costs, net of recoveries	53.1	3.9
Management fees to related parties	37.0	2.2
Depreciation and amortization	143.0	21.1
Impairment of goodwill	147.5	—
Change in fair value of contingently issuable non-voting membership units	38.7	138.7
Change in fair value of contingent consideration	32.7	2.9
Total operating expenses	1,975.6	413.0
Loss from operations	(108.0)	(135.8)
Interest expense, net of interest capitalized	(172.9)	(16.3)
Interest income	1.0	—
Interest income - related party	119.2	35.8
Impairment of investment in notes from related party	(63.5)	—
Gain on sale of investment in notes from related party	99.4	—
Loss on extinguishment of debt	(23.8)	(0.9)
Other expense, net	(0.1)	—
Loss from continuing operations before provision for income taxes	(148.7)	(117.2)
Provision for income taxes	(48.9)	(7.1)
Net loss from continuing operations	(197.6)	(124.3)
Discontinued operations
Loss from discontinued operations, including $1.4 million of gain on disposal during 2014	(15.7)	(0.4)
Benefit from income taxes related to discontinued operations	0.1	—
Net loss from discontinued operations	(15.6)	(0.4)
Net loss	(213.2)	(124.7)
Less: net loss attributable to non-controlling interests	33.0	4.6
Net loss attributable to Caesars Growth Partners, LLC	$(180.2)	$(120.1)

Balance Sheet Data (at period end)
Total assets	$4,594.3	$5,446.8
Total debt (2)	2,365.6	1,110.3
Equity	1,303.8	3,461.1
_________________________

(1)
Results were recasted to present the Acquired Properties Transaction and the Harrah's Transaction as if those businesses and assets acquired were consolidated into one reporting entity for the periods presented, and have been derived from the historical accounting records of Caesars Entertainment.

(2)	Total debt is comprised of third-party debt, debt to related party and convertible notes issued to related party.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with, and is qualified in its entirety by, the audited financial statements and the notes thereto of CAC, Predecessor Growth Partners and CGP LLC (all as defined below), and other financial information included elsewhere in this Form 10-K. Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. See Item 1A. Risk Factors — CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 of this Form 10-K.
Basis of Presentation and Discussion
Caesars Acquisition Company was incorporated under the laws of the State of Delaware on February 25, 2013 and was formed to own 100% of the voting membership units in CGP LLC, a joint venture between CAC and subsidiaries of CEC. On October 21, 2013, the joint venture was formed through the execution of the series of Transactions described in Note 1 — Description of Business and Summary of Significant Accounting Policies to the CAC financial statements. Following consummation of the Transactions, CAC serves as CGP LLC’s managing member and sole holder of all of its outstanding voting units, and subsidiaries of Caesars Entertainment hold all of CGP LLC’s outstanding non-voting units. However, based upon the structure of CGP LLC and the related economics, CGP LLC has been determined to be a variable interest entity of which Caesars Entertainment is the primary beneficiary. Therefore, CAC does not consolidate CGP LLC into its financial statements. Instead, CAC accounts for its investment in CGP LLC using a balance sheet approach to the equity method of accounting, referred to as hypothetical liquidation at book value ("HLBV") accounting.
CAC's primary asset is its membership interest in CGP LLC. The assets and entities that were acquired by or contributed to CGP LLC in connection with the Transactions (referred to in the aggregate as Predecessor Growth Partners) are considered to be the predecessor to CAC. The combined historical financial statements of Predecessor Growth Partners have been prepared on a stand-alone basis and, as the Transactions, the Acquired Properties Transaction and the Harrah's Transaction are considered to be a reorganization of entities under common control, have been derived from the historical accounting records and consolidated financial statements of Caesars Entertainment. The combined historical financial statements reflect the financial position, results of operations and cash flows of the businesses and assets contributed to or acquired by CGP LLC in the Transactions, the Acquired Properties Transaction and the Harrah's Transaction described previously as if those businesses were combined into a single reporting entity for all periods presented.
In addition to the financial statements of Predecessor Growth Partners, we have also presented financial statements of CGP LLC for the period subsequent to the Transactions pursuant to Rule 3-09 of Regulation S-X, as CGP LLC represents a significant equity method investment of CAC. As the basis of presentation for all items other than income taxes, non-controlling interests and senior notes returned to Caesars Entertainment related to the subscription right restoration is the same between Predecessor Growth Partners and CGP LLC, and because we believe that the full year 2014 and 2013 information compared with the full year 2012 information for CAC's investment in CGP LLC is material to investors in CAC, we have presented information for both CGP LLC and Predecessor Growth Partners in this management's discussion and analysis of financial condition and results of operations.
Proposed Merger of CAC with CEC
On December 21, 2014, the Company and CEC entered into a Merger Agreement pursuant to which, among other things, CAC will merge with and into CEC, with CEC as the surviving company.
Pursuant to the terms of the merger agreement, and subject to the overall restructuring of CEOC, regulatory approval and other closing conditions, upon consummation of the Merger, each share of class A common stock, par value $0.001 per share, of CAC issued and outstanding immediately prior to the effective time of the Merger will be converted into, and become exchangeable for, that number of shares of CEC common stock, par value $0.01 per share, equal to 0.664 (the “Exchange Ratio”), provided that during the Adjustment Period (as described below), the CAC Special Committee and the CEC Special Committee, each composed solely of independent directors, will determine if there should be an adjustment to the Exchange Ratio and the amount of any such adjustment, taking into consideration all relevant facts and circumstances affecting the intrinsic value of CAC and CEC. The Adjustment Period is the 14 day period beginning on the later of (i) the date that the CEOC restructuring plan is confirmed and (ii) the date that both CAC and CEC confirm that their respective independent financial advisors have received all information as may be reasonably necessary or advisable in order to render a fairness opinion concerning the Exchange Ratio. If at the end of the Adjustment Period, the CAC Special Committee and the CEC Special Committee have not agreed to an adjustment to the Exchange Ratio, there will not be an adjustment to the Exchange Ratio. Within five business days following the end of the Adjustment Period, either CAC or CEC may terminate the Merger Agreement if (a) the CAC Special Committee and the CEC Special Committee cannot agree on an Exchange Ratio adjustment and a failure to terminate the Merger Agreement would be inconsistent with their respective directors’ fiduciary duties or (b) the CAC Special Committee or the CEC Special Committee, as applicable, has not received an opinion of its respective financial advisor that the Exchange Ratio (as adjusted, if applicable) is fair, from a financial point of view to CAC and its public stockholders or CEC, as applicable.

Under the Merger Agreement, CEC has agreed to use reasonable best efforts to (i) cause the implementation of the restructuring of certain of CEC’s subsidiaries as contemplated by that certain Restructuring Support and Forbearance Agreement, dated as of December 19, 2014, among CEOC, CEC, LeverageSource III (H Holdings), L.P., LeverageSource V, L.P. and each of the holders of first lien bond claims party thereto and (ii) consult with CAC regarding certain additional actions in connection with the bankruptcy filing contemplated by the Restructuring Support Agreement if CEC determines, in its reasonable discretion, that such additional actions could reasonably be expected to be materially adverse to CAC.
CAESARS ACQUISITION COMPANY
Operating Results
Income from Equity Method Investment
For the year ended December 31, 2014 and the period from October 22 through December 31, 2013, CAC recognized $79.4 million and $7.3 million, respectively, of income before tax from its equity method investment in CGP LLC, which equals the amount of income that CAC was entitled to under its minimum guaranteed return. The minimum guaranteed return for 2014 includes return earned on capital deployed in connection with the May 2014 acquisitions of Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell by indirect subsidiaries of CGP LLC. This also reflects a reduction in the amount of deployed capital upon which such return is earned, equal to the fair value of senior notes distributed from CGP LLC to CAC on August 6, 2014.
Other Expenses
In addition to its income from equity method investment, CAC incurred direct expenses of $25.4 million and $0.4 million for the year ended December 31, 2014 and the period from October 22 through December 31, 2013, respectively, primarily related to professional services fees, mainly for the preparation for the Acquired Properties Transaction and Harrah’s Transaction, as well as general liability insurance, licenses and fees.
Provision for Income Taxes
The provision for income taxes for the year ended December 31, 2014 and the period from October 22 through December 31, 2013 was $39.4 million and $2.4 million, respectively. The effective tax rates for December 31, 2014 and 2013 are 73.0% and 34.8%, respectively. The increase in the effective tax rate for 2014 is primarily due to an increase in the valuation allowance against the deferred tax assets related to the investment in notes from related party.
Liquidity and Capital Resources
On October 21, 2013, the equity of CAC was made available via a subscription Rights Offering to the shareholders of Caesars Entertainment as of October 17, 2013, and affiliates of Apollo and affiliates of TPG exercised their basic subscription rights in full to purchase $457.8 million worth of CAC's Class A common stock at a price of $8.64 per whole share. The closing of the Rights Offering for subscription rights not previously exercised by the Sponsors, and for any over-subscription privileges including over-subscription rights exercised by the Sponsors, occurred on November 18, 2013. CAC received aggregate gross proceeds from the Rights Offering of approximately $1,173.1 million. CAC used the proceeds to purchase 100% of the voting units of CGP LLC.
Capital Spending
CAC has not incurred, nor is it expected to incur, material capital expenditures in the normal course of business or to pursue acquisition opportunities other than through CGP LLC. See Liquidity and Capital Resources for CGP LLC and Predecessor Growth Partners.
Capital Resources
CAC's primary source of funds is distributions from CGP LLC. To the extent that CAC requires additional funds, CAC may borrow funds or issue additional equity. However, as CAC does not have operations of its own, it is expected that CAC will not have a significant need for additional liquidity.
CAC's expenses incurred in the normal course of business, including income tax obligations, are paid by CGP LLC on behalf of CAC pursuant to the CGP Operating Agreement. These transactions are accounted for as distributions from CGP LLC to CAC.
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
Following October 21, 2018 and until April 21, 2022, our Board of Directors will have the right to cause a liquidation of CGP LLC, including the sale or winding up of CGP LLC, or other monetization of all of its assets and the distribution of the proceeds remaining after satisfaction of all liabilities of CGP LLC to the holders of CGP LLC's units according to the terms of the CGP Operating Agreement. On April 21, 2022 (unless otherwise agreed by Caesars Entertainment and CAC), if our Board has not previously exercised its liquidation right, the CGP Operating Agreement provides that CGP LLC shall, and our Board shall cause CGP LLC to effect a liquidation. The conditions upon which the call right may be exercised, the distribution waterfall for net cash and other assets upon a liquidation, and other information related to the potential liquidation are further discussed in Note 4 — Stockholders’ Equity and Earnings Per Share to the CAC financial statements included in Item 8 of this Annual Report.
Off-Balance Sheet Arrangements
CAC did not have any off-balance sheet arrangements at December 31, 2014 or 2013.
Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with accounting principles generally accepted in the United States ("GAAP").
Certain of our accounting policies require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments will be subject to an inherent degree of uncertainty. Our judgments are based upon the historical experience of both Caesars Entertainment and Caesars Acquisition Company, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. For a summary of our significant accounting policies, please refer to Note 1 — Description of Business and Summary of Significant Accounting Policies in the notes to our audited financial statements included in Item 8 of this Annual Report.
We consider accounting estimates to be critical accounting policies when:

•	the estimates involve matters that are highly uncertain at the time the accounting estimate is made; and

•	different estimates or changes to estimates could have a material impact on the reported financial position, changes in financial position or results of operations.
When more than one accounting principle, or method of its application, is generally accepted, we select the principle or method that we consider to be the most appropriate when given the specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties. Due to the inherent uncertainty involving estimates, actual results reported in the future may differ from our estimates.
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

We consolidate into our financial statements the accounts of any wholly-owned subsidiaries and any partially-owned subsidiaries that are not deemed to be variable interest entities and for which we have the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method. At December 31, 2014 and 2013, we had no consolidated subsidiaries.
Investment in Notes from Related Party
On August 6, 2014, CGP LLC effectuated a distribution of 100% of its remaining senior notes as a dividend to its members, pro-rata based upon each member’s ownership percentage in CGP LLC (the “Notes Distribution”). CAC, as a member of CGP LLC and the holder of 42.4% of the economic interests in CGP LLC, received in connection with the Notes Distribution $137.5 million in aggregate principal amount of the 6.50% Senior Notes and $151.4 million in aggregate principal amount of the 5.75% Senior Notes.
The distribution of Senior Notes was considered a transfer of assets between entities under common control, and was therefore recorded at the carrying value of such notes on the date of transfer. Both sets of notes are included as a component of Additional paid-in capital in the CAC Balance Sheet and Statements of Stockholders' Equity, along with interest receivable at the distribution date. These notes will be held at the distributed value with no subsequent adjustments such as fair value adjustments or interest receivable until such time as amounts are received by CAC.
Impairment of Equity Method Investments
CAC's primary asset is its investment in CGP LLC. We review this investment quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we consider available quantitative and qualitative evidence in evaluating potential impairment of this investment. If the carrying value of our investment exceeds its estimated fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the estimated fair value is less than our carrying value, and our intent and ability to hold, or plans to sell, the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, CGP LLC, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new carrying basis in the investment will be established.
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
Stock-based Compensation
CAC may grant stock-based compensation awards in CAC Class A common stock to certain officers, employees, directors, individual consultants and advisers of the Company and its subsidiaries under the Caesars Acquisition Company 2014 Performance Incentive Plan ("the PIP Plan"). The PIP Plan provides for the plan to be administered by the Human Resources Committee of the Board of Directors of Caesars Acquisition Company (the "Committee"). CAC has granted restricted stock units ("RSUs") and stock options to directors, certain of its officers and employees of CGP LLC subsidiaries. RSUs and stock options granted to directors and employees are equity-classified awards and are measured at their grant date fair value for accounting purposes. RSUs and stock options granted to individual consultants and advisors are measured at their fair value at each reporting date for accounting purposes.
Recently Issued Accounting Pronouncements
The information regarding recent accounting pronouncements is included in Note 2 — Recently Issued Accounting Pronouncements to the CAC Financial Statements.

CAESARS GROWTH PARTNERS, LLC AND PREDECESSOR GROWTH PARTNERS
Overview
CGP LLC used a portion of the cash proceeds from its October 21, 2013 sale of voting units to CAC to purchase from Caesars Entertainment (i) the equity interests of PHWLV, which holds the Planet Hollywood; (ii) its equity interest in Maryland Joint Venture, which is the entity that indirectly holds interests in Horseshoe Baltimore in Maryland, and (iii) a 50% interest in the management fee revenues of PHW Manager, which manages Planet Hollywood, and Caesars Baltimore Management Company LLC, which manages Horseshoe Baltimore. We refer to these transactions as the "Purchase Transaction" and the acquired net assets as the "Purchased Assets." The Purchase Transaction is deemed to be a reorganization of entities under common control. Therefore, CGP LLC has accounted for the Purchase Transaction using the historical carrying values of the Purchased Assets.
Also on October 21, 2013, Caesars Entertainment contributed to CGP LLC, in exchange for non-voting units, (i) Caesars Entertainment’s equity interests in CIE, representing approximately 90.2% of the total issued and outstanding shares of CIE prior to giving effect to any options or warrants that are exercisable and (ii) approximately $1.1 billion in aggregate principal amount of the CEOC Notes. CGP LLC refers to these transactions as the "Contribution Transaction" and these assets as the "Contributed Assets." The Contribution Transaction is deemed to be a reorganization of entities under common control. Therefore, CGP LLC has accounted for the Contribution Transaction using the historical carrying values of the Contributed Assets. CGP LLCs equity interests in CIE of 90.2% was reduced in November 2014 to 83.3% due to the conversion of the $47.7 million convertible promissory note issued by CIE to Rock Gaming LLC ("Rock"), in each case not giving effect to any options, warrants, restricted stock units and restricted stock.
Pursuant to the terms of the Transactions, as defined below, CGP LLC is obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from a specified portion of CIE's social and mobile games business exceeds a pre-determined threshold amount in 2015. The number of units to be issued is capped at a value of $225 million divided by the fair value of the non-voting units at the date of the Transactions.
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
On May 5, 2014, CGP LLC contributed the equity interests of PHWLV and a 50% interest in the management fee revenues of PHW Manager to CGPH, an indirect wholly owned subsidiary of CGP LLC. Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell were wholly-owned subsidiaries of Caesars Entertainment Operating Company, Inc. ("CEOC"), which is a majority-owned subsidiary of CEC. On May 5, 2014, CGPH through one or more subsidiaries acquired (i) The Cromwell, The LINQ Hotel & Casino and Bally’s Las Vegas, (ii) 50% of the ongoing management fees and any termination fees payable under property management agreements entered into between an affiliate of CEOC acting as property manager and the CGPH subsidiary which owns each of these respective properties, and (iii) certain intellectual property that is specific to each of these properties.
On May 20, 2014, CGPH through one or more subsidiaries acquired (i) Harrah’s New Orleans, (ii) 50% of the ongoing management fees and any termination fees payable under the Louisiana property management agreement entered between an affiliate of CEOC acting as property manager and the owners of Harrah's New Orleans and (iii) certain intellectual property that is specific to Harrah's New Orleans.
CGPH paid $2.0 billion, less outstanding debt assumed, for the First Closing and Second Closing.
The acquisitions of Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell and the contribution of Planet Hollywood to CGPH are herein referred to as the "Acquired Properties."
In December 2012, CIE consummated the acquisition of substantially all of the assets of Buffalo Studios, a social and mobile games developer based in Santa Monica, California. Aggregate cash consideration paid for this acquisition was $45.2 million, excluding amounts paid out in 2014 resulting from contingent consideration. In April 2014, CIE paid $58.5 million to the former owners of Buffalo Studios to settle the contingent obligation.
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
In February 2014, CIE acquired substantially all of the assets of Pacific Interactive, creator and owner of the application House of Fun Slots. CIE recorded $30.5 million in contingent consideration as part of the purchase price allocation related to this acquisition. At December 31, 2014, the fair value of the contingent consideration liability was $61.9 million and is payable in the first half of 2015.
In June 2014, CIE concluded that, effective August 2014, it would suspend operations of a development studio in Minsk, Belarus. As a result, CIE recorded an impairment of $15.5 million in the second quarter of 2014. In the third quarter of 2014, CIE settled its accrued contingent consideration liability for $4.5 million and recognized a gain of $1.4 million on the final disposition of the entity. CGP LLC has presented the operations of the Minsk studio as discontinued operations in the Combined and Consolidated Statements of Operations.
Presentation
The financial information for the periods presented reflect the financial statements of CGP LLC on a combined and consolidated basis, giving regard to all impacts of the October 21, 2013 and May 2014 transactions. The financial information up through October 21, 2013 does not reflect the impacts of those transactions, including the recording of non-controlling interest or the determination of taxes in accordance with the LLC structure of CGP LLC. Instead, this financial information, referred to herein as Predecessor Growth Partners, presents the combination of those assets and entities that were purchased by or contributed to CGP LLC as derived from the historical accounting records and consolidated financial statements of Caesars Entertainment.
As a result of the May 2014 transactions described above, one or more indirect subsidiaries of CGP LLC acquired Bally’s Las Vegas, The Cromwell, The LINQ Hotel & Casino and Harrah’s New Orleans from CEOC. Because these acquisitions were accounted for as transactions among entities under common control, the financial information herein has been recast to include the financial results for these properties as if those businesses were combined into the CGP LLC and Predecessor Growth Partners reporting entities for all periods presented. Therefore, the financial information contained herein provides comparable results for all periods presented.
For financial reporting purposes, CGP LLC has two operating units: (1) Interactive Entertainment and (2) Casino Properties and Developments. CGP LLC’s Interactive Entertainment operating unit consists of CIE, which is comprised of three distinct, but complementary businesses that reinforce, cross-promote and build upon each other: social and mobile games, WSOP and regulated online real money gaming. CGP LLC’s Casino Properties and Developments operating unit consists of Planet Hollywood, Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas, The Cromwell and CGP LLC’s interest in the Maryland Joint Venture. The Horseshoe Baltimore completed construction and opened in August 2014.
Performance Metrics — Interactive Entertainment Social and Mobile Games
For 2014, 2013 and 2012, the CIE business generated 93.6%, 95.6% and 93.1%, respectively, of its revenues from its social and mobile games business. CIE measures the performance of its social and mobile games business by using several key financial metrics, including revenue, and operating metrics, including Daily Active Users, Monthly Active Users, Monthly Unique Users, Monthly Unique Payers and Average Revenue per User, each as described below. These operating metrics help CIE to understand and measure the engagement levels of its players, the size of its audience and its reach.
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
Average Revenue per User. CIE defines Average Revenue per User ("ARPU") as (i) the total revenue in a given period, (ii) divided by the number of days in that period, (iii) divided by the average Daily Active Users during the period. CIE believes that Average Revenue per User provides useful information to investors and others in understanding and evaluating its results in the same manner as the Company's management and Board of Directors. CIE uses ARPU as a measure of overall monetization across all of its players through the sale of virtual goods.
The table below shows the results of CIE's social and mobile games business, using the financial and operating metrics described above, for the periods indicated. Revenues are presented in millions of dollars, user statistics are presented in thousands of users, and ARPU is presented in dollars.

	Year Ended December 31,
	2014	2013 (2)	2012 (1)
Total Revenues (2)	$549.1	$302.7	$193.3
Web (2)	$259.4	$156.9	$108.2
Mobile (2)	$289.7	$145.8	$85.1
Average DAUs	5,683	4,913	4,727
Web	2,427	2,673	3,496
Mobile	3,256	2,240	1,231
Average MAUs	18,451	16,731	17,263
Web	8,506	9,082	12,583
Mobile	9,945	7,649	4,680
Average MUUs	16,786	14,879	12,883
Average MUPs	576	203	192
ARPU	$0.27	$0.17	$0.14
Web	$0.30	$0.16	$0.11
Mobile	$0.25	$0.18	$0.22
_________________________
(1) Operating metrics include numbers from Buffalo Studios prior to its December 2012 acquisition by CIE.
(2) Metrics for 2013 present the aggregate of Predecessor Growth Partners for the period from January 1 through October 21, 2013, and for CGP LLC for the period from October 22 through December 31, 2013 in order for the 2013 metrics to be comparable to 2014 and 2012.
Consistent with the social and mobile business model, only a small portion of CIE’s social and mobile games players pay for virtual goods. During 2014, CIE’s social and mobile games business had approximately 576 thousand average Monthly Unique Payers, or 3.4% of the total number of average Monthly Unique Users on the social and mobile platforms during this period, purchase virtual goods. Because the opportunity for social interactions and player generated promotion through playing platforms increases as the overall number of players increases, CIE believes that maintaining and growing its total number of players, including the number of players who may not purchase virtual goods, is important to the success of its business. The sale of virtual goods, however, constitutes the primary source of revenue for CIE's social and mobile games business. The degree to which game players choose to pay for virtual goods in the games is driven by CIE's ability to create content that enhances the game-play experience. CIE's revenue and overall financial performance are affected by the number of players and the effectiveness of its monetization of players through the sale of virtual goods.

CIE's user metrics are impacted by several factors that cause them to fluctuate on a quarterly basis. Growth in the performance metrics is largely attributable to the acquisition of House of Fun. In addition, our legacy games on both mobile and web platforms have also experienced organic growth as a result of effective marketing efforts and new content. Future growth in audience and engagement will depend on CIE's ability to retain current players, attract new players, and expand into new markets and distribution platforms.
The tables below show the results of CIE's business based upon the financial metrics for the periods presented.

	CGP LLC		Predecessor Growth Partners
(In millions)	Year Ended December 31, 2014 (1)	October 22 Through December 31, 2013 (1)	January 1 Through October 21, 2013	Year Ended December 31, 2012
Revenues
Social and mobile games	$549.1	$70.4	$232.3	$193.3
WSOP and online real money gaming	37.7	3.6	10.3	14.4
Total	$586.8	$74.0	$242.6	$207.7

Adjusted EBITDA	$177.0	$19.1	$78.4	$72.1

_________________________
(1) Adjusted Earnings before Interest Income/Expense, Income Taxes, Depreciation and Amortization ("EBITDA") has been recasted to reflect discontinued operations related to CIE.
The table below shows the revenue generated from CIE’s social and mobile games business by geographic region for the periods listed and assumes that deferred revenues are spread proportionately across all geographies.

	CGP LLC		Predecessor Growth Partners
(In millions)	Year Ended December 31, 2014	October 22 Through December 31, 2013	January 1 Through October 21, 2013	Year Ended December 31, 2012
North America	$379.5	$47.0	$154.5	$111.2
South America	3.9	0.5	1.7	1.2
Europe	49.8	6.5	20.0	26.4
Asia/Pacific	112.7	16.1	55.3	53.9
Africa and Rest of the World	3.2	0.3	0.8	0.6
	$549.1	$70.4	$232.3	$193.3

Consolidated Operating Results of CGP LLC and Predecessor Growth Partners

	CGP LLC		Predecessor Growth Partners
(In millions)	Year Ended December 31, 2014	October 22 Through December 31, 2013	January 1 Through October 21, 2013	Year Ended December 31, 2012
Net revenues	$1,867.6	$277.2	$1,078.2	$1,288.9
Income/(loss) from operations	(108.0)	(135.8)	112.5	217.0
Net income/(loss) from continuing operations	(197.6)	(124.3)	121.8	199.7
Net loss from discontinued operations	(15.6)	(0.4)	—	—
Adjusted EBITDA(1)	416.2	64.0	275.1	334.9
_________________________
(1) See Reconciliations of Adjusted EBITDA to Net Income/(Loss) from Continuing Operations.
Revenues for 2014 increased by $512.2 million or 37.8% compared with 2013, driven by strong performance in both operating units, including CIE's first quarter 2014 acquisition of Pacific Interactive, the opening of The Cromwell in May 2014 and the opening of Horseshoe Baltimore in August 2014.
Loss from operations for 2014 was $108.0 million as compared with $23.3 million for 2013. The increase in loss from operations is primarily attributable to an impairment of goodwill for Bally's Las Vegas of $147.5 million, partially offset by a decrease in the fair value of contingently issuable non-voting membership units to be issued to Caesars Entertainment pursuant to the terms of the Transactions.

Adjusted EBITDA increased $77.1 million or 22.7% in 2014 as compared with 2013, driven primarily by the income impact of increased revenues.
Revenues for 2013 increased by $66.5 million when compared with 2012, driven by a substantial increase in revenues from CIE's social and mobile games as a result of its acquisition of Buffalo Studios in December 2012. Income from operations for 2013 decreased by $240.3 million when compared with 2012, due mostly to a $138.7 million increase in the estimated fair value of contingently issuable non-voting membership units, a $96.8 million increase in Property, general, administrative and other expenses primarily related to increased advertising expenses and stock-based compensation, as well as to a charge of $52.9 million related to an increase in the value of the contingent consideration for the acquisition of Buffalo Studios. These adverse impacts on income from operations were partially offset by the income impact of increased revenues. Adjusted EBITDA increased $4.2 million or 1.3% in 2013 as compared with 2012 driven by our Interactive Entertainment operating unit, primarily due to an increase in revenues offset by an increase in platform fee and general, administrative and other expenses.
Operating Results
Interactive Entertainment

	CGP LLC		Predecessor Growth Partners
(In millions)	Year Ended December 31, 2014	October 22 Through December 31, 2013	January 1 Through October 21, 2013	Year Ended December 31, 2012
Net revenues	$586.8	$74.0	$242.6	$207.7
Income/(loss) from operations	21.3	(5.7)	(1.3)	50.0
Net income/(loss) from continuing operations	(20.9)	(8.8)	(0.4)	34.1
Net loss from discontinued operations	(15.6)	(0.4)	—	—
Adjusted EBITDA(1)	177.0	19.1	78.4	72.1

_________________________
(1) See Reconciliations of Adjusted EBITDA to Net Income/(Loss) from Continuing Operations.
Interactive Entertainment net revenues increased by $270.2 million, or 85.3%, in 2014 compared to 2013, as a result of the first quarter 2014 acquisition of Pacific Interactive, organic growth in the social and mobile games business and the full-year impact of online real-money gaming in Nevada and New Jersey. Income from operations for the year ended December 31, 2014 was $21.3 million, compared with a loss in operations of $7.0 million for the comparable period in 2013. Net loss from discontinued operations was $15.6 million in 2014 compared to $0.4 million in 2013, as CIE decided, effective August 2014, it would suspend operations of the Minsk studio. Adjusted EBITDA increased by $79.5 million, or 81.5%, in 2014 as compared with 2013, driven by the income impact of increased revenues, partially offset by increased marketing expenses associated with online real money gaming, operating expenses due to the business growth of social and mobile games and foreign currency transaction losses of $5.4 million.
Interactive Entertainment revenues increased by $108.9 million for 2013 compared to 2012, primarily as a result of the December 2012 acquisition of Buffalo Studios and growth in the Playtika business. Loss from operations for 2013 was $7.0 million compared with income from operations for 2012 of $50.0 million. The decrease was driven by a charge of $52.9 million related to contingent consideration for the acquisition of Buffalo Studios and increased marketing and sales expenses of $28.0 million associated with the September 2013 launch of online poker in Nevada and the November 2013 launch of online gaming in New Jersey. These increased costs were largely offset by the income impact of the acquisition of Buffalo Studios. Adjusted EBITDA increased in 2013 as compared with 2012 driven by the increase in revenues, partially offset by an increase in platform fees, research and development and marketing and sales expenses.
Casino Properties and Developments

	CGP LLC		Predecessor Growth Partners
(In millions)	Year Ended December 31, 2014	October 22 Through December 31, 2013	January 1 Through October 21, 2013	Year Ended December 31, 2012
Net revenues	$1,280.8	$203.2	$835.6	$1,081.2
Income/(loss) from operations	(74.5)	25.3	113.8	167.0
Adjusted EBITDA(1)	254.4	47.0	196.7	262.8
_________________________
(1) See Reconciliations of Adjusted EBITDA to Net Income/(Loss) from Continuing Operations.

Performance of the Casino Properties and Developments operating unit is measured in part through tracking of trips by rated customers, which means a customer whose gaming activity is tracked through Caesars Entertainment’s Total Rewards system, referred to as "trips," and spend per rated customer trip, referred to as "spend per trip." A trip is created by a Total Rewards card holder engaging in one or more of the following activities while at our property: (1) hotel stay, (2) gaming activity or (3) a comp redemption, which means the receipt of a complimentary item given out by their casino. Lodgers are guests registered with the Total Rewards program who stay at our property and non-lodgers are guests registered with the Total Rewards program not staying at the property. Customer spend means the cumulative rated theoretical spend (which is the amount of money expected to be retained by the casino based upon the mathematics underlying the particular game as a fraction of the amount of money wagered by the customer) across all game types for a specific customer. The average combined gross hold is the percentage of the amount wagered across all game types (including table games and slot machines) that the casino retained.
Casino Properties and Developments net revenues for the year ended December 31, 2014 increased by $242.0 million, or 23.3%, when compared to the same period in 2013, primarily due to the opening of The Cromwell in May 2014 and the opening of Horseshoe Baltimore in August 2014. For 2014, total rated trips increased by approximately 31.8% from 2013, driven by a 37.8% increase for non-lodgers, partially offset by a 4.7% decrease for lodgers. While spend per trip for lodgers and non-lodgers increased respectively, the shift to non-lodgers who typically spend less caused combined spend per trip to decline approximately 4.9%. Gross casino hold decreased slightly from 11.5% in 2013 to 11.2% in 2014.
Loss from operations was $74.5 million for 2014 as compared to income from operations of $139.1 million in 2013. Income impact of increased revenues was more than offset by the combination of an impairment of goodwill for Bally's Las Vegas of $147.5 million, increased expenses at The LINQ Hotel & Casino primarily due to its strip-front lease, and increased pre-opening expenses associated with Horseshoe Baltimore. Adjusted EBITDA increased by $10.7 million, or 4.4%, for 2014 when compared with 2013 primarily driven by the income impact of increased revenues.
Room revenues for 2014 and 2013 were $258.4 million and $241.0 million, respectively. Cash average daily room rates for 2014 increased to $108, or approximately 25.6%, when compared to approximately $86 in 2013, primarily due to upgraded rooms at Bally's Las Vegas and the introduction of resort fees and upgraded rooms at The LINQ Hotel & Casino. Average daily occupancy was 89.7% in 2014 and 89.5% in 2013. Revenue per available room ("RevPar") for 2014 and 2013 was $98 and $82, respectively, an increase of 19.5%. The revenue impact of favorable trends in room metrics was mostly offset by a lower number of rooms available due to room renovations at The LINQ Hotel & Casino.
Food and beverage revenues for 2014 and 2013 were $245.5 million and $200.6 million, respectively. This increase in food and beverage revenues was driven largely by new offerings that opened in 2014 such as various new venues at Horseshoe Baltimore and GIADA at The Cromwell.
Other revenues for 2014 and 2013 were $156.6 million and $94.0 million, respectively. This increase is primarily due to the opening of Drai’s at The Cromwell and enhanced entertainment options at the new Axis Theater at Planet Hollywood.
Casino Properties and Developments net revenues were down in 2013 when compared with 2012 due in large part to renovations at The Cromwell and The LINQ Hotel & Casino properties. Total trips in 2013 increased by approximately 0.5% from 2012. Total spend per trip increased by 2.2% for 2013 compared 2012, driven by an increase in spend per trip from lodgers. Gross casino hold decreased slightly from 11.8% in 2012 to 11.5% in 2013.
Cash average daily room rates for 2013 increased to $86, or approximately 13.2%, when compared to $76 for 2012, primarily due to the new tower that opened in the fourth quarter of 2013 at Bally's Las Vegas and the introduction of resort fees. Average daily occupancy was 89.5% for 2013 and 93.3% for 2012. RevPar for 2013 and 2012 was $82 and $77, respectively.
Food and beverage revenues for 2013 were $200.6 million, a slight increase from $198.9 million in 2012.
Income from operations and Adjusted EBITDA decreased in 2013 when compared with 2012 due to lower revenue as a result of renovations at The Cromwell and The LINQ Hotel & Casino properties.
Incentives are often provided for customers to stay and play at our properties. Incentives are provided to customers based on a number of factors such as marketing plans, competitive factors, economic conditions, and regulations. These incentives come in a variety of different forms including free and discounted products, gaming credits, food and beverage credits, hotel room credits, and other forms. The retail value of accommodations, food and beverage, and other services furnished to casino guests is included in gross revenue and then deducted as promotional allowances. Hence, net revenues as discussed above include all promotional allowances. CGP LLC believes their allocation of promotional allowances to be within industry standards and appropriate for our brands and competitive environment.

Other Factors Affecting Net Income

	CGP LLC		Predecessor Growth Partners
(In millions)	Year Ended December 31, 2014	October 22 Through December 31, 2013	January 1 Through October 21, 2013	Year Ended December 31, 2012
Interest expense, net of interest capitalized	$(172.9)	$(16.3)	$(61.0)	$(55.8)
Interest income	1.0	—	—	—
Interest income - related party	119.2	35.8	138.5	145.1
Impairment of investment in notes from related party	(63.5)	—	—	—
Gain on sale of investment in notes from related party	99.4	—	—	—
Loss on extinguishment of debt	(23.8)	(0.9)	(0.7)	—
Other income/(expense), net	(0.1)	—	0.5	1.9
Provision for income taxes (1)	(48.9)	(7.1)	(68.0)	(108.5)
Net loss from discontinued operations	(15.6)	(0.4)	—	—
Net loss/(income) attributable to non-controlling interests (2)	33.0	4.6	5.1	(0.6)
_________________________
(1) The provision for income taxes for CGP LLC for the year ended December 31, 2014 and for the period from October 22 through December 31, 2013 represents the income taxes from its corporate subsidiary, CIE, which is taxed as a corporation for federal, state and foreign income tax purposes. CGP LLC’s provision for income taxes also includes the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes for the period up to the date of acquisition by CGP LLC for the properties acquired from CEOC in May 2014. No provision for income taxes is reported for properties within the Casino Properties and Developments operating unit of CGP LLC that were acquired in 2013 as such properties are taxed as a partnership for federal and state income tax purposes whereby any income or losses were allocated to the CGP LLC owners and taxed by each owner. Predecessor Growth Partners' income taxes represent the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes as if Predecessor Growth Partners filed separate U.S. federal, state and foreign income tax returns, and does not recognize the pass-through entity structure of CGP LLC.
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
Interest Expense, Net of Interest Capitalized
Interest expense, net of interest capitalized for the year ended December 31, 2014 primarily relates to the debt incurred in May 2014 by CGPH to fund the Acquired Properties Transaction and Harrah's Transaction and the repayment of the Planet Hollywood secured loan. Interest expense, net of interest capitalized due to these transactions was $126.3 million for the year ended December 31, 2014.
Interest expense, net of interest capitalized, related to Planet Hollywood for the years ended December 31, 2014, 2013 and 2012 was $14.9 million, $39.3 million and $37.5 million, respectively. Decreases to the interest expense for Planet Hollywood in 2014 resulted from the repayment of the Planet Hollywood secured loan, in conjunction with the Second Closing as described in Liquidity and Capital Resources - Escrow Release below.
In July 2013, CBAC Borrower entered into a credit agreement (the "Baltimore Credit Facility"). Interest expense associated with this facility was $25.0 million and $11.4 million for the years ended December 31, 2014 and 2013, respectively, and was offset by capitalized interest of $13.5 million and $1.9 million for the same periods respectively, related to the construction of the facility.
Caesars Interactive has an unsecured credit facility with Caesars Entertainment (the "Credit Facility"). No principal payments are required under the Credit Facility until its maturity date of November 29, 2016. The unsecured related party loans bear interest on the unpaid principal amounts at a rate per annum equal to the London Inter-Bank Offered Rate ("LIBOR") plus 5%. For the years ended December 31, 2014, 2013 and 2012, CIE recorded $2.1 million, $2.2 million, $4.1 million of interest expense associated with this debt, respectively.
Additional interest expense, net of interest capitalized, totaled $16.8 million, $25.7 million and $14.2 million for years ended December 31, 2014, 2013 and 2012, respectively, related to the $185.0 million, seven-year senior secured credit facility bearing interest at LIBOR plus 9.75% with a LIBOR floor of 1.25% (the "Cromwell Credit Facility"), Special Improvement District Bonds, capital leases and other financing obligations.
Interest expense associated with contingent consideration and capital lease obligations was not material to any period presented.
Interest Income
Interest income was not material to the respective periods.

Interest Income - Related Party
CGP LLC received interest income on its portfolio of approximately $1.1 billion face value of aggregate principal amount of CEOC Notes. The CEOC Notes had fixed interest rates ranging from 5.625% to 6.50% and maturities ranging from 2015 to 2017. Interest income - related party decreased for the year ended December 31, 2014 when compared to the same period in 2013 due to the sale and transfer in the form of dividends of the entire portfolio of CEOC Notes during the third quarter of 2014. Interest income - related party increased for the year ended December 31, 2013 when compared to the same period in 2012 due to increased accretion of discount originally recorded as a result of purchasing the senior notes at market prices significantly below face value.
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
Gain on Sale of Investment in Notes from Related Party
On May 5, 2014 CGP LLC entered into a note purchase agreement to sell a portion of its CEOC Notes back to CEOC at fair market value. On July 29, 2014, CGP LLC received $451.9 million of consideration (including $3.8 million for interest) in connection with the CEOC Notes purchase transaction and recognized a gain of $99.4 million.
Loss on Extinguishment of Debt
The Planet Hollywood secured loan contained excess cash flow provisions which required mandatory prepayments when certain conditions were met. Prepayments in excess of the recorded book value of principal owed were recorded in Loss on extinguishment of debt in the Combined and Consolidated Statements of Operations of CGP LLC and Combined Statements of Operations for Predecessor Growth Partners. Inclusive of the impact of the loan payoff in conjunction with the Second Lien Intercreditor Agreement, as defined in the Intercreditor Agreement and Collateral Agreements section below, Loss on extinguishment of debt for the years ended December 31, 2014, 2013 and 2012 was $23.8 million, $1.6 million and zero, respectively.
Other Income/(Expense), Net
Other income/(expense), net for 2014 and 2013 was not material to the respective periods. Other income for 2012 consists of $0.6 million in foreign exchange gain resulting from our Playtika operations based in Israel, $0.8 million in income received from a third-party in connection with our joint agreement to promote, advocate and support the enactment of a California online poker law, and a $0.5 million gain resulting from the fair value measurement of a warrant granted to Rock for the purchase of CIE’s common stock.
Provision for Income Taxes
CGP LLC
The provision for income taxes for CGP LLC represents the income taxes from its subsidiary, CIE, which was taxed as a corporation for federal, state and foreign income tax purposes. CGP LLC’s provision for income taxes also includes the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes for the period up to the date of acquisition by CGP LLC for the properties acquired from CEOC in May 2014. The provision for income taxes for CGP LLC differs from the expected federal tax rate of 35% primarily due to CGP LLC income not taxed at the CGP LLC entity level.
Predecessor Growth Partners
The provision for income taxes represents the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes as if Predecessor Growth Partners filed separate U.S. federal, state, and foreign income tax returns. The provision for income taxes for the periods presented differ from expected federal tax rate of 35% primarily due to tax benefits from foreign operations partially offset by nondeductible stock-based compensation and nondeductible expenses, including lobbying expenditures and professional fees.
The effective tax rate for the period from January 1 through October 21, 2013 and for the year-ended December 31, 2012 was 35.8% and 35.2% respectively. The increase in the effective tax rate for 2013 is primarily due to an increase in the federal valuation allowance in Predecessor Growth Partners’ subsidiary, CIE, partially offset by an increase in tax benefit from foreign income taxed at lower rates than the U.S.

Net Loss from Discontinued Operations, Net of Income Tax
In June 2014, CIE concluded that, effective August 2014, it would suspend operations of the Minsk studio. As a result, CIE recorded an impairment of $15.5 million in the second quarter of 2014. In the third quarter of 2014, CIE settled its accrued contingent consideration liability for $4.5 million and recognized a gain of $1.4 million on the final disposition of the entity. We have presented the operations of CIE RMG BEL, LLC as discontinued operations in CGP LLC's Combined and Consolidated Statements of Operations.
Net Loss/(Income) Attributable to Non-controlling Interests
CGP LLC
CGP LLC's non-controlling interest reflects the non-controlling interest associated with consolidating CIE and the Maryland Joint Venture into CGP LLC. For the period from October 22 through December 31, 2013, net loss of $3.7 million and $0.9 million were attributable to non-controlling interests in the Maryland Joint Venture and CIE, respectively. For the year ended December 31, 2014, net loss of $28.5 million and $4.5 million were attributable to non-controlling interests in the Maryland Joint Venture and CIE, respectively.
Predecessor Growth Partners
As the financial statements of Predecessor Growth Partners were prepared on a combined basis rather than a consolidated basis, the non-controlling interest associated with CIE is not included within the financial statements of Predecessor Growth Partners. In 2012, non-controlling interests was largely attributable to the Maryland Joint Venture. For the period from January 1 through October 21, 2013, net loss attributed to non-controlling interests related to losses in the Maryland Joint Venture and CIE was $5.1 million and zero, respectively. For the year ended December 31, 2012, net loss attributed to non-controlling interests related to losses in the Maryland Joint Venture of $2.8 million and net income for CIE of $3.4 million.
Reconciliations of Adjusted EBITDA to Net Income/(Loss) from Continuing Operations
CGP LLC and Predecessor Growth Partners use Adjusted EBITDA as a supplemental measure of its financial performance. EBITDA is comprised of net income before (i) interest expense, net of capitalized interest, (ii) interest income, (iii) provision for income taxes, and (iv) depreciation and amortization expense. Adjusted EBITDA is comprised of EBITDA, further adjusted for certain items that CGP LLC and Predecessor Growth Partners do not consider indicative of its ongoing operating performance.
The financial statements are prepared in accordance with GAAP. Adjusted EBITDA is a non-GAAP financial measure that is defined and reconciled to its most comparable GAAP measure below. Adjusted EBITDA is included because management believes that Adjusted EBITDA provides investors with additional information that allows a better understanding of the results of operational activities separate from the financial impact of capital investment decisions made for the long-term benefit of CGP LLC and Predecessor Growth Partners.
Because not all companies use identical calculations, the presentation of CGP LLC's and Predecessor Growth Partners' EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

	For the Year Ended December 31, 2014
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other (a)	Total
Net income/(loss) from continuing operations	$(20.9)	$(280.4)	$103.7	$(197.6)
Provision for income taxes	36.3	12.6	—	48.9
Income/(loss) from continuing operations before income taxes	15.4	(267.8)	103.7	(148.7)
Interest expense, net of interest capitalized	5.8	169.5	(2.4)	172.9
Interest income, including related party	—	—	(120.2)	(120.2)
Depreciation and amortization	28.5	114.5	—	143.0
EBITDA	49.7	16.2	(18.9)	47.0
Other expense, net	0.1	—	—	0.1
Loss on extinguishment of debt (b)	—	23.8	—	23.8
Write-downs, reserves and project opening costs, net of recoveries (c)	2.5	50.6	—	53.1
Change in fair value of contingently issuable non-voting membership units (d)	—	—	38.7	38.7
Change in fair value of contingent consideration (e)	32.7	—	—	32.7
Impairment of goodwill	—	147.5	—	147.5
Acquisition and integration costs	2.0	14.5	0.9	17.4
Gain on sale of investment in notes from related party	—	—	(99.4)	(99.4)
Impairment on investment in notes from related party	—	—	63.5	63.5
Stock-based compensation (f)	86.7	1.3	—	88.0
Other (g)	3.3	0.5	—	3.8
Adjusted EBITDA	$177.0	$254.4	$(15.2)	$416.2

	For the Period From October 22 Through December 31, 2013
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other (a)	Total
Net income/(loss) from continuing operations	$(8.8)	$4.1	$(119.6)	$(124.3)
Provision for income taxes	2.6	4.5	—	7.1
Income/(loss) from continuing operations before income taxes	(6.2)	8.6	(119.6)	(117.2)
Interest expense, net of interest capitalized	0.5	15.8	—	16.3
Interest income, including related party	—	—	(35.8)	(35.8)
Depreciation and amortization	3.6	17.5	—	21.1
EBITDA	(2.1)	41.9	(155.4)	(115.6)
Loss on extinguishment of debt (b)	—	0.9	—	0.9
Write-downs, reserves and project opening costs, net of recoveries (c)	—	3.9	—	3.9
Change in fair value of contingently issuable non-voting membership units (d)	—	—	138.7	138.7
Change in fair value of contingent consideration (e)	2.9	—	—	2.9
Acquisition and integration costs	0.1	—	14.6	14.7
Stock-based compensation (f)	17.8	0.2	—	18.0
Other (g)	0.4	0.1	—	0.5
Adjusted EBITDA	$19.1	$47.0	$(2.1)	$64.0

	For the Period From January 1 Through October 21, 2013
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other (a)	Total
Net income/(loss) from continuing operations	$(0.4)	$32.2	$90.0	$121.8
Provision for income taxes	(3.0)	22.5	48.5	68.0
Income/(loss) from continuing operations before income taxes	(3.4)	54.7	138.5	189.8
Interest expense, net of interest capitalized	2.2	58.8	—	61.0
Interest income, including related party	—	—	(138.5)	(138.5)
Depreciation and amortization	13.7	66.8	—	80.5
EBITDA	12.5	180.3	—	192.8
Other expense, net	(0.1)	(0.4)	—	(0.5)
Loss on extinguishment of debt (b)	—	0.7	—	0.7
Write-downs, reserves and project opening costs, net of recoveries (c)	—	15.6	—	15.6
Change in fair value of contingent consideration (e)	50.0	—	—	50.0
Acquisition and integration costs	0.5	—	—	0.5
Stock-based compensation (f)	13.2	0.3	—	13.5
Other (g)	2.3	0.2	—	2.5
Adjusted EBITDA	$78.4	$196.7	$—	$275.1

	For the Year Ended December 31, 2012
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other (a)	Total
Net income from continuing operations	$34.1	$71.3	$94.3	$199.7
Provision for income taxes	13.7	44.0	50.8	108.5
Income from continuing operations before income taxes	47.8	115.3	145.1	308.2
Interest expense, net of interest capitalized	4.1	51.7	—	55.8
Interest income, including related party	—	—	(145.1)	(145.1)
Depreciation and amortization	7.1	84.9	—	92.0
EBITDA	59.0	251.9	—	310.9
Other expense, net	(1.9)	—	—	(1.9)
Write-downs, reserves and project opening costs, net of recoveries (c)	—	8.4	—	8.4
Stock-based compensation (f)	11.4	0.4	—	11.8
Other (g)	3.6	2.1	—	5.7
Adjusted EBITDA	$72.1	$262.8	$—	$334.9
_____________________________________________________

(a)	Includes investment in CEOC bonds, the CGP parent company and intercompany eliminations.

(b)
Amounts represent the difference between the fair value of consideration paid and the book value, net of deferred financing costs and debt retired through debt extinguishment transactions, which are capital structure-related, rather than operational-type costs.

(c)	Amounts primarily represent development costs related to the construction of Horseshoe Baltimore, The Cromwell and The LINQ Hotel & Casino.

(d)
Amounts represent the change in fair value of contingently issuable membership units associated with the CIE earn-out calculation related to the transactions establishing CGP LLC. The total liability represents the estimated fair value of CGP LLC non-voting membership units to be issued to a subsidiary of Caesars Entertainment.

(e)	Amounts represent the change in fair value of contingent consideration for CIE acquisitions.

(f)	Amounts represent stock-based compensation expense related to stock options, restricted shares and restricted stock units.

(g)	Amounts represent other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified, such as lobbying expenses.

Liquidity and Capital Resources
Capital Spending
CGP LLC incurs capital expenditures in the normal course of business, performs ongoing refurbishment and maintenance at its existing casino entertainment facilities, and periodically expands and enhances the information technology infrastructure required to operate its social and mobile games in order to maintain their quality standards. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by operating activities while cash used for development projects is typically funded from specific project financing and additional debt offerings. CGP LLC may also pursue acquisition opportunities for additional businesses or social or mobile games that meet its strategic and return on investment criteria.
CGP LLC's planned development projects, if they go forward, could require significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion, and the commencement of operations of development projects are contingent upon, among other things, negotiation of final agreements and receipt of requisite approvals from the applicable political and regulatory bodies. Excluding amounts spent for the purchases of businesses, CGP LLC's capital spending for the year ended December 31, 2014 and the period from October 22 through December 31, 2013 was $568.3 million and $42.6 million, respectively. Predecessor Growth Partners' capital spending for the period from January 1, 2013 through October 21, 2013, and for the year ended December 31, 2012 totaled $156.6 million and $56.6 million, respectively. The majority of the 2014 and 2013 capital spending related to Horseshoe Baltimore which opened in August 2014, The Cromwell which was completed and reopened in the second quarter of 2014, and the continued renovation of The LINQ Hotel & Casino. The majority of the 2012 capital spending related to Bally’s Las Vegas and The LINQ Hotel & Casino.
Liquidity
CGP LLC's primary sources of liquidity include currently available cash and cash equivalents, cash flows generated from its operations and borrowings under the CGPH Term Loan as defined below. CGP LLC's cash and cash equivalents, excluding restricted cash, totaled $944.1 million (including $92.1 million held by a foreign subsidiary) and $1,032.0 million at December 31, 2014 and December 31, 2013, respectively.
Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows. Long-term obligations are expected to be paid through operating cash flows, refinancing of existing debt or the issuance of new debt, or, if necessary, additional investments from its equity holders. CGP LLC's operating cash inflows are used for operating expenses, debt service costs, working capital needs and capital expenditures in the normal course of business. CGP LLC's ability to refinance debt will depend upon numerous factors such as market conditions, CGP LLC's financial performance, and the limitations applicable to such transactions under CGP LLC's and its subsidiaries' financing documents. Additionally, CGP LLC's ability to fund operations, pay debt obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond CGP LLC's control, and disruptions in capital markets and restrictive covenants related to CGP LLC's existing debt could impact CGP LLC's ability to fund liquidity needs, pay indebtedness and secure additional funds through financing activities.
CGP LLC’s restricted cash totaled $40.0 million and $359.8 million at December 31, 2014 and December 31, 2013, respectively. Restricted cash and cash equivalents include amounts restricted under the terms of the Baltimore Credit Facility and the Cromwell Credit Facility, as defined below, at both December 31, 2014 and December 31, 2013, as well as the Planet Hollywood debt agreement at December 31, 2013. The Planet Hollywood debt agreement required that CGP LLC maintain certain reserves for payment of property taxes, insurance, interest and ongoing furniture, fixtures and equipment purchases, or property development. In connection with the Second Closing in May 2014, as described in Escrow Release below, the Planet Hollywood debt agreement was paid in full. The classification of restricted cash between current and long-term is dependent upon the intended use of each particular reserve.
At December 31, 2014 and December 31, 2013, Caesars Interactive Entertainment had cash balances in its subsidiary located in Israel of $66.8 million and $24.4 million, respectively. Additionally, the subsidiary had $15.0 million in short-term investments at December 31, 2013. CIE may use the cash in the Playtika subsidiary to repay debt payable to related parties, fund operations at Playtika, pursue international acquisitions or repatriate the cash to CGP LLC.
CGPH and Caesars Growth Properties Finance, Inc., issued $675.0 million aggregate principal amount of their 9.375% second-priority senior secured notes due 2022 pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee (the "Indenture"). On May 8, 2014, CGPH closed on $1.175 billion of term loans (the "CGPH Term Loan") pursuant to a credit agreement. As of December 31, 2014, CGPH had $660.7 million and $1,137.9 million of book value of indebtedness outstanding for the 2022 Notes and CGPH Term Loan, respectively. As of December 31, 2014, the assets of Harrah’s New Orleans, Bally’s Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for certain of CGPH’s outstanding debt securities.
In November 2012, The Cromwell entered into a $185.0 million, seven-year senior secured credit facility bearing interest at LIBOR plus 9.75% with a LIBOR floor of 1.25% to fund the renovation of the former Bill's Gamblin' Hall and Saloon into a boutique lifestyle hotel. As of December 31, 2014, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
As of December 31, 2014 and December 31, 2013, CIE had $39.8 million of book value of indebtedness outstanding and payable to Caesars Entertainment. Horseshoe Baltimore had $324.4 million and $217.7 million, respectively, and The Cromwell had $179.9 million and $179.8 million, respectively, of book value of indebtedness outstanding and payable to third-party lenders for the same periods. At December 31, 2013, Planet Hollywood had $462.5 million of book value of indebtedness outstanding and payable to third-party lenders, which was fully repaid in May 2014. Cash paid for interest for years ended December 31, 2014, 2013 and 2012 was $117.4 million, $45.3 million, and $22.4 million, respectively.
CGP LLC believes that its cash and cash equivalents balance and its cash flows from operations will be sufficient to meet its normal operating and debt service requirements during the next 12 months and the foreseeable future and to fund capital expenditures expected to be incurred in the normal course of business.
Intercreditor Agreement and Collateral Agreements
On May 20, 2014, in connection with the Second Closing, US Bank National Association, as trustee under the 2022 Notes (in such capacity, the "Trustee"), entered into a second lien intercreditor agreement (the "Second Lien Intercreditor Agreement") with Credit Suisse AG, Cayman Islands Branch, as collateral agent under the First Lien Collateral Agreement (as defined below) (in such capacity, the "First Lien Collateral Agent") that establishes the subordination of the liens securing the 2022 Notes to the liens securing first priority lien obligations, including the $1.325 billion senior secured credit facilities (the "Senior Secured Credit Facilities"), which consist of the CGPH Term Loan and the Revolving Credit Facility, as defined below, and certain other matters relating to the administration of security interests.
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
Capital Resources
Caesars Growth Properties Holdings Term Facility
The purchase price of the acquisition of The Cromwell, The LINQ Hotel & Casino, Bally’s Las Vegas, 50% of the ongoing management fees and any termination fees payable for each of these properties, and certain intellectual property that is specific to each of these properties was funded by CGPH with cash on hand contributed by CGP LLC and the proceeds of $700.0 million of term loans (the "First Closing Term Loan"). CGPH closed on the First Closing Term Loan on May 5, 2014. CGPH repaid in full the First Closing Term Loan in connection with the Second Closing as described in Escrow Release below.
Caesars Growth Properties Holdings Term Loan
On May 8, 2014, CGPH closed on the $1.175 billion term loan pursuant to a First Lien Credit Agreement among Caesars Growth Properties Parent, LLC ("Parent"), the Borrower, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (the "Administrative Agent"), and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., UBS Securities LLC, J.P Morgan Securities LLC, Morgan Stanley & Co. LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as Co-Lead Arrangers and Bookrunners (the "Credit Agreement"). The Credit Agreement also provides for a $150.0 million revolving credit agreement (the "Revolving Credit Facility"), which was undrawn at the closing of the CGPH Term Loan. As of December 31, 2014, no borrowings were outstanding under the Revolving Credit Facility, and $0.1 million is committed to outstanding letters of credit. CGPH used $476.9 million of the net proceeds from the CGPH Term Loan to repay all amounts outstanding under the Planet Hollywood Loan Agreement and recognized $23.8 million loss on early extinguishment of debt. The proceeds were also used to fund the Asset Purchase Transaction.
Pursuant to an escrow agreement, dated as of May 8, 2014, among US Bank National Association, as escrow agent and securities intermediary, the Administrative Agent and the Borrower, the Borrower deposited the gross proceeds of the CGPH Term Loan, together with additional amounts necessary to repay the First Closing Term Loan, if applicable, into a segregated escrow account until the escrow conditions were satisfied on May 20, 2014.
Borrowings under the CGPH Term Loan bear interest at a rate equal to, at the Borrower’s option, either (a) the LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a floor of 1.00% in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by the administrative agent under the Credit Agreement and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be 5.25% per annum for LIBOR Loans and 4.25% per annum for base rate loans, subject to step downs with respect to the revolving loans based on CGPH’s senior secured leverage ratio. In addition, on a quarterly basis, CGPH is required to pay each lender under the Revolving Credit Facility a commitment fee in respect of any unused commitments under the Revolving Credit Facility, which may be subject to one or more step-downs based on a leverage ratio to be agreed. CGPH is also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the daily stated amount of such letter of credit.
As of December 31, 2014, the book value of the CGPH Term Loan was presented net of the unamortized discount of $31.2 million and the effective interest rate was 6.86%.
The CGPH Term Loan is guaranteed by the Parent and the material, domestic wholly-owned subsidiaries of CGPH (subject to exceptions), and is secured by a pledge of the equity interest of CGPH directly held by the Parent and substantially all of the existing and future property and assets of CGPH and the subsidiary guarantors (subject to exceptions).
The CGPH Term Loan includes negative covenants, subject to certain exceptions, restricting or limiting CGPH's ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create liens on certain assets to secure debt; (vi) consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; (vii) enter into certain transactions with their affiliates and (viii) designate their subsidiaries as unrestricted subsidiaries. The CGPH Term Loan also contains customary affirmative covenants and customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds (including equity cure provisions).
The CGPH Term Loan requires that CGPH maintains a senior secured leverage ratio ("SSLR") of no more than 6.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined ("CGPH Adjusted EBITDA"). As of December 31, 2014, CGPH's SSLR was 3.11 to 1.00.
Caesars Growth Properties Holdings Notes
CGPH and Caesars Growth Properties Finance, Inc. issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee. The Issuers deposited the gross proceeds of the offering of the 2022 Notes, together with additional amounts necessary to redeem the 2022 Notes, if applicable, into a segregated escrow account until the escrow conditions were satisfied on May 20, 2014.
As of December 31, 2014, the book value of the 2022 Notes was presented net of the unamortized discount of $14.3 million and the effective interest rate was 9.84%.
The 2022 Notes are secured by substantially all of the existing and future property and assets of CGPH and the subsidiary guarantors (subject to exceptions).
The 2022 Notes include negative covenants, subject to certain exceptions, restricting or limiting CGPH's ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create liens on certain assets to secure debt; (vi) consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; (vii) enter into certain transactions with their affiliates and (viii) designate their subsidiaries as unrestricted subsidiaries. The 2022 Notes also contain customary affirmative covenants and customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds (including equity cure provisions).
Registration Rights Agreement. In connection with the issuance of the 2022 Notes, the Issuers agreed to use commercially reasonable efforts to register with the Securities and Exchange Commission notes having substantially identical terms as the 2022 Notes on or prior to April 17, 2015, and effect an exchange of the 2022 Notes for the newly registered notes.
If the Issuers fail to meet the targets for the registration and exchange of notes, the annual interest rate on the 2022 Notes will increase by 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.0% per year. If the registration default is corrected, the interest rate of the 2022 Notes will revert to the original level.
Planet Hollywood Amended and Restated Loan Agreement
In connection with the 2010 acquisition of Planet Hollywood and the related assumption of debt, Planet Hollywood entered into the Amended and Restated Loan Agreement (the "Planet Hollywood Loan Agreement") with Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2007- TFL2 (the "Lender"). On October 26, 2011, Planet Hollywood exercised its option to extend the Planet Hollywood senior secured loan to 2013. On December 5, 2013 the loan maturity was again extended to April 2015. This loan was secured by the assets of PHWLV.
The book value of outstanding debt under the Planet Hollywood Loan Agreement was $462.5 million at December 31, 2013 and bore interest on the unpaid principal balance at a rate per annum equal to LIBOR plus 2.859%. In connection with the Second Closing in May 2014, the $476.9 million senior secured term loan of PHWLV was paid in full. CGPH recognized a $23.8 million loss on extinguishment of the Planet Hollywood senior secured loan.
Horseshoe Baltimore Credit and FF&E Facilities
CBAC, a joint venture among Caesars Baltimore Investment Company, LLC, Rock Gaming Mothership LLC, CVPR Gaming Holdings, LLC, STRON-MD Limited Partnership and PRT Two, LLC, entered into Baltimore Credit Facility in July 2013 in order to finance the acquisition of land in Baltimore, Maryland and the construction of the Horseshoe Baltimore and a parking garage (collectively, the "Baltimore Development"). The Baltimore Credit Facility provides for (i) a $300.0 million senior secured term facility with a seven-year maturity, which is comprised of a $225.0 million facility that was funded on July 2, 2013 upon the closing of the Baltimore Credit Facility, a $37.5 million delayed draw facility available from the closing of the Baltimore Credit Facility that was fully drawn in June 2014 and a $37.5 million delayed draw facility that was drawn by $10.0 million in September 2014, $17.0 million in October 2014 and $10.5 million in November 2014 and (ii) a $10.0 million senior secured revolving facility with a five-year maturity that remained undrawn at December 31, 2014. The Baltimore Credit Facility is secured by substantially all material assets of CBAC and its wholly-owned domestic subsidiaries.
For the Baltimore Credit Facility, borrowings bear interest at a rate equal to the then current adjusted LIBOR or at a rate equal to the alternate base rate, in each case, plus an applicable margin of 7.00%. The adjusted LIBOR is equal to the greater of (i) 1.25% and (ii) the LIBOR in effect for such interest period. In addition, on a quarterly basis, CBAC is required to pay each lender (i) a 0.50% commitment fee in respect any unused commitments under the revolving credit facility, (ii) a 0.125% fronting fee in respect of the aggregate face amount outstanding letters of credit under the revolving credit facility and (iii) a 2.25% commitment fee in respect of unfunded commitments under the delayed draw facility until termination of such commitments.
As of December 31, 2014, the book value of the Baltimore Credit Facility was presented net of the unamortized discount of $9.2 million and the effective interest rate was 9.77%.
In connection with the foregoing, Caesars Baltimore Investment Company, LLC and the other joint venture partners each provide, on a several and not joint basis, a completion guarantee with respect to the Baltimore Development, which guarantees completion of the construction of the Baltimore Development, availability of contemplated working capital and the discharge, bonding or insuring over of certain liens in connection with the Baltimore Development. The maximum liability of Caesars Baltimore Investment Company, LLC under its completion guarantee is approximately $9.1 million, representing fair value, as of December 31, 2014. The guarantee is recorded as Payables to related parties and Restricted cash on the Combined and Consolidated Balance Sheets of CGP LLC. As of December 31, 2014, the assets of Horseshoe Baltimore were pledged as collateral for the Baltimore Credit Facility.
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
The Baltimore Credit Facility contains customary negative covenants, subject to certain exceptions, restricting or limiting the ability of CBAC to, among other things, dispose of its assets and change its business or ownership, consummate mergers or acquisitions, make dividends, stock repurchases and optional redemptions of subordinated debt, incur debt and issue preferred stock, make loans and investments, create liens on its assets and enter into transactions with affiliates. In addition, the Baltimore Credit Facility includes a covenant prohibiting the senior secured leverage ratio from exceeding 7.5 to 1.0 for the first three quarters, 6.0 to 1.0 for the next four quarters and 4.75 to 1.0 for the remainder of the agreement beginning two quarters after the commencement of operations of the Baltimore Development. Commencement of operations is defined to occur once all unconditional waivers of lien are received, which had not occurred as of December 31, 2014.
Concurrently with the closing of the Baltimore Credit Facility, CBAC entered into an equipment financing term loan facility for up to $30.0 million (the "Baltimore FF&E Facility"). Under the Baltimore FF&E Facility, CBAC may use funds from the facility to finance or reimburse the purchase price and certain related costs of furniture, furnishings and equipment to be used in the Baltimore Development. Proceeds of the Baltimore FF&E Facility will also be available to refinance the purchase price of FF&E purchased with other amounts available to CBAC. The Baltimore FF&E Facility will mature five years and six months after the closing of the facility. The Company drew down $20.0 million from this facility in November 2014 and the remaining $10.0 million in December 31, 2014.
For the Baltimore FF&E Facility, the loan bears interest at a floating rate per annum equal to the adjusted LIBOR plus 7.5%. The adjusted LIBOR will be determined by the administrative agent and will equal to the greater of (i) the LIBOR in effect for such interest period multiplied by statutory reserves and (ii) 1.25%.
The Baltimore FF&E Facility has covenants and events of default substantially consistent with the Baltimore Credit Facility, and other restrictive covenants customary for FF&E facilities of this type.
Management believes that CGP LLC is in compliance with the Baltimore Credit Facility and Baltimore FF&E Facility covenants as of December 31, 2014.
Cromwell Credit Facility
In November 2012, The Cromwell entered into a $185.0 million, seven-year senior secured credit facility bearing interest at LIBOR plus 9.75% with a LIBOR floor of 1.25% to fund the renovation of the former Bill's Gamblin' Hall and Saloon into a boutique lifestyle hotel, rebranded as The Cromwell. The renovation included a complete remodeling of the guest rooms, casino floor, common areas, the addition of a second floor restaurant, and the construction of an approximately 65,000 square foot rooftop pool and dayclub/nightclub. The Cromwell owns the property and the dayclub/nightclub is leased to a third party. The proceeds of the Cromwell Credit Facility were funded during the fourth quarter of 2012 and are included as Restricted cash on the Combined and Consolidated Balance Sheets until drawn to pay for costs incurred in the renovation. The Cromwell’s gaming floor opened on April 21, 2014 and its 188 hotel rooms became available to guests starting on May 21, 2014.
As of December 31, 2014, the book value of the Cromwell Credit Facility was presented net of the unamortized discount of $4.6 million and the effective interest rate was 11.90%.
The Cromwell Credit Facility also contains certain affirmative and negative covenants and requires The Cromwell to maintain, for each of the second and third full fiscal quarters following the renovated Project's opening date, at least $7.5 million in consolidated EBITDA from The Cromwell, including the third-party leased dayclub/nightclub operations (the "Consolidated Cromwell EBITDA"). In addition, beginning in the fourth full fiscal quarter after the renovated Project's opening date and for the three full fiscal quarters thereafter, the Cromwell Credit Facility also requires The Cromwell to maintain a SSLR of no more than 5.25 to 1.00, which is the ratio of The Cromwell's first lien senior secured net debt to Consolidated Cromwell EBITDA. Upon the second anniversary date of the Project's opening, the SSLR for the following four fiscal quarters may not exceed 5.00 to 1.00, until the third anniversary of the Project's opening and for each fiscal quarter thereafter in which the SSLR may not exceed 4.75 to 1.00.
During the quarter ended December 31, 2014, we believe The Cromwell failed to meet the covenant of achieving Consolidated Cromwell EBITDA of at least $7.5 million. The Cromwell Credit Facility allows us to cure this covenant by making a cash cure payment which we intend to make during the first quarter of 2015.
Capital Leases
CGP LLC has entered into multiple capital leases for gaming and wireless internet equipment. The assets related to these capital leases were included in Land, property and equipment, net in CGP LLC's Combined and Consolidated Balance Sheets, and within Furniture, fixtures, and equipment in Note 4 — Land, Property and Equipment, net of CGP LLC's Notes to Combined and Consolidated Financial Statements. The leases had an outstanding liability balance of $3.9 million and $2.1 million as of December 31, 2014 and December 31, 2013, respectively.
Special Improvement District Bonds
In 2008, Bally's Las Vegas entered into a District Financing Agreement with the County. In accordance with the agreement, the County issued Special Improvement District Bonds to finance land improvements at Bally's Las Vegas and at an affiliate casino property, Caesars Palace. Of the total bonds issued by the County, $16.5 million was related to Bally's Las Vegas. These bonds bear interest at 5.30%, have principal and interest payments on June 1st of every year and interest only payments on December 1st of every year. The Special Improvement District Bonds mature on August 1, 2037.
Financing Obligations
CGP LLC entered into multiple finance agreements for a total of $7.2 million for gaming equipment. The assets related to these agreements are included in Land, property and equipment, net of accumulated depreciation in the accompanying Combined and Consolidated Balance Sheets, and within Furniture, fixtures and equipment in Note 4 — Land, Property and Equipment, net of CGP LLC's Notes to Combined and Consolidated Financial Statements.
The Cromwell and Harrah's New Orleans Promissory Notes
In November 2013, The Cromwell entered into a $15.5 million unsecured promissory note, payable to Caesars Entertainment and bearing interest at 11%, which was included in Long-term debt to related party in the Combined and Consolidated Balance Sheet at December 31, 2013. Interest was to be accrued semi-annually in June and December. There were no financial covenants required under the note.
In December 2002, Harrah's New Orleans entered into a $123.7 million unsecured promissory note, payable on demand to CEOC bearing interest at 8% with no scheduled repayment terms, which was included in Long-term debt to related party in the Combined and Consolidated Balance Sheet at December 31, 2013. There were no financial covenants required under the note. Any amount of principal and interest not paid when due bore additional interest at 2%. Accrued interest was settled on a monthly basis with charges to transactions with parents and affiliates, net.
On March 31, 2014, all existing related party debt, including accrued interest, was settled for The Cromwell with Caesars Entertainment and for Harrah's New Orleans with CEOC. The settlement was accounted for as a net equity contribution in the amount of $139.9 million.
CIE Credit Facility
Caesars Interactive has entered into Credit Facility whereby Caesars Entertainment provided to Caesars Interactive unsecured intercompany loans as requested by CIE and approved by Caesars Entertainment on an individual transaction basis. No principal payments are required on the unsecured intercompany loans until their maturity date of November 29, 2016. The unsecured intercompany loans bear interest on the unpaid principal amounts at a rate per annum equal to LIBOR plus 5%.

This credit facility does not have any restrictive or affirmative covenants. The outstanding balance on the Credit Facility was $39.8 million as of both December 31, 2014 and December 31, 2013.
Rock Promissory Notes
In March 2012, Rock and CIE entered into an agreement pursuant to which Rock purchased approximately 6,155 shares of CIE common stock for $30.4 million in cash and agreed to purchase additional shares of CIE common stock on or before July 2, 2012. CIE used the proceeds from this sale to prepay a portion of the then outstanding balance on the credit facility. In June 2012, CIE and Rock modified the agreement with Rock such that CIE issued to Rock approximately 382 shares of CIE common stock and a promissory note for $28.5 million in exchange for $30.4 million in cash. The promissory note was convertible into approximately 5,773 shares of CIE common stock. In November 2012, CIE issued to Rock an additional promissory note for $19.2 million in exchange for $19.2 million in cash. The additional promissory note was convertible into approximately 3,140 shares of CIE common stock. The ability to convert the promissory notes into shares is subject to the satisfaction of certain specified criteria. As the notes were expected to be converted into equity, both promissory notes were classified as long-term in CGP LLC's Combined and Consolidated Balance Sheets at December 31, 2013. Both promissory notes automatically converted into 8,913 shares of CIE common stock in November 2014.
Escrow Release
In connection with the Second Closing, CGPH repaid in full the $700.0 million First Closing Term Loan and the $476.9 million senior secured term loan of PHWLV. The purchase price of the Second Closing and the repayment of the debt noted in the prior sentence were funded by the Borrower with the proceeds of the 2022 Notes and CGPH Term Loan of the Borrower, which were previously held in escrow.
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
Funds held in escrow under this agreement were classified as restricted cash, the result of which were large increases and decreases in restricted cash for the year ended December 31, 2014 as presented in the Combined and Consolidated Statements of Cash Flows.
Contingently Issuable Non-voting Membership Units
Pursuant to the terms of the CGP Operating Agreement, in conjunction with CGP LLC's acquisition of CIE from Caesars Entertainment, CGP LLC is obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from a specified portion of CIE's social and mobile games business exceeds a predetermined threshold amount in 2015. The number of units to be issued is capped at a value of $225 million divided by the value of the non-voting units on October 21, 2013. On October 21, 2013, CGP LLC recorded a liability of $167.8 million representing the estimated fair value of additional non-voting membership units contingently issuable to Caesars Entertainment in 2016. The contingently issuable non-voting membership units' fair value is based upon a multiple of EBITDA for a specified portion of CIE's social and mobile games earnings for the calendar year 2015 in excess of a predetermined threshold and includes a maximum payout threshold. The estimated fair value of the contingently issuable non-voting membership units at December 31, 2014 and December 31, 2013 was $345.2 million and $306.5 million, respectively. The change in fair value of $38.7 million is reported within the CGP LLC Combined and Consolidated Statements of Operations.
Investment in Senior Notes Previously Issued by a Related Party
At December 31, 2013, CGP LLC owned $1.1 billion of aggregate principal amount of the CEOC Notes.
On May 5, 2014, CGP LLC entered into a Note Purchase Agreement (the "Note Purchase Agreement") by and among CEOC, CGP LLC and Caesars Growth Bonds, LLC (“CG Bonds”), a wholly owned subsidiary of CGP LLC. Pursuant to the Note Purchase Agreement, CGP LLC agreed to sell to CEOC the $427.3 million principal amount of 5.625% senior notes of CEOC due 2015 (the “2015 Notes”) owned by CG Bonds at a price equal to $1,048.75 per $1,000 principal amount representing fair market value. On July 29, 2014, CGP LLC received approximately $451.9 million of consideration (including $3.8 million for interest) as part of the closing of the Note Purchase Agreement.
On August 6, 2014, CGP LLC effectuated a distribution of 100% of its remaining CEOC Notes as a dividend to its members, pro rata based upon each member’s ownership percentage in CGP LLC (the “Notes Distribution”). CAC, as a member of CGP LLC and the holder of 42.4% of the economic interests in CGP LLC at the time of distribution, received in connection with the Notes Distribution $137.5 million in aggregate principal amount of the 6.50% Senior Notes and $151.4 million in aggregate principal amount of the 5.75% Senior Notes.

Other Obligations and Commitments
The table below summarizes CGP LLC's contractual obligations and other commitments as of December 31, 2014.

	Payments Due by Period
(In millions)	Total	0-3 years	4-5 years	After 5 years
Debt payable to third parties, face value (1)	$2,386.2	$57.8	$243.3	$2,085.1
Debt payable to related parties, face value	39.8	39.8	—	—
Estimated interest payments to third parties (2)	1,285.2	569.3	399.9	316.0
Estimated interest payments to related parties (2)	4.5	4.5	—	—
Operating lease obligations	900.9	146.0	95.1	659.8
Other contractual obligations	234.4	186.3	15.6	32.5
	$4,851.0	$1,003.7	$753.9	$3,093.4
_________________________

(1)	Includes a capital lease obligation of $3.9 million.

(2)	Estimated interest for variable rate debt included in this table is based on rates at December 31, 2014.
Off-Balance Sheet Arrangements
CGP LLC did not have any off-balance sheet arrangements at December 31, 2014 or December 31, 2013.
Critical Accounting Policies and Estimates
CGP LLC and Predecessor Growth Partners prepare their financial statements in conformity with GAAP. Certain accounting policies, including the estimated consumption rate of virtual goods that is used for revenue recognition in the social and mobile games business, useful lives of property, equipment and intangible assets, income taxes, accounting for stock-based compensation, the valuation of contingent consideration, the valuation of contingently issuable non-voting membership units, and the evaluation of goodwill and long-lived assets for impairment, require that CGP LLC and Predecessor Growth Partners apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. CGP LLC's and Predecessor Growth Partners' judgments are based on historical experience, terms of existing contracts, observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. For a summary of CGP LLC's and Predecessor Growth Partners' significant accounting policies, please refer to the notes to the audited consolidated financial statements included in Note 1 — Description of Business and Summary of Significant Accounting Policies of the CGP LLC consolidated financial statements and Note 1 — Description of Business and Summary of Significant Accounting Policies of the Predecessor Growth Partners combined financial statements.
CGP LLC and Predecessor Growth Partners consider accounting estimates to be critical accounting policies when:

•	the estimates involve matters that are highly uncertain at the time the accounting estimate is made; and

•	different estimates or changes to estimates could have a material impact on the reported financial position, changes in financial position or results of operations.
When more than one accounting principle, or method of its application, is generally accepted, CGP LLC and Predecessor Growth Partners select the principle or method that they consider to be the most appropriate when given the specific circumstances. Application of these accounting principles requires them to make estimates about the future resolution of existing uncertainties. Due to the inherent uncertainty involving estimates, actual results reported in the future may differ from those estimates. In preparing these financial statements, CGP LLC and Predecessor Growth Partners have made their best estimates and judgments of the amounts and disclosures included in the financial statements, giving regard to materiality.
Principles of Consolidation
CGP LLC consolidates into its financial statements the accounts of any variable interest entity for which it is determined to be the primary beneficiary. CGP LLC analyzes its variable interests to determine if the entity that is party to the variable interest is a variable interest entity in accordance with GAAP. This analysis requires significant judgment on the part of management, and any changes to that judgment could result in reaching a different consolidation conclusion. CGP LLC's analysis includes both quantitative and qualitative reviews. Quantitative analysis is based on the forecasted cash flows of the entity. Qualitative analysis is based on CGP LLC's review of the design of the entity, its organizational structure including decision-making ability and financial agreements. Based on current analysis, Caesars Baltimore Investment Company, LLC, a wholly-owned subsidiary of CGP LLC, has an ownership interest in CR Baltimore Holdings ("CRBH"), a variable interest entity. Caesars Baltimore Investment Company, LLC has been determined to be the primary beneficiary of CRBH and therefore consolidates CRBH into its financial statements. As Caesars Baltimore Investment Company, LLC is wholly-owned by CGP LLC, CGP LLC therefore also consolidates the CRBH variable interest.
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
Up through and including October 21, 2013, Predecessor Growth Partners combined into its financial statements the accounts of any variable interest entity for which it is determined to be the primary beneficiary. Predecessor Growth Partners analyzed its variable interests to determine if the entity that was party to the variable interest was a variable interest entity in accordance with GAAP. Based on the analyses, Predecessor Growth Partners was the primary beneficiary, and therefore had included the Horseshoe Baltimore development project in Maryland, a variable interest entity, in its combined financial statements.
Predecessor Growth Partners' combined financial statements include the accounts of Predecessor Growth Partners and its subsidiaries after elimination of all intercompany accounts and transactions. These combined financial statements include the accounts of all wholly-owned subsidiaries and any partially-owned subsidiaries that Predecessor Growth Partners had the ability to control.
Application of Acquisition Method Accounting
In December 2012, CIE consummated the acquisition of substantially all of the assets of Buffalo Studios, a social and mobile games developer based in Santa Monica, California. Aggregate cash consideration paid for this acquisition was $45.2 million, excluding amounts paid out in 2014 resulting from contingent consideration. In April 2014, CIE paid $58.5 million to the former owners of Buffalo Studios to settle the contingent obligation.
On February 13, 2014, CIE acquired Pacific Interactive UK Limited, a company based in the United Kingdom, and the assets of various affiliates of Pacific Interactive, creator of House of Fun Slots, which is among the leading social and mobile casino-themed games on Facebook, iOS, Android and the Amazon marketplace. CIE recorded contingent consideration payable of approximately $30.5 million associated with this acquisition as of the acquisition date, which has been subsequently adjusted to its estimated fair market value.
CIE applied the acquisition method of accounting to these business combinations, which required the company to identify the acquiring entity, determine the appropriate acquisition date, recognize and measure the identifiable assets acquired and liabilities assumed in the transaction, and recognize and measure goodwill.
The application of the acquisition method accounting guidance had the following effects on its consolidated financial statements: (i) CIE measured the fair value of identifiable assets and liabilities in accordance with promulgated valuation recognition and measurement provisions and recognized such in CGP LLC's consolidated balance sheets as of December 31, 2014 for Buffalo Studios and Pacific Interactive, and as of December 31, 2013 for Buffalo Studios; (ii) CIE reported the operating results of Buffalo Studios in Predecessor Growth Partners' combined statements of operations and cash flows for the final four days of the period ending December 31, 2012 and the period ended October 21, 2013 as well as in CGP LLC's consolidated financial statements for the period from October 22, 2013 through December 31, 2013 and the year ended December 31, 2014; and (iii) CIE reported the operating results of Pacific Interactive subsequent to its acquisition date through December 31, 2014.
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
In total, CIE recorded acquisition date fair values of Buffalo Studios’ assets of approximately $52.9 million, and fair value of liabilities assumed of approximately $2.1 million, excluding contingent consideration. During 2014, CIE recorded acquisition date fair values of Pacific Interactive UK Limited’s assets of approximately $64.2 million, and fair value of liabilities assumed of approximately $12.4 million, excluding contingent consideration.

Investment in CES
Investment in CES consists of membership interests in CES which is a variable interest entity of which CGP LLC is not the primary beneficiary and is therefore accounted for under the cost method (see Note 19 — Related Party Transactions to the CGP LLC Combined and Consolidated Financial Statements in Exhibit 99.1). CGP LLC reviews this investment quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, CGP LLC considers available quantitative and qualitative evidence in evaluating potential impairment of this investment. If the carrying value of our investment exceeds its estimated fair value, CGP LLC evaluates, among other factors, general market conditions, the duration and extent to which the estimated fair value is less than our carrying value, and our intent and ability to hold, or plans to sell, the investment. CGP LLC also considers specific adverse conditions related to the financial health of and business outlook for the investee, including operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new carrying basis in the investment will be established. CGP LLC did not recognize an impairment charge in fiscal year 2014 on this investment.
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
Goodwill and Other Non-Amortizing Intangible Assets
The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. CGP LLC and Predecessor Growth Partners determined the estimated fair values of assets acquired and liabilities assumed after review and consideration of relevant information including discounted cash flows, quoted market prices, and estimates made by management. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is recorded as goodwill.
Predecessor Growth Partners performed its annual goodwill impairment assessment as of September 30, or more frequently if impairment indicators existed. CGP LLC performs its annual goodwill impairment assessment as of October 1, or more frequently if impairment indicators exist. CGP LLC determines, and Predecessor Growth Partners determined, the estimated fair value of each reporting unit based on a combination of EBITDA and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. CGP LLC also evaluates, and Predecessor Growth Partners also evaluated, the aggregate fair value of all of its reporting units and other non-operating assets in comparison to its aggregate debt and equity market capitalization at the test date. EBITDA multiples and discounted cash flows are common measures used to value businesses in CGP LLC's industry.
Predecessor Growth Partners performed an annual impairment assessment of other non-amortizing intangible assets as of September 30 or more frequently if impairment indicators existed. CGP LLC performs its annual impairment assessment of other non-amortizing intangible assets as of October 1 or more frequently if impairment indicators exist. CGP LLC determines, and Predecessor Growth Partners determined, the estimated fair value of non-amortizing intangible assets by primarily using the "Relief from Royalty Method" and "Excess Earnings Method" under the income approach.
The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results, valuation multiples, and discount rates to estimate their fair value. Changes in these assumptions can materially affect these estimates. Thus, to the extent the gaming volumes deteriorate further in the near future, discount rates increase significantly, or CGP LLC does not meet its projected performance, CGP LLC could have impairments to record in the next twelve months, and such impairments could be material. This is especially true for any of our properties where goodwill and other non-amortizing intangible assets have been partially impaired as a result of a recent impairment analysis. As of December 31, 2014, CGP LLC had approximately $299.7 million in total book value of goodwill and $299.4 million of other non-amortizing intangible assets that are at risk of further partial or total impairment should CGP LLC experience minor adverse changes in our significant assumptions in the future. Impairment charges related to goodwill or intangible assets other than goodwill are recognized in impairment of goodwill or impairment of non-amortizing intangible assets in the Combined and Consolidated Statements of Operations. See Note 5 — Goodwill and Other Intangible Assets of the CGP LLC Combined and Consolidated Financial Statements for additional information.

Revenue Recognition
Interactive Entertainment—Social and Mobile Games
CIE derives revenue from the sale of virtual currencies within casino-themed social and mobile games which are played on various global social and mobile third-party platforms. CIE's Slotomania and Bingo Blitz applications represented 71.1% and 89% of CIE’s social and mobile games revenue for the years ended December 31, 2014 and 2013, respectively.
CIE's social and mobile games operate on a free-to-play model, whereby game players may collect virtual currency or other virtual consumable goods (collectively referred to as "virtual goods" or "virtual currency") free of charge through the passage of time or through targeted marketing promotions. Additionally, players have the ability to send free "gifts" of virtual goods to their friends through interactions with certain social platforms. If a game player wishes to obtain virtual goods above and beyond the level of free virtual goods available to that player, the player may purchase additional virtual goods. Once a purchase is completed, the virtual goods are deposited into the player's account and are not separately identifiable from previously purchased virtual goods or virtual goods obtained by the game player for free.
Once obtained, virtual currency (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play. When virtual currency is played in the games, the game player could "win" and would be awarded additional virtual currency, or could "lose" and lose the future use of that virtual currency. As the game player does not receive any additional benefit from the games, nor is the game player entitled to any additional rights once the game player’s virtual goods are substantially consumed, CIE has concluded that the virtual goods represent consumable goods.
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
Because CIE is unable to distinguish between the consumption of purchased or free virtual currency, CIE must estimate the amount of outstanding purchased virtual currency at each reporting period based on customer behavior. Based upon an analysis of the customers’ historical play behavior, the timing difference between when virtual currencies are purchased by a customer and when those virtual currencies are consumed in gameplay is relatively short. CIE records within Other current liabilities the deferred revenue associated with its social and mobile games, and also records within Prepayments and other current assets the prepaid platform fees associated with this deferred revenue.
As of December 31, 2014 and 2013, CIE had deferred revenue associated with its social and mobile games of $3.0 million and $2.2 million, respectively, recorded within Other current liabilities on its Combined and Consolidated Balance Sheets. CIE also recorded within Prepayments and other current assets the prepaid platform fees associated with this deferred revenue, aggregating $0.9 million and $0.7 million at December 31, 2014 and 2013, respectively.
CIE continues to gather detailed customer play behavior and assesses this data in relation to its revenue recognition policy. To the extent the customer play behavior changes, CIE reassesses its estimates and assumptions used for revenue recognition.
The Company's games are played on various social and mobile third-party platforms for which such third parties collect monies from CIE's customers and pay CIE an amount after deducting a platform fee. CIE is the primary obligor with its customers, and under these arrangements, retains the ability to establish the pricing for its virtual currencies and assumes all credit risk with its customers.
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
Contingently Issuable Non-voting Membership Units
Pursuant to the terms of the Transactions, CGP LLC is obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from certain portions of CIE's social and mobile games business exceeds a specified threshold amount in 2015. The number of units to be issued is capped at a value of $225.0 million divided by the value of the non-voting units at the date of the Transactions. This instrument is considered a derivative instrument. Therefore, the balance of this liability is adjusted to reflect the expected number of non-voting units to be issued at the current estimated fair value of those units at each reporting date. Fair value is based upon a multiple of EBITDA for a specified portion of CIE's social and mobile games earnings for the calendar year 2015 in excess of a predetermined threshold and includes a maximum payout threshold. Both the estimate of the number of units to be issued and the estimated fair value of non-voting units at the reporting date fall into Level 3 within the fair value hierarchy. The significant unobservable input used in the fair value measurement of the Contingently issuable non-voting membership units payable is forecasted earnings. Significant changes in forecasted earnings would result in a significantly higher or lower fair value measurement.
Stock-based Compensation
In addition to the CAC Equity Plan, Caesars Entertainment grants stock-based compensation awards in Caesars Entertainment common stock to certain employees that work for the management companies of the casino properties under the Caesars 2012 Performance Incentive Plan. Caesars Entertainment’s allocated expenses associated with casino properties executives' stock-based awards for the years ended December 31, 2014 and 2013 were not material to the Combined and Consolidated Financial Statements.
CIE grants stock-based compensation awards in CIE common stock to its employees and service providers in accordance with the Caesars Interactive Entertainment, Inc. Amended and Restated Management Equity Incentive Plan (the "Plan"), which is intended to promote the interests of CIE and its shareholders by providing key employees, directors, service providers and consultants with an incentive to encourage their continued employment or service and improve the growth and profitability of CIE. The Plan provides for the Plan to be administered by the Human Resources Committee ("HRC") of the Committee. As a matter of policy, the exercise price of all options granted under the Plan has been determined by the Committee to ensure that the exercise price of options granted under the Plan complies with the requirement that such exercise price is not less than the fair market value of the underlying shares at the respective grant dates.
In February 2014, the Committee approved a liquidity plan, setting forth the terms and conditions upon which CIE may elect to purchase, or cause to be purchased, CIE owned shares and/or shares underlying options, RSUs, restricted stock or warrants ("deemed held shares") held by eligible individuals, from time to time, during the term of the plan, and providing the eligible individuals with a market for their CIE shares and/or deemed held shares (the “Liquidity Plan”).
The following is a description of the components of these programs under the Plan as of December 31, 2014:
Stock Options and Warrants
Time-based stock options and warrants have been granted to employees and non-employees, and are subject to graded vesting periods ranging from four to seven years. Vesting is subject to the participant’s continued employment or service, through the applicable vesting date.
Certain CIE employees have been granted CIE stock options, and one service provider has been granted a warrant to purchase common stock of Caesars Entertainment, with vesting conditions associated with the legalization and implementation of online gaming in the U.S. These stock options and warrants vest based on conditions other than market, performance or service conditions and therefore have been recorded as liability-classified instruments and are measured at their fair value at each reporting date for accounting purposes.
    All warrants to non-employees and the majority of the stock options to employees and non-employees contain a call option, at a fixed amount, which is exercisable by CIE. Since the embedded call feature is at a fixed price, the call feature could result in a repurchase amount that is less than the fair value of the underlying shares. Therefore, these options and warrants are liability-classified instruments and are measured at fair value at each reporting date for accounting purposes. Prior to 2014, options without the call provision were equity-classified instruments and were measured at their fair value at the date of grant for accounting purposes. All unexercised options and warrants expire on the tenth anniversary of the grant date.
As described above, the Committee approved the Liquidity Plan to provide offers to repurchase certain awards and CIE shares from participants of the Plan. For accounting purposes, the provisions of the Liquidity Plan were deemed to modify the awards underlying the Plan. Effectively, the Company has determined to account for the subject stock options and warrants as if CIE has a conditional obligation to settle such options in cash at some future date pursuant to the Liquidity Plan. However, (i) the Liquidity Plan is fully at CIE's discretion, (ii) requires additional approval by the HRC for all future purchases and (iii)

makes no commitment that any specific employees will be permitted to participate in future shares or deemed share purchases, if any. As a result of this modification, all outstanding options and warrants granted under the Plan were modified to be accounted for as liability-classified awards at December 31, 2014.
Restricted Shares and RSU's
Certain key employees of a subsidiary of CIE have been granted restricted shares which became fully vested during 2014.
On June 2, 2013, CIE entered into a binding memorandum of understanding (the "MOU") for the separation of employment of a senior management team member of a subsidiary of CIE. Under the MOU, this individual has agreed to forfeit his unvested options and exercise his vested options, and the Company has agreed to purchase from this individual, at an agreed upon price, the shares he acquires pursuant to the exercise of his options, plus previously owned Management Shares and restricted shares. As a result of the MOU, CGP LLC accounted for the anticipated repurchase of restricted shares as a modification, reclassified the award to a liability from equity, and recorded the award at the agreed-upon repurchase price, which approximated fair value at that date.
In June 2014, a final separation agreement was reached on terms substantially similar to the MOU with the exception of the requirement to purchase the employee's restricted stock. In the final separation agreement, the restricted shares vested but were not purchased.
Certain key CIE employees were granted RSUs, which are subject to vesting periods ranging from two to seven years. For RSU awards subject to a seven-year vesting period, 25% of the award vests ratably over four years, 25% vests ratably over 5 years, 25% vests ratably over six years and 25% vests ratably over seven years. The remaining RSUs are subject to either cliff vesting, whereby 100% of the award vests once the service period has been met, or graded vesting, whereby the award vests ratably over the service period.
For the period from October 22 through December 31, 2013, restricted shares and RSUs were equity-classified instruments and were measured at their fair value at the date of grant for accounting purposes. As of December 31, 2014, restricted shares and RSUs were subject to the provisions of the Liquidity Plan as described above and were deemed modified in 2014. As a result of this modification, the Company reversed any previously recorded expense and recorded the restricted shares and RSUs at fair value at December 31, 2014. If a restricted share or RSU is not repurchased within six months and one day of vesting, the award will be reclassified to equity and CIE will no longer record the award at fair value.
Management Shares
In January 2013, CIE offered to purchase a portion of the Management Shares owned by certain members of CIE management at a price of $5,221 per share. Aggregate consideration paid by CIE for all shares purchased in the transaction amounted to $2.7 million.
In July 2013, CIE offered to purchase a portion of the Management Shares owned by certain members of CIE management at a price of $5,446 per share. Aggregate consideration paid by CIE for all shares purchased in the transaction amounted to $7.2 million.
In February and August 2014, CIE repurchased management shares and deemed held shares under the provisions of the Liquidity Plan at $8,000 and $10,710 per share, respectively. Aggregate consideration paid by CIE under the Liquidity Plan totaled $28.6 million during the year ended December 31, 2014.
In January 2015, CIE repurchased management shares and deemed held shares under the provisions of the Liquidity Plan at $12,630 per share. Aggregate consideration paid by CIE under the Liquidity Plan in January 2015 totaled $24.3 million, of which $9.3 million related to management shares and $15.0 million related to deemed held shares for vested awards granted under the Plan.
Valuation of CIE Common Stock
CIE determines the value of its common stock in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the "Practice Aid"). The valuations of CIE’s common stock were performed retrospectively by an internal valuation specialist for valuation dates of March 31, 2012 and earlier. The valuations of CIE’s common stock were performed contemporaneously by this same internal valuation specialist for the valuation dates between March 31, 2012 and June 30, 2012. Valuations subsequent to June 30, 2012 were determined with the assistance of a third-party valuation firm.

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
Through December 31, 2014, CIE performed valuations of its common stock and took into account facts and circumstances specific to each quarter. Given the relative independence of the components of the entity, the valuation specialists, both internal and external, performed sum of the parts valuations which used a combination of market-based and income-based approaches for the various business components to determine the value of each component of the business, and then aggregated these component values to arrive at the estimated business enterprise value.
After concluding on a business enterprise value, the valuation specialists then converted that value to an equity value by subtracting the debt on the balance sheets as of each valuation date. The resultant equity value was divided by the number of outstanding common shares at each valuation date to determine the fair value of an individual share of common stock.
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
The following are the facts and circumstances considered in each quarter in determining the business enterprise value:
Quarter Ended March 31, 2012
The fair value of CIE's common stock as of March 31, 2012 was $4,847 per share. During this quarter, CIE closed the aforementioned transaction in which CIE sold its shares to a third-party, and the value implied by that transaction was determined to be the best indicator of value as of the valuation date. The modest increase reflects the accumulation of cash generated from operations during the quarter.
Quarter Ended June 30, 2012
The fair value of CIE's common stock as of June 30, 2012 was $4,985 per share. The modest increase reflects the net impact of positive operating results during the quarter, which were mostly offset by the reduction in market valuations of CIE's peer companies used in its internal valuation process.
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

Quarter Ended March 31, 2013
The fair value of CIE’s common stock as of March 31, 2013 was $5,500 per share. Shortly after the quarter, CAC and Caesars Entertainment reached agreement on the Transactions, and the value implied by that transaction was determined to be the best indicator of value as of the valuation date. The modest increase from the prior quarter reflects primarily the accumulation of cash generated from operations, including growth from the acquisition of Buffalo Studios during the fourth quarter.
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
Quarter Ended March 31, 2014
The fair value of CIE’s common stock as of March 31, 2014 was $9,950 per share. During the quarter CIE acquired Pacific Interactive, owner/operator of House of Fun Slots. The increase in the share price was directly attributable to the executed synergies to result from this acquisition, as well as organic growth in CIE’s legacy social & mobile games. Additionally, the increase in share price was attributable to fewer diluted shares at March 31, 2014 compared to December 31, 2013 as a result of CIE repurchasing deemed held shares under its Liquidity Plan.
Quarter Ended June 30, 2014
The fair value of CIE’s common stock as of June 30, 2014 was $10,710 per share. The increase in CIE’s share price was driven by organic growth in CIE’s legacy social & mobile games as well as better than expected results from Pacific Interactive, which was acquired in the middle of Q1 2014. Additionally, CIE had fewer diluted shares outstanding at June 30, 2014 compared to March 31, 2014 as a result of repurchasing management shares in accordance with a severance agreement with a former Playtika executive.
Quarter Ended September 30, 2014
The fair value of CIE’s common stock as of September 30, 2014 was $11,050 per share. The increase in CIE’s share price was primarily driven by an accumulation of cash and fewer diluted shares at September 30, 2014 when compared to
June 30, 2014. In August 2014, CIE repurchased deemed held shares and management shares under its Liquidity Plan, which resulted in fewer diluted shares outstanding at September 30, 2014.
Quarter Ended December 31, 2014
The fair value of CIE's common stock as of December 31, 2014 was $12,630 per share. The increase in CIE’s share price was primarily driven by an accumulation of cash at December 31, 2014 and continued growth in CIE’s social and mobile games. In addition, the discount rates used to value the shares were lower at December 31, 2014 compared to the previous quarters in 2014 primarily as a result of a decrease in the risk-free rate.
Share-based Payments to Non-Employees of CAC or CGP LLC
On April 9, 2014, the Board approved the CAC Equity-Based Compensation Plan for CEC Employees for officers and employees of CEC and its subsidiaries as well as certain other individual consultants and advisers of CEC and its subsidiaries. CEC will administer the Equity Plan. Under the Equity Plan, CEC is authorized to grant stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, cash awards, rights to purchase or acquire shares or similar securities in the form of or with a value related to our Common Stock to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries. The Equity Plan will terminate ten years after approval by the Board. Subject to adjustments in connection with certain changes in capitalization, the maximum value of the shares of our Common Stock that may be delivered pursuant to awards under the Equity Plan is $25.0 million.
On May 8, 2014, CEC granted awards to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries in accordance with the Equity Plan in order to reward and provide incentive for services provided in their capacity, promote the success of CGP LLC and more closely align the interests of such individuals with those of the stockholders of the Company. Awards under this plan vest one-third on each of October 21, 2014, 2015 and 2016. Expense associated with the vesting of such awards is recorded as management fee expense by CGP LLC, totaling $9.9 million for the year ended December 31, 2014. Upon issuance of shares pursuant to this plan, such shares will be contributed to CGP LLC by CAC as additional investment into that entity, at which time CGP LLC will settle its management fee obligation with CEC and its subsidiaries through a distribution of such shares to CEC. Also upon issuance of shares pursuant to this plan, CGP LLC will issue an equivalent number of voting units in CGP LLC and distribute those units to CAC. As CAC will receive voting units in CGP LLC in exchange for the shares of CAC issued pursuant to this plan, there is no expected dilutive impact to CAC's Earnings per Share ("EPS") (see Note 4 — Stockholders’ Equity and Earnings Per Share).
Investment in Senior Notes Previously Issued by a Related Party
Predecessor Growth Partners' investments in senior notes of approximately $1.1 billion, issued by CEOC, a related party, were classified as available for sale investments and recorded at fair value with changes in fair value being recorded in Accumulated other comprehensive income. The CEOC Notes had fixed interest rates ranging from 5.625% to 6.50% and maturities ranging from 2015 to 2017. Any discount or premium was amortized to interest income using the effective interest method. CGP LLC classified the investment in notes from related party as current or long-term depending on the maturity of the instruments along with management’s intent on holding such instruments.
On May 5, 2014 CGP LLC entered into a note purchase agreement to sell a portion of its CEOC Notes back to CEOC at fair market value. On July 29, 2014, CGP LLC received $451.9 million of consideration (including $3.8 million for interest) in connection with the CEOC Notes purchase transaction and recognized a gain of $99.4 million.
On August 6, 2014, CGP LLC effectuated a distribution of its 5.75% and 6.50% CEOC Notes as a dividend to its members, pro-rata based upon each member’s ownership percentage in CGP LLC (the "Notes Distribution"). Immediately prior to the Notes Distribution, CGP LLC recorded an impairment charge of $63.5 million to recognize losses that had been accumulated in equity, given that CGP LLC would not recover its amortized cost basis in the CEOC Notes.
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
For periods reported through October 21, 2013, the provision for income taxes for Predecessor Growth Partners represents the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes as if Predecessor Growth Partners filed separate U.S. federal, state, and foreign income tax returns. For the period from October 22, 2013 through May 2014, the provision for income taxes for CGP LLC represents the income taxes from its corporate subsidiary, CIE, which was taxed as a corporation for federal, state and foreign income tax purposes, and also includes the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes for the period up to the date of acquisition by CGP LLC for the properties acquired from CEOC in May 2014. For periods subsequent to the May 2014 acquisitions, the provision for income taxes for CGP LLC represents the income taxes from its corporate subsidiary, CIE.
Recent Accounting Pronouncements
The information regarding recent accounting pronouncements is included in Note 2 — Recently Issued Accounting Pronouncements to the CGP LLC Combined and Consolidated Financial Statements in Exhibit 99.1 and under Recently Issued Accounting Pronouncements in Note 1 — Description of Business and Summary of Significant Accounting Policies to the Predecessor Growth Partners Combined Financial Statements.
Other Items
Formation of Caesars Enterprise Services, LLC
CES, a new services joint venture among CEOC, CERP, a subsidiary of Caesars Entertainment, and CGPH, (together the “Members” and each a “Member”) manages our Properties and provides us with access to Caesars Entertainment’s management expertise, intellectual property, back office services and Total Rewards loyalty program. CES also employs personnel under each property’s corresponding property management agreement. Operating expenses are allocated to each Member with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements. Corporate expenses that are not allocated to the properties directly are allocated by CES to CEOC, CERP, and CGPH according to their allocation percentages (initially 70.0%, 24.6% and 5.4%, respectively), subject to annual review. On October 1, 2014, CES began operations in Nevada, Louisiana and certain other jurisdictions in which regulatory approval had been received or was not required, including through the commencement of direct employment by CES of certain designated enterprise-wide employees.
Omnibus License and Enterprise Services Agreement
On May 20, 2014, the Members entered into the Omnibus Agreement, which granted licenses to the Members and certain of their affiliates in connection with the implementation of CES. Initial contributions by the Members included a $22.5 million cash payment by CGP LLC on behalf of CGPH. Pursuant to a capital call during the fourth quarter of 2014, CGP LLC contributed an additional $0.1 million on behalf of CGPH. CGP LLC’s cash payments on behalf of CGPH resulted in an increase to CGP LLC’s investment in CGPH. Additionally, CGPH recognized a non-cash investment in CES. On October 1, 2014 and January 1, 2015, the Members transitioned certain executives and employees to CES and the services of such employees were available as part of CES’s provision of services to the Members and certain of their affiliates that own properties that require CES services under the Omnibus Agreement.
Under the Omnibus Agreement, CEOC, CLC, CWI, CGPH and certain of their subsidiaries that granted CES a non-exclusive, irrevocable, world-wide, royalty-free license in and to all intellectual property owned or used by such licensors, including all intellectual property (a) currently used, or contemplated to be used, in connection with the properties owned by the Members and their respective affiliates, including any and all intellectual property related to the Total Rewards program, and (b) necessary for the provision of services contemplated by the Omnibus Agreement and by the applicable management agreement for any such property (collectively, the “Enterprise Assets”).
CES granted to the properties owned or controlled by the Members, and their respective affiliates, non-exclusive licenses to the Enterprise Assets. CES granted to CEOC, CLC, CWI, CGPH and the properties owned or controlled by the Members licenses to any intellectual property that CES develops or acquires in the future that is not a derivative of the intellectual property licensed to it. CES also granted to CEOC, CLC, CWI and CGPH a non-exclusive license to intellectual property specific to the properties controlled by CGPH, CERP and their subsidiaries for any uses consistent with the uses made by CEOC, CLC, and CWI with respect to such intellectual property prior to the date of the Omnibus Agreement.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
CAESARS ACQUISITION COMPANY
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, currency exchange rates and commodity prices.
Market Risks Related to Investments
CAC's primary exposure to market risk is related to concentration of credit risk associated with its investments in debt securities which are included as a component of equity in our Balance Sheets as these investments are not diversified across industries or companies.
CAC does not purchase or hold any derivative financial instruments for hedging or trading purposes.
CAESARS GROWTH PARTNERS, LLC
Market Risks Related to Debt
Planet Hollywood has an interest rate cap agreement for a notional amount of $501.4 million at a LIBOR cap rate of 7.0%, which matures on April 9, 2015.
Assuming a constant outstanding balance for our variable rate debt with both third parties and with related parties, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by $3.1 million. At December 31, 2014, the weighted average USD LIBOR rate on our variable rate debt was 0.23%. A hypothetical reduction of this rate to 0% would decrease interest expense for the next twelve months by $0.1 million.
CGP LLC does not purchase or hold any derivative financial instruments for trading purposes.
As of December 31, 2014, our third party long-term variable rate debt reflects borrowings under our Credit Facilities provided to us by a consortium of banks with a total capacity of $1,833.7 million. The interest rates charged on borrowings under these facilities are a function of LIBOR. As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes.

Debt covenant compliance is disclosed in the Liquidity and Capital Resources section above.
Market Risks Related to Foreign Currency
CGP LLC’s foreign currency risk primarily relates to social and mobile games revenue generated outside of the United States, operating expenses of CIE's offices in Montreal, Argentina, Romania, Tel Aviv, Belarus, Ukraine, and the UK, and cash denominated in foreign currencies. Approximately 38.8% of CIE’s 2014 social and mobile games revenue is generated outside of the United States, and approximately 3.0% of CGP LLC’s Cash and cash equivalents balance is denominated in currencies other than the U.S. Dollar as of December 31, 2014.
For the years ended December 31, 2014 and 2013, CGP LLC recognized a loss of $5.4 million and $0.1 million in each period related to transactions denominated in foreign currencies. This loss is primarily associated with the strength of the US Dollar when compared to the Israeli New Shekel during the year ended December 31, 2014.
The SEC staff has indicated that the Belarus economy should be treated as highly inflationary as defined under GAAP. While we have operations in Belarus, we do not consider them to be material to our financial results.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Caesars Acquisition Company
We have audited the accompanying balance sheets of Caesars Acquisition Company (the “Company”) as of December 31, 2014 and 2013 and the related statements of comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2014 and the period from February 25, 2013 (inception date) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of Caesars Acquisition Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the year ended December 31, 2014 and the period from February 25, 2013 through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 7 to the financial statements, the Company is a defendant in litigation and other Noteholder Disputes relating to certain transactions with related parties.
As discussed in Note 1 to the financial statements, on December 21, 2014, the Company and Caesars Entertainment Corporation entered into an Agreement and Plan of Merger, pursuant to which, among other things, the Company plans to merge with and into Caesars Entertainment Corporation, with Caesars Entertainment Corporation as the surviving company.

/s/ Deloitte & Touche LLP
Las Vegas, Nevada
March 16, 2015

CAESARS ACQUISITION COMPANY
BALANCE SHEETS
(In millions, except par value and share data)

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$8.8	$—
Prepayments and other current assets	20.5	7.7
Total current assets	29.3	7.7

Equity method investment in Caesars Growth Partners, LLC	1,030.0	1,141.9
Deferred tax assets	—	5.7
Total assets	$1,059.3	$1,155.3

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$1.4
Payable to related party	—	0.1
Accrued expenses	0.6	—
Deferred tax liabilities	0.3	0.4
Total current liabilities	0.9	1.9
Deferred tax liabilities	35.3	—
Total liabilities	36.2	1.9

Commitments and contingencies (Note 7)

Equity
Common stock: $0.001 par value; 300,000,000 Class A shares and 900,000,000 Class B shares authorized at December 31, 2014 and December 31, 2013; 136,386,894 and 135,771,882 Class A shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	1,003.9	1,148.8
Retained earnings	19.1	4.5
Total stockholders' equity	1,023.1	1,153.4
Total liabilities and stockholders' equity	$1,059.3	$1,155.3

See accompanying Notes to Financial Statements.

CAESARS ACQUISITION COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31, 2014	February 25, 2013 Through December 31, 2013
Revenues	$—	$—
Operating expenses	25.4	0.4
Loss from operations	(25.4)	(0.4)

Income from equity method investment in Caesars Growth Partners, LLC	79.4	7.3
Income before provision for income taxes	54.0	6.9
Provision for income taxes	(39.4)	(2.4)
Net income	14.6	4.5
Other comprehensive income, net of income taxes	—	—
Comprehensive income	$14.6	$4.5

Earnings per share
Basic	$0.11	$0.19
Diluted	$0.11	$0.19
Weighted average common shares outstanding
Basic	135.9	23.5
Diluted	136.0	23.5

See accompanying Notes to Financial Statements.

CAESARS ACQUISITION COMPANY
STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance at February 25, 2013	$—	$—	$—	$—
Net income	—	—	4.5	4.5
Initial public offering	0.1	1,173.0	—	1,173.1
Restoration of value of subscription rights to Caesars Entertainment	—	(21.1)	—	(21.1)
Issuance costs	—	(10.8)	—	(10.8)
Balance at December 31, 2013, as previously reported	0.1	1,141.1	4.5	1,145.7
Prior-period adjustment (see Note 1)	—	7.7	—	7.7
Balance at December 31, 2013	0.1	1,148.8	4.5	1,153.4
Net income	—	—	14.6	14.6
Stock-based compensation	—	2.8	—	2.8
Common stock issuances per PIP Plan	—	(0.2)	—	(0.2)
Common stock issuances per CAC Equity-Based Compensation Plan for CEC Employees	—	4.8	—	4.8
Investment in notes from related party, net of interest received and taxes	—	(152.3)	—	(152.3)
Balance at December 31, 2014	$0.1	$1,003.9	$19.1	$1,023.1

See accompanying Notes to Financial Statements.

CAESARS ACQUISITION COMPANY
STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31, 2014	February 25, 2013 Through December 31, 2013
Cash flows from operating activities
Net income	$14.6	$4.5
Adjustments to reconcile net income to cash flows provided by operating activities
Income from equity method investment in Caesars Growth Partners, LLC	(79.4)	(7.3)
Distribution from equity method investee Caesars Growth Partners, LLC	36.3	6.6
Stock-based compensation	2.8	—
Related party bond interest tax provision	(1.4)	—
Deferred income taxes	40.9	(5.3)
Change in assets and liabilities:
Prepayments and other current assets	(12.9)	—
Accounts payable	(1.4)	1.4
Payable to related party	(0.1)	0.1
Accrued expenses	0.6	—
Cash flows provided by operating activities	—	—
Cash flows from investing activities
Purchase of investment in Caesars Growth Partners, LLC	—	(1,173.1)
Cash flows used in investing activities	—	(1,173.1)
Cash flows from financing activities
Issuance of common stock	—	1,173.1
Interest received from related party	8.8	—
Cash flows provided by financing activities	8.8	1,173.1
Net increase in cash and cash equivalents	8.8	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$8.8	$—

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

(iv)
CGP LLC subsequently used $360.0 million of the proceeds received from CAC in clause (iii) above to purchase from Caesars Entertainment Operating Company, Inc. ("CEOC"), a majority-owned subsidiary of Caesars Entertainment (we refer to the following assets as the "Purchased Assets"):

a.	the equity interests of PHWLV, LLC ("PHWLV"), which holds the Planet Hollywood Resort & Casino in Las Vegas ("Planet Hollywood");

b.
the equity interests of Caesars Baltimore Investment Company, LLC (the "Maryland Joint Venture") the entity that indirectly holds interests in the owner of the Horseshoe Baltimore Casino ("Horseshoe Baltimore") in Maryland, a licensed casino that opened in August 2014; and

c.	a 50% interest in the management fee revenues of PHW Manager, LLC ("PHW Manager"), which manages Planet Hollywood, and Caesars Baltimore Management Company LLC, which manages Horseshoe Baltimore.

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

Prior to the consummation of the Transactions, Planet Hollywood was owned by PHW Las Vegas, LLC ("PHW Las Vegas"). On October 21, 2013, in connection with and prior to the closing of the Transactions, PHW Las Vegas contributed and assigned to PHWLV, a wholly-owned subsidiary of PHW Las Vegas, and PHWLV accepted and assumed from PHW Las Vegas, all of the assets and liabilities of PHW Las Vegas, including Planet Hollywood.
The closing of the Rights Offering for subscription rights not previously exercised by the Sponsors, and for any over-subscription privileges including over-subscription privileges exercised by the Sponsors, occurred on November 18, 2013, and CAC distributed a total of 135,771,882 shares of Class A common stock to the holders of subscription rights who validly exercised their subscription rights and paid the subscription price in full. CAC received aggregate gross proceeds from the Rights Offering of approximately $1,173.1 million. Effective November 19, 2013, our common stock trades on the NASDAQ Global Select Market (the "NASDAQ") under the symbol "CACQ."
Pursuant to the terms of the Transactions, CGP LLC is obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from a specified portion of CIE's social and mobile games business exceeds a pre-determined threshold amount in 2015. The number of units to be issued is capped at a value of $225 million divided by the value of the non-voting units at the date of the Transactions.
CGP LLC reimbursed Caesars Entertainment and CAC for approximately $24.8 million for fees and expenses incurred in connection with the Transactions.
CAC serves as CGP LLC’s managing member and sole holder of all of its outstanding voting units. CAC’s primary asset is its membership interest in CGP LLC and does not have any operations other than through its interest in CGP LLC. Certain subsidiaries of Caesars Entertainment hold all of CGP LLC’s outstanding non-voting units.
Asset Purchase Transactions
JCC Holding Company II, LLC and its subsidiaries (collectively known as "Harrah's New Orleans"), 3535 LV Corp. (formerly known as "The Quad" and recently rebranded as "The LINQ Hotel & Casino"), indirect subsidiaries of Parball Corporation (collectively known as "Bally's Las Vegas") and Corner Investment Company, LLC and its subsidiaries, (collectively known as "The Cromwell") were direct wholly-owned subsidiaries of CEOC, which is a majority-owned subsidiary of CEC.
On May 5, 2014, Caesars Growth Properties Holdings, LLC ("CGPH", an indirect, wholly-owned subsidiary of CGP LLC, acquired through one or more subsidiaries (i) The Cromwell, The LINQ Hotel & Casino, and Bally’s Las Vegas, (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreements entered between a Property Manager (as defined) and the owners of each of these properties and (iii) certain intellectual property that is specific to each of these properties (collectively referred to as the "First Closing" or "Acquired Properties Transaction"). On May 5, 2014, CGP LLC contributed the equity interests of PHWLV and a 50% interest in the management fee revenues of PHW Manager to CGPH.
On May 20, 2014, CGPH through one or more subsidiaries acquired (i) Harrah’s New Orleans, (ii) 50% of the ongoing management fees and any termination fees payable under the Louisiana property management agreement entered between a Property Manager and the owners of Harrah's New Orleans and (iii) certain intellectual property that is specific to Harrah's New Orleans (the "Second Closing" or "Harrah's Transaction").
CGPH paid $2.0 billion, less outstanding debt assumed, for the Asset Purchase Transactions.
In connection with the Acquired Properties Transaction and the Harrah's Transaction, CGPH and Caesars Growth Properties Finance, Inc. (together, the "Issuers"), issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 (the "2022 Notes"). On May 8, 2014, CGPH closed on $1.175 billion of term loans (the "CGPH Term Loan") pursuant to a credit agreement.
Harrah's New Orleans owns an entertainment facility located in downtown New Orleans, Louisiana, composed of a casino, a hotel, multiple restaurants, and retail outlets. Planet Hollywood, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell each own casino and hotel entertainment facilities located on Las Vegas Boulevard, in Las Vegas, Nevada. The Cromwell’s gaming floor opened on April 21, 2014 and its 188 hotel rooms became available to guests starting on May 21, 2014. Each of the Acquired Properties has entered into property management agreements with affiliates of Caesars Entertainment.
The agreements to purchase these properties contain indemnification obligations by CEC and the Sellers (as defined in the Agreement) for, among others, amounts expended for new construction and renovation at The LINQ Hotel & Casino in excess of the $223.0 million budgeted for renovation expenses (up to a maximum amount equal to 15% of such budgeted amount and subject to certain exceptions) and certain liabilities arising under employee benefit plans.
Proposed Merger of CAC with CEC
On December 21, 2014, the Company and CEC entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, CAC will merge with and into CEC, with CEC as the surviving company (the “Merger”).
Pursuant to the terms of the Merger Agreement, and subject to the overall restructuring of CEOC, regulatory approval and other closing conditions, upon consummation of the Merger, each share of class A common stock, par value $0.001 per share, of CAC ("CAC Common Stock" or "Common Stock") issued and outstanding immediately prior to the effective time of the Merger will be converted into, and become exchangeable for, that number of shares of CEC common stock, par value $0.01 per share (“CEC Common Stock”), equal to 0.664 (the “Exchange Ratio”), provided that during the Adjustment Period (as described below), the Special Committee of CAC’s Board of Directors (the “CAC Special Committee”) and the Special Committee of CEC’s Board of Directors (the “CEC Special Committee”), each composed solely of independent directors, will determine if there should be an adjustment to the Exchange Ratio and the amount of any such adjustment, taking into consideration all relevant facts and circumstances affecting the intrinsic value of CAC and CEC. The Adjustment Period is the

14 day period beginning on the later of (i) the date that the CEOC restructuring plan is confirmed and (ii) the date that both CAC and CEC confirm that their respective independent financial advisors have received all information as may be reasonably necessary or advisable in order to render a fairness opinion concerning the Exchange Ratio. If at the end of the Adjustment Period, the CAC Special Committee and the CEC Special Committee have not agreed to an adjustment to the Exchange Ratio, there will not be an adjustment to the Exchange Ratio. Within five business days following the end of the Adjustment Period, either CAC or CEC may terminate the Merger Agreement if (a) the CAC Special Committee and the CEC Special Committee cannot agree on an Exchange Ratio adjustment and a failure to terminate the Merger Agreement would be inconsistent with their respective directors’ fiduciary duties or (b) the CAC Special Committee or the CEC Special Committee, as applicable, has not received an opinion of its respective financial advisor that the Exchange Ratio (as adjusted, if applicable) is fair, from a financial point of view to CAC and its public stockholders or CEC, as applicable.
Under the Merger Agreement, CEC has agreed to use reasonable best efforts to (i) cause the implementation of the restructuring of certain of CEC’s subsidiaries as contemplated by that certain Restructuring Support and Forbearance Agreement, dated as of December 19, 2014, among CEOC, CEC, LeverageSource III (H Holdings), L.P., LeverageSource V, L.P. and each of the holders of first lien bond claims party thereto (the “Restructuring Support Agreement”) and (ii) consult with CAC regarding certain additional actions in connection with the bankruptcy filing contemplated by the Restructuring Support Agreement if CEC determines, in its reasonable discretion, that such additional actions could reasonably be expected to be materially adverse to CAC.
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
Certain prior year Balance Sheet amounts were reclassified to conform to the fiscal 2014 presentation including a reclassification of $2.5 million to decrease Receivables, net, and increase Prepayments and other current assets. In addition, subsequent to the issuance of the Company’s fiscal 2013 financial statements, management identified errors related to the Company’s accounting for the tax impact on the restoration of value of subscription rights to CEC resulting in a restatement of amounts previously reported at December 31, 2013. The Balance Sheet was adjusted to increase Prepayments and other current assets by $4.1 million from amounts previously reported, increase Deferred tax assets by $3.6 million from amounts previously reported, and increase Additional paid-in capital by $7.7 million from amounts previously reported. The Statement of Stockholders' Equity reflects a $7.7 million increase to Additional paid-in capital from amounts previously reported. The Statement of Cash Flows was adjusted to include a $3.6 million decrease in Deferred income taxes and a $3.6 million increase in the Change in assets and liabilities for taxes from amounts previously reported. These corrections did not impact our Statement of Comprehensive Income. We believe these corrections are not material to our previously issued Financial Statements.
As CAC is the parent company to CGP LLC, a joint venture accounted for using the equity method, and as the financial statements of CGP LLC are included in this annual report on Form 10-K, segment reporting is not required. Given the significance of the investment in CGP LLC to the financial position and results of operations of CAC, we are required to include consolidated financial statements of CGP LLC as an exhibit to this annual report under Rule 3-09 of Regulation S-X.
In May 2014, the Company completed the Acquired Properties Transaction and the Harrah's Transaction. Because these acquisitions were accounted for as transactions among entities under common control, the financial information for CGP LLC and Predecessor Growth Partners has been recast to include the financial results for these properties as if those businesses were combined into the CGP LLC and Predecessor Growth Partners reporting entity for all periods presented. Income recognized by CAC from its equity method investment in CGP LLC was not impacted or adjusted as a result of recasting the historical financial information of CGP LLC.
Principles of Consolidation
We consolidate into our financial statements the accounts of all wholly-owned subsidiaries and any partially-owned subsidiary that we have the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method. Up through and including December 31, 2014, we had no wholly-owned subsidiaries or any partially-owned subsidiaries.
We also consolidate into our financial statements the accounts of any variable interest entity for which we are determined to be the primary beneficiary. Up through and including December 31, 2014, we analyzed our variable interests to determine if the entity that is party to the variable interest is a variable interest entity in accordance with GAAP. Our analysis included both quantitative and qualitative reviews. Qualitative analysis is based on our review of the design of the entity, its organizational structure including decision-making ability, financial agreements, and operating agreements.
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
Up through and including December 31, 2014, we had no consolidated variable interest entities.
Cash and Cash Equivalents
Cash equivalents are highly liquid investments with maturities of less than three months from the date of purchase and are stated at the lower of cost or market value.
Equity Method Investment in Caesars Growth Partners, LLC
CAC accounts for its investment in CGP LLC using the HLBV form of the equity method of accounting. Under the HLBV form of equity method accounting, we record our interest in the CGP LLC entity based upon our contractual claim on CGP LLC’s accounting balance sheet pursuant to the mandatory liquidation provisions of the CGP Operating Agreement. Under this approach, our income or loss that we recognize in any period will represent the increase or decrease in our claim on CGP LLC’s balance sheet assuming a hypothetical liquidation at the end of that reporting period when compared with our claim on CGP LLC’s balance sheet assuming a hypothetical liquidation at the beginning of that reporting period, after removing any contributions or distributions. See Note 3 — Equity Method Investment in Caesars Growth Partners, LLC.
We review this investment quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we consider available quantitative and qualitative evidence in evaluating potential impairment of this investment. If we determine that an indicator of impairment exists, we assess whether the carrying value exceeds the fair value of the asset. If the carrying value of our investment exceeds its fair value, we will evaluate, among other factors, general market conditions, the duration and extent to which the carrying value is greater than the fair value, and our intent and ability to hold, or plans to sell, the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, CGP LLC, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge will be recorded and a new carrying basis in the investment will be established.
Income Taxes
CAC is subject to the statutory tax jurisdictions of the United States and the States of Louisiana and Maryland. Income taxes are recorded under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and the expected future tax consequences attributable to operating loss and tax credit carryforwards. Our equity-method investee, CGP LLC, is a partnership for income tax purposes so the deferred tax assets and liabilities recognized by CAC are also impacted by the expected future tax consequences of temporary differences at CGP LLC. The carrying amounts of deferred tax assets are reduced by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets are assessed periodically based on the more likely than not realization threshold. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.
We classify reserves for tax uncertainties within Accrued expenses in our Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions and potential interest or penalties associated with those liabilities.
Stock-based Compensation
CAC grants stock-based compensation awards in CAC Class A common stock, par value $0.001 per share to certain officers, employees, directors, individual consultants and advisers of the Company and its subsidiaries under the Caesars Acquisition Company 2014 Performance Incentive Plan ("the PIP Plan"). The PIP Plan is intended to promote the success of the Company and to increase stockholder value by providing an additional means, through the grant of awards, to attract, motivate, retain and reward employees and other eligible persons. The PIP Plan provides for the plan to be administered by the Human Resources Committee of the Board of Directors of Caesars Acquisition Company (the "HRC"). Through December 31, 2014, CAC has granted restricted stock units ("RSUs") and stock options to certain of its employees, directors, individual consultants, and advisers. RSUs and options are equity-classified and generally measured at fair value at the date of grant. Certain RSUs and options are equity classified and remeasured at the end of each reporting period. A description of the components of the PIP Plan is provided in Note 8 — Stock-based Compensation.
Note 2 — Recently Issued Accounting Pronouncements
Requirements for an Emerging Growth Company
CAC is an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Recently Issued Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance, amending existing requirements for disclosing information about an entity's ability to continue as a going concern. The new guidance will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. The amendments in this guidance are effective for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. We are currently assessing the impact the adoption of this standard will have on our disclosures.
In January 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, as part of its initiative to reduce complexity in accounting standards. This ASU eliminates from U.S. GAAP the concept of extraordinary items as described in Subtopic 225-20, Income Statement - Extraordinary and Unusual Items. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within those reporting periods. The amendments may be applied prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We are currently assessing the impact the adoption of this standard will have on our disclosures.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the accounting standard by placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met. Further, the ASU reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity ("VIE") and changes consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for periods beginning after December 15, 2015, for public companies. For private companies and not-for-profit organizations, the ASU will be effective for annual periods beginning after December 15, 2016, and for interim periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations.

Note 3 — Equity Method Investment in Caesars Growth Partners, LLC
CAC accounts for its investment in CGP LLC using the HLBV form of the equity method of accounting. Under the HLBV form of equity method accounting, we record our interest in the CGP LLC entity based upon our contractual claim on CGP LLC’s accounting balance sheet pursuant to the mandatory liquidation provisions of the CGP Operating Agreement. Under this approach, our income or loss that we recognize in any period will represent the increase or decrease in our claim on CGP LLC’s balance sheet assuming a hypothetical liquidation at the end of that reporting period when compared with our claim on CGP LLC’s balance sheet assuming a hypothetical liquidation at the beginning of that reporting period, after removing any contributions or distributions. CAC’s claim on CGP LLC's book value is based on the terms of the CGP Operating Agreement, which generally requires the allocation of the net proceeds of a liquidation of CGP LLC, after the payment and discharge of all of CGP LLC’s debts and liabilities, to the members as follows:

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
CAC's earnings from CGP LLC for the year ended December 31, 2014 and for the period October 22, 2013 through December 31, 2013 were equal to our preferred return of 10.5% of capital invested by CGP LLC.

Our investee, CGP LLC, had the following financial results, recast for the May 2014 acquisitions, as of or for the periods indicated (see CGP LLC financial statements in Exhibit 99.1):

(In millions)	Year Ended December 31, 2014	October 22, 2013 Through December 31, 2013
Statements of Operations
Revenues
Interactive Entertainment	$586.8	$74.0
Casino Properties and Developments	1,280.8	203.2
Net revenues	1,867.6	277.2
Operating expenses
Interactive Entertainment - Direct	166.1	22.3
Casino Properties and Developments - Direct	638.3	97.8
Property, general, administrative and other	719.2	124.1
Write-downs, reserves and project opening costs, net of recoveries	53.1	3.9
Management fees to related parties	37.0	2.2
Depreciation and amortization	143.0	21.1
Impairment of goodwill	147.5	—
Change in fair value of contingently issuable non-voting membership units	38.7	138.7
Change in fair value of contingent consideration	32.7	2.9
Total operating expenses	1,975.6	413.0
Loss from operations	(108.0)	(135.8)
Interest expense, net of interest capitalized	(172.9)	(16.3)
Interest income	1.0	—
Interest income - related party	119.2	35.8
Impairment on investment in notes from related party	(63.5)	—
Gain on sale of investment in notes from related party	99.4	—
Loss on extinguishment of debt	(23.8)	(0.9)
Other expense, net	(0.1)	—
Loss from continuing operations before provision for income taxes	(148.7)	(117.2)
Provision for income taxes	(48.9)	(7.1)
Net loss from continuing operations	(197.6)	(124.3)
Discontinued operations
Loss from discontinued operations, including $1.4 million of gain on disposal during 2014	(15.7)	(0.4)
Benefit from income taxes related to discontinued operations	0.1	—
Net loss from discontinued operations	(15.6)	(0.4)
Net loss	(213.2)	(124.7)
Less: net loss attributable to non-controlling interests	33.0	4.6
Net loss attributable to Caesars Growth Partners, LLC	$(180.2)	$(120.1)

Balance Sheet Data (at period end)	December 31, 2014	December 31, 2013
Current assets	$1,090.0	$1,206.6
Long-term assets	3,504.3	4,240.2
Current liabilities	465.3	333.6
Long-term liabilities	2,823.6	1,648.2
Redeemable non-controlling interests	1.6	3.9
Equity attributable to Caesars Growth Partners, LLC	1,269.9	3,416.3
Non-redeemable non-controlling interests	33.9	44.8

Note 4 — Stockholders’ Equity and Earnings Per Share
Stockholders' Equity
Common Stock
As of February 25, 2013 (the date of incorporation), the Company was authorized to issue 1,000 shares of CAC Class A common stock, par value $0.001 per share. In connection with the Transactions, the Certificate of Incorporation was amended and restated to authorize the Company to issue 1,200,000,000 shares of common stock, par value $0.001 per share. The Common Stock consists of two classes: 300,000,000 shares of Class A common stock and 900,000,000 shares of Class B common stock. The holders of shares of Class A common stock shall be entitled to one vote for each such share of Class A common stock on all matters to be voted on by the stockholders of the corporation. The holders of shares of Class B common stock shall not be entitled to vote.
As of December 31, 2014 and 2013, CAC had a total of 136,386,894 and 135,771,882 shares outstanding, respectively, of Class A common stock and no shares of Class B common stock.
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
The call right may be exercisable in part by Caesars Entertainment (up to three times), but until the call right is exercised in full, any voting units of CGP LLC (or shares of CAC’s Class A common stock) acquired by Caesars Entertainment will be converted into non-voting units of CGP LLC (or non-voting shares of CAC’s Class B common stock). Additionally, the call right may only be exercised by Caesars Entertainment and/or its subsidiaries if, at the time of such exercise, (w) Caesars Entertainment and CAC enter into a resale registration rights agreement with respect to the shares of Caesars Entertainment common stock used as all or a portion of the purchase consideration in connection with the exercise of the call right, (x) the common stock of Caesars Entertainment (i) is registered with the Securities and Exchange Commission (the "SEC"), (ii) is listed for trading and trades on a national securities exchange, and (iii) issuable upon exercise of the call right will represent, in the aggregate, not more than one half of the total Caesars Entertainment’s common stock issued and outstanding giving effect to the exercise of the call right, (y) Caesars Entertainment has a minimum liquidity of $1.0 billion and a maximum net debt leverage ratio of 9.00 to 1.00, and (z) no event of default has occurred and is in effect under any financing agreement of Caesars Entertainment or its subsidiaries. Further, in the event that a stockholder vote of Caesars Entertainment is required in connection with the exercise of such call right, receipt of affirmative approval of such vote will be a condition to the exercise of the call right and at the closing of the Transactions, affiliates of the Sponsors will enter into a voting support agreement in favor of any such stockholder approval. In addition, a majority of the independent directors of the board of directors of Caesars Entertainment must approve the exercise of the call right by Caesars Entertainment and/or its subsidiaries. The call right will be transferable to a transferee that also receives a transfer of all the non-voting units of CGP LLC, and exercisable by the transferee upon the same terms and conditions as apply to Caesars Entertainment and its subsidiaries.
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
Accumulated Other Comprehensive Income
Accumulated other comprehensive income consists of net income, net of taxes. For the year ended December 31, 2014 and for the period from February 25, 2013 through December 31, 2013, there were no amounts reclassified out of Accumulated other comprehensive income.
Investment in Notes from Related Party
On August 6, 2014, CGP LLC effectuated a distribution of its 5.75% and 6.50% face value aggregate principal amount of notes previously issued by CEOC as a dividend to its members, pro-rata based upon each member’s ownership percentage in CGP LLC (the “Notes Distribution”) (see Note 10 — Related Party Transactions). In connection with the Notes Distribution, CAC, as a member of CGP LLC, received $137.5 million in aggregate principal amount of the 6.50% CEOC Notes, maturing June 1, 2016, and $151.4 million in aggregate principal amount of the 5.75% CEOC Notes, maturing October 1, 2017. CAC recognized $159.7 million in Additional paid-in capital as a result of the distributions as well as $8.8 million of related interest and $1.4 million of tax expense associated with the cash interest received on the notes. Both of these notes are included as a reduction of Additional paid-in capital in our December 31, 2014 Balance Sheet and Statement of Stockholders' Equity along with interest receivable at the distribution date. These notes will be held at the distributed value with no subsequent adjustments such as fair value adjustments or interest receivable until such time as amounts are received by CAC.
Earnings Per Share
Basic earnings per share ("EPS") is calculated by dividing income, net of income taxes, by the weighted average number of common shares outstanding during the period in which the net income was earned.
The following table summarizes the computations of Basic EPS and Diluted EPS (in millions, except per share data):

	Year Ended December 31, 2014	February 25, 2013 Through December 31, 2013
Net income	$14.6	$4.5

Shares used to compute EPS:
Weighted average common stock outstanding - basic	135.9	23.5
Dilutive potential common shares	0.1	—
Weighted average common stock outstanding - diluted	136.0	23.5

Earnings per share:
Basic	$0.11	$0.19
Diluted	$0.11	$0.19
There was an immaterial amount of anti-dilutive shares excluded from the computation of diluted earnings per share for the year ended December 31, 2014. There were no dilutive shares and there were no anti-dilutive shares excluded from the computation of diluted earnings per share for the period from February 25, 2013 through December 31, 2013.

Note 5 — Income Taxes
The components of income before income taxes and the related provision for U.S. and other income taxes were as follows:

(In millions)	Year Ended December 31, 2014	February 25, 2013 Through December 31, 2013
Income before Income Taxes
United States	$54.0	$6.9
Outside of the United States	—	—
Total income before income taxes	$54.0	$6.9

(In millions)	Year Ended December 31, 2014	February 25, 2013 Through December 31, 2013
Provision for Income Taxes
Current
Federal	$—	$—
State	—	—
Deferred
Federal	38.4	2.4
State	1.0	—
Total provision for income taxes	$39.4	$2.4
The differences between the United States statutory federal income tax rate and the effective tax rate expressed as a percentage of income before taxes were as follows:

	Year Ended December 31, 2014	February 25, 2013 Through December 31, 2013
Statutory tax rate	35.0%	35.0%
Increases/(decreases) in tax resulting from:
State tax, net of federal tax benefit	1.2	—
Change in federal valuation allowance	36.5	—
Nondeductible expenses from CGP LLC	0.4	—
Federal tax credits from CGP LLC	(0.5)	(0.2)
Other	0.3	—
Effective tax rate	72.9%	34.8%

The change in the deferred tax asset related to the investment in notes from related party is primarily due to the GAAP versus tax basis difference in the notes distributed from CGP LLC as discussed in Note 10 — Related Party Transactions. The change in the deferred tax liability related to the investment in CGP LLC is primarily due to the GAAP versus tax equity method of accounting for this investment. For GAAP purposes, as discussed in Note 3 — Equity Method Investment in Caesars Growth Partners, LLC, CAC accounts for its investment in CGP LLC using the HLBV form of equity method of accounting. For tax purposes, CAC accounts for its investment in CGP LLC using their relative ownership in CGP LLC. The major components of the Deferred tax assets and liabilities in our Balance Sheets were as follows:

	December 31,
(In millions)	2014	2013
Deferred tax assets
Federal net operating loss carryover	$0.9	$3.6
State net operating loss carryovers	0.9	—
Federal tax credit carryover	0.3	—
Compensation programs	0.5	—
Investment in notes from related party	77.1	—
Investment in CGP LLC	—	2.1
Other	0.4	—
Total deferred tax assets	80.1	5.7
Less: valuation allowance	(74.8)	—
Total deferred tax assets, less valuation allowance	5.3	5.7

Deferred tax liabilities
Investment in CGP LLC	40.5	—
Prepaid expenses	0.4	0.4
Total deferred tax liabilities	40.9	0.4
Net deferred tax asset /(liability)	$(35.6)	$5.3
As of December 31, 2014 and 2013, CAC had federal net operating loss ("NOL") carryforwards of $2.6 million and $10.3 million, respectively. These NOLs will begin to expire in 2033. In addition, as of December 31, 2014, CAC had federal general business tax credit carryforwards of $0.3 million which will begin to expire in 2033. As of December 31, 2014, although no valuation allowance had been established for CAC's federal NOL carryforwards or general business tax credit carryforwards deferred tax assets, CAC had provided a valuation allowance against deferred tax assets related to the investment in notes from related party that were not deemed realizable based on estimates of future capital gains income.
As of December 31, 2014, CAC had state NOL carryforwards of $17.4 million. These NOLs will begin to expire in 2029. A valuation allowance had been established for a portion of CAC's state NOL carryforwards deferred tax assets that were not deemed realizable based on estimates of future state income.
CAC recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. CAC had no uncertain tax positions in 2014 or 2013. CAC files income tax returns with federal and state jurisdictions. The 2014 and 2013 tax years are open for examination for CAC’s federal and state jurisdictions. CAC classifies reserves for tax uncertainties separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions and potential interest or penalties associated with those liabilities. At December 31, 2014 and December 31, 2013, CAC had no such reserves.

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
We do not have assets or liabilities that are measured at fair value on a recurring basis. Accordingly, we have not recognized impairment charges for asset and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2014 or for the period from February 25, 2013 through December 31, 2013.
Note 7 — Litigation
From time to time, CAC, Predecessor Growth Partners, or CGP LLC may be subject to legal proceedings and claims in the ordinary course of business.
Horseshoe Baltimore
Multiple lawsuits have been filed against CBAC Gaming, LLC and CBAC Borrower, LLC ("CBAC"), the City of Baltimore, the Maryland Department of the Environment (“MDE”) and other parties in relation to the proposed location and the development of Horseshoe Baltimore. These cases allege violations of various environmental laws, violations of zoning laws and public nuisance, among other claims. Although CAC, Predecessor Growth Partners and CGP LLC believe that they have adequate defenses to these claims, an adverse judgment could result in additional costs, delays in construction, or injunctions.
In November 2012, the MDE granted approval of the Maryland Joint Venture’s amended response action plan ("RAP") under MDE’s Voluntary Cleanup Program that named the Maryland Joint Venture, rather than the City of Baltimore, as the party that will implement the RAP and redevelop the proposed location of Horseshoe Baltimore. On February 20, 2013, a group of local residents working with the non-profit Inner Harbor Stewardship Foundation (the "Foundation") filed a complaint in the Maryland Circuit Court challenging the legality of the MDE’s approval of the amended RAP. In the case, known as Ruth Sherrill, et al. v. State of Maryland Department of the Environment, et al., the plaintiffs claimed that the amended RAP was approved without complying with the public notice and participation requirements of Maryland law. The plaintiffs sought additional public notice and participation, and to obtain an injunction on, among other things, any construction activities at the site pending the resolution of the case. On March 14, 2013, the court denied the plaintiffs’ motion for a Temporary Restraining Order and Preliminary Injunction ("TRO"). The plaintiffs’ appeal of the TRO ruling was dismissed. On April 22, 2013, the plaintiffs filed an amended complaint adding a public nuisance claim to their original complaint. The defendants filed motions to dismiss the plaintiffs’ amended complaint and a hearing was held on June 14, 2013. The amended complaint was dismissed on November 6, 2013. The plaintiffs filed a notice of appeal on December 6, 2013 and oral argument occurred on October 3, 2014. No decision has been issued from the appellate court.
The plaintiffs issued a notice of intent to file a citizen suit under 42 U.S.C. §§ 6972(a)(1)(A) and (a)(1)(B) of the Resource Conservation and Recovery Act. This notice of intent indicated an intention to sue CBAC, the City of Baltimore, Whiting-Turner, the general contractor for the construction of the Horseshoe Baltimore Casino, and the Maryland Chemical Company, the former owner and operator of the site. The citizen suit was filed on September 19, 2013, but did not name Whiting-Turner. The defendants filed motions to dismiss on October 15, 2013 for lack of subject matter jurisdiction and failure to state a claim to which plaintiffs responded on November 1, 2013. The motions to dismiss were granted on July 16, 2014. An appeal was noted on August 13, 2014. Oral argument is scheduled before the 4th Circuit on March 25, 2015.
The decision of the Board of Municipal Zoning Appeals to grant variances for the site for Horseshoe Baltimore was appealed by separate parties on the basis of alleged procedural irregularities. The appeals were dismissed for lack of standing on October 11, 2013 and no appeal of that decision was timely filed.
On August 1, 2013, ten individuals claiming to represent a class of similarly situated individuals filed a complaint in the U.S. District Court for the Northern District of Maryland against the Maryland Department of the Environment, the City of Baltimore, the U.S. Environmental Protection Agency, CBAC Gaming, LLC ("CBAC Gaming"), Whiting-Turner Contracting Company and Urban Green Environmental, LLC. The 11 count complaint alleged that the RAP for the proposed location of Horseshoe Baltimore is inadequate and approved without appropriate public participation. The plaintiffs seek declaratory and injunctive relief, compensatory and punitive damages, and claim violations of civil rights laws and the Clean Water Act, civil conspiracy, and a variety of torts. The plaintiffs also sought a temporary restraining order, which the District Court denied on August 9, 2013. The plaintiffs amended their complaint on November 15, 2013 and again on December 26, 2013, adding 44 new plaintiffs and naming MDE, the Secretary of MDE, the City of Baltimore, the Mayor of the City of Baltimore, the Baltimore Development Corporation, and CBAC Gaming and CBAC Borrower as defendants. The defendants filed motions to dismiss on January 27, 2014 and the plaintiffs filed their oppositions on February 28, 2014. The case was dismissed on May 16, 2014 and no appeal was filed.
From time to time, the City of Baltimore may be subject to legal proceedings asserting claims related to the site. CBAC, Predecessor Growth Partners and CGP LLC have not been named as parties to these proceedings.
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
Two residents of Baltimore City filed suit on May 20, 2013 against the City of Baltimore, as owner of the site, alleging that the City of Baltimore was in violation of Maryland water pollution laws as a result of groundwater contamination alleged to be migrating from the site. The City of Baltimore was served with the complaint on June 12, 2013. An amended complaint was filed on July 19, 2013, which the City of Baltimore moved to dismiss on August 6, 2013. The plaintiffs dismissed the complaint without prejudice on September 12, 2013.
CAC-CEC Merger
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the “Nevada Lawsuit”) in the Clark County District Court in the State of Nevada against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan, and David Sambur (the individual defendants collectively, the “CAC Directors”). The Nevada Lawsuit alleges claims for breach of fiduciary duty against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) a declaration that the claim for breach of fiduciary duty is a proper class action claim; (2) to order the CAC Directors to fulfill their fiduciary duties to CAC in connection with the proposed merger between CAC and CEC announced on December 22, 2014 (the “Proposed Merger”), specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors’ personal interests and their fiduciary duties to maximize shareholder value in the Proposed Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (3) to order the CAC Directors to account for all damages suffered or to be suffered by the plaintiff and the putative class as a result of the Proposed Merger; and (4) to award the plaintiff for his costs and attorneys’ fees. It is unclear whether the Nevada Lawsuit also seeks to enjoin the Proposed Merger. CAC and the CAC Directors believe this lawsuit is without merit and will defend themselves vigorously. The deadline to respond to the Nevada Lawsuit has been indefinitely extended by agreement of the parties.
CEOC Bondholder Litigation
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, the Company, Caesars Entertainment Resort Properties, LLC (“CERP”), CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys’ fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. No decision on that motion has yet been issued. The parties agreed to stay discovery until a decision on the motion to dismiss is entered. During the Chapter 11 process, the action has been automatically stayed with respect to CEOC. On March 12, 2015, CEOC filed an adversary proceeding requesting the bankruptcy court to issue an order staying this case as to all claims against all defendants, including CAC and CGP LLC
On August 5, 2014, CEC, along with CEOC, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against certain institutional first and second lien note holders. The complaint states that such institutional first and second lien note holders have acted against the best interests of CEOC and other creditors, including for the purpose of inflating the value of their credit default swap positions or improving other unique securities positions. The complaint asserts claims for tortious interference with prospective economic advantage, declaratory judgment and breach of contract and seeks, among other things, (1) money damages; (2) a declaration that no default or event of default has occurred or is occurring and CEC and CEOC have not breached their fiduciary duties or engaged in fraudulent transfers or other violation of law; and (3) a preliminary and permanent injunction prohibiting the defendants from taking further actions to damage CEC or CEOC.
Defendants filed motions to dismiss this action in October 2014. The issue has now been fully briefed, and oral argument has been adjourned by agreement of the parties pending a decision by the Delaware Chancery Court on the motion to dismiss filed in the First Lien Lawsuit (described below). The parties have agreed to stay discovery until a decision on the motion to dismiss is issued in this action. CAC and CGP LLC are not parties to this lawsuit.
On September 3, 2014, holders of approximately $21 million of CEOC Senior Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Notes (on the other hand) impaired their own rights under the Senior Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Unsecured Note Lawsuits") have been assigned to the same judge. CEC and CEOC’s motion to dismiss both complaints was denied in substantial part by the court. Although the claims against CEOC have been automatically stayed during the Chapter 11 process, discovery has begun with respect to the plaintiffs' claims against CEC. CAC and CGP LLC are not party to these lawsuits.
On March 12, 2015, CEOC filed an adversary proceeding requesting the bankruptcy court to issue an order staying this case as to all claims against all defendants.
On November 25, 2014, UMB Bank, as successor indenture trustee for CEOC's 8.5% senior secured notes due 2020, filed a verified complaint ("the "First Lien Lawsuit") in Delaware Chancery Court against CEC, CEOC, CERP, the Company, CGP LLC, CES, and against individual, past and present members of the CEC and CEOC Boards of Directors, Gary Loveman, Jeffrey Benjamin, David Bonderman, Kelvin Davis, Eric Press, Marc Rowan, David Sambur, Eric Hession, Donald Colvin, Fred Kleisner, Lynn Swann, Chris Williams, Jeffrey Housenbold, Michael Cohen, Ronen Stauber, and Steven Winograd, alleging generally that defendants have improperly stripped CEOC of prized assets, have wrongfully affected a release of a CEC parental guarantee of CEOC debt and have committed other wrongs. Among other things, UMB Bank has asked the court to appoint a receiver over CEOC and seeks accelerated discovery and an expedited trial on that receivership cause of action.  In addition to seeking appointment of a receiver over CEOC, the First Lien Lawsuit pleads claims for alleged fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary and equitable as well as declaratory relief. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. All of the defendants have moved to dismiss the lawsuit, and that motion has been fully briefed. In addition, this lawsuit has been automatically stayed with respect to CEOC during the Chapter 11 process and, pursuant to the Third Amended and Restated Restructuring Support and Forbearance Agreement, dated as of January 14, 2015 (the “RSA”), has been subject to a consensual stay for all parties since CEOC’s filing for Chapter 11. The consensual stay will expire upon the termination of the RSA.
On March 3, 2015, BOKF, N.A. filed a lawsuit (the "BOKF Lawsuit") against CEC in the United States District Court for the Southern District of New York in its capacity as successor indenture trustee for CEOC’s 12.75% Second-Priority Notes.  The plaintiff alleges that CEOC’s filing of a voluntary Chapter 11 bankruptcy petition on January 15, 2015 constituted an event of default under the relevant indenture that caused all principal and interest owed on the 12.75% Second-Priority Notes to become immediately due and payable; that a provision in the indenture pursuant to which CEC guaranteed CEOC’s obligations on the 12.75% Second-Priority Notes is valid, binding, and enforceable; and that CEC is indebted to BOKF, N.A. for all principal, interest, and other amounts due and owing on the 12.75% Second-Priority Notes. Based on these allegations, the plaintiff brings claims for the violation of the Trust Indenture Act of 1939, breach of contract, intentional interference with contractual relations, breach of the duty of good faith and fair dealing, and declaratory relief. CEC has not yet been served with process in this case. CAC and CGP LLC are not parties to this lawsuit. On March 12, 2015, CEOC filed an adversary proceeding requesting the bankruptcy court to issue an order staying this case as to all claims against all defendants.
We believe that the claims and demands described above against CAC and CGP LLC in the First Lien Lawsuit and Second Lien Lawsuit are without merit and intend to defend ourselves vigorously. For the First Lien Lawsuit and Second Lien Lawsuit, at the present time, we believe it is not probable that a material loss will result from the outcome of these matters. However, given the uncertainty of litigation, combined with the fact that the matters are each in their very preliminary stages and discovery has not yet progressed in any of them, we cannot provide assurance as to the outcome of these matters or of the range of potential losses should the matters ultimately be resolved against us. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC, which we believe these matters would likely be long and protracted, and were a court to find in favor of the claimants in the First Lien Lawsuit or the Second Lien Lawsuit, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
National Retirement Fund
In January 2015, the National Retirement Fund (“NRF”), a multi-employer defined benefit pension plan, voted to expel Caesars Entertainment and its participating subsidiaries (“CEC Group”) from the plan. NRF claims that CEOC’s bankruptcy presents an “actuarial risk” to the plan because, depending on the outcome of the bankruptcy proceeding, Caesars Entertainment might no longer be liable to the plan for any partial or complete withdrawal liability. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million. Caesars Entertainment vigorously disputes NRF’s legal and contractual authority to take such action and will challenge NRF’s actions in the appropriate legal forums. Certain employees at a laundry facility in Las Vegas owned by CGP LLC are participants in this pension plan.
Other Matters
In recent years, governmental authorities have been increasingly focused on anti-money laundering ("AML") policies and procedures, with a particular focus on the gaming industry. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. On October 11, 2013, a subsidiary of CEC received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury ("FinCEN"), stating that FinCEN is investigating the Company’s subsidiary, Desert Palace, Inc. (the owner of Caesars Palace), for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. CEC responded to FinCEN's letter on January 13, 2014. Additionally, CEC has been informed that a federal grand jury investigation regarding CEC’s anti-money laundering practices and procedures is ongoing. CEC is fully cooperating with both the FinCEN and grand jury investigations. Casino properties owned by subsidiaries of CGP LLC are managed by subsidiaries of CEC.
The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our consolidated financial position, results of operations, or cash flows, as we do not believe it is reasonably possible that we will incur material losses as a result of such litigation.
Note 8 — Stock-based Compensation
On April 9, 2014, the Board of Directors (the "Board") of the Company approved the PIP Plan, subject to approval of the PIP Plan by the Company’s stockholders. The PIP Plan was approved by the Company's stockholders on May 8, 2014. The HRC administers the PIP Plan. Under the PIP Plan, the Company is authorized to grant stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, cash awards, rights to purchase or acquire shares or similar securities in the form of or with a value related to our Common Stock, to officers, employees, directors, individual consultants and advisers of the Company and its subsidiaries. The PIP Plan will terminate ten years after approval by the Board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares of our Common Stock that may be delivered pursuant to awards under the PIP Plan is 3,000,000.
Restricted Stock Units
On April 9, 2014, grants of RSUs to certain eligible individuals were approved by the HRC in accordance with the PIP Plan and the grants became effective based upon the May 8, 2014 stockholder approval of the PIP plan. For accounting purposes, the grants were determined to occur in connection with the stockholder approval of the PIP plan. Additionally, on July 30, 2014 another grant of RSUs to eligible individuals was approved. These grants all are subject to vesting over five-month, three-and-one-half-year or four-year vesting periods. RSUs subject to a five-month vesting period vested on October 9, 2014. RSUs subject to a 3.5 year vesting period vest 25% on October 21 in each year 2014, 2015, 2016 and 2017. RSUs subject to a four-year vesting period vest 25% on each of the first four anniversaries of the April 9 grant date. The awards are considered equity-classified awards, measured at fair value at the date of grant, and will be recognized as a component of Additional paid-in capital in the Balance Sheets.
In December 2014, the Company awarded 375,000 RSUs to a related party consultant under the PIP Plan. This grant vests 50% on December 31, 2015 and 50% on December 31, 2016. This award is equity classified and remeasured at fair value at the end of each reporting period.
During October 2014, the first tranches of RSU awards under the PIP Plan and under the CAC Equity-Based Compensation Plan for CEC Employees for officers and employees of CEC and its subsidiaries, as well as certain other individual consultants and advisers of the Company and its subsidiaries (the "Equity Plan") vested. Pursuant to these vesting events, CAC issued approximately 615,000 shares. In accordance with the CGP Operating Agreement, CGP LLC issued an equivalent number of Class A voting units to CAC, such that the number of shares of CAC stock outstanding equals the number of Class A voting units of CGP LLC owned by CAC. As a result, CAC's economic ownership of CGP LLC increased from approximately 42.4% to 42.5%.
The following is a summary of CAC’s RSU activity under the PIP Plan for year ended December 31, 2014:

	Restricted Stock Units	Fair Value (1)
Outstanding at January 1, 2014	—	$—
Granted	1,021,044	$12.12
Vested	(138,893)	$13.50
Forfeited	(17,242)	$11.60
Outstanding at December 31, 2014	864,909	$11.91
_____________________
(1) Represents the weighted-average grant date fair value per RSU.
The grant date fair value of RSUs is based on the quoted market price of our common stock on the date of grant.
As of December 31, 2014, there was approximately $9.8 million of total unrecognized compensation cost related to RSUs granted under the PIP Plan, which is expected to be recognized over a weighted average remaining period of 2.6 years using the straight-line method.
For the period May 8, 2014 through December 31, 2014, total compensation expense recorded in earnings for RSUs granted under the PIP Plan was $2.4 million. This expense is included in Operating expenses in the Statements of Comprehensive Income.
Stock Options
On October 7, 2014, certain eligible individuals were granted a total of 725,000 options to purchase shares in accordance with the PIP Plan. These options are subject to a two-year vesting period vesting 100% on the second anniversary of its effective date. Options granted under the PIP Plan expire ten years from the date of grant. These options are equity classified and measured at fair value at the date of grant.
In December 2014, CAC also granted to a related party consultant, 675,000 options to purchase shares in accordance with the PIP Plan. This grant vests 50% on December 31, 2015 and 50% on December 31, 2016. These options are equity classified and remeasured at fair value at the end of each reporting period.
The following is a summary of CAC's stock option activity for the year ended December 31, 2014:

	Options	Weighted Average Exercise Price	Fair Value (1)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2014	—	$—	$—	0.0
Granted	1,400,000	$9.53	$5.02	0.0
Outstanding at December 31, 2014	1,400,000	$9.53	$5.02	9.9	1.1
Vested and expected to vest at December 31, 2014	1,400,000	$9.53	$5.02	9.9	1.1
Exercisable at December 31, 2014	—	$—	$—	0.0
_________________________
(1) Represents the weighted-average grant date fair value per option.

As CAC does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, it was calculated through the Black-Scholes model assuming that the options will be disposed of either post-vesting but prior to a liquidity event, at the date of a liquidity event or after a liquidity event. Expected volatility was based on the historical volatility of the common stock of CAC’s competitor peer group for a period approximating the expected life. CAC has no current intention to pay dividends on its common stock. The risk-free interest rate within the expected term was based on the U.S. Treasury yield curve in effect at the time of grant. Valuation assumptions for CAC’s stock options for the year ended December 31, 2014:

Expected volatility	45.0% - 49.7%
Weighted-average volatility	47.2%
Expected dividend yield	—
Expected term (in years)	5.5 - 10.0
Risk-free interest rate	1.9% - 2.4%
As of December 31, 2014, there was approximately $6.9 million of total unrecognized compensation expense related to CAC’s stock options to employees and non-employees respectively. As of December 31, 2014, this cost is expected to be recognized over a remaining average period of 1.9 years.
For the year ended December 31, 2014, the compensation cost that has been charged against earnings for stock options was approximately $0.4 million, which was included in Operating expenses in the Statements of Comprehensive Income.
Note 9 — Supplemental Cash Flow Information
Significant non-cash transactions for the year ended December 31, 2014 include (1) $159.7 million related to the distribution of the CEOC notes from CGP LLC to CAC which was accounted for as a non-cash distribution from CGP LLC to CAC thereby reducing CAC's investment in CGP LLC, (2) $79.4 million in income from our equity method investment in CGP LLC, (3) approximately $36.3 million of fees and expenses were paid by CGP LLC that were incurred during the year by CAC and also accounted for as a non-cash distribution from CGP LLC and (4) a 521,218 CAC share contribution to CGP on October 21, 2014 valued at $4.8 million which were issued pursuant to the Equity Plan.
Significant non-cash transactions for the period February 25, 2013 through December 31, 2013 include $7.3 million in income from our equity method investment in CGP LLC and $10.8 million of fees and expenses paid by CGP LLC that were incurred in connection with the Transactions by CGP LLC and accounted for as a non-cash distribution from CGP LLC to CAC thereby reducing CAC's investment in CGP LLC.
There was no interest expense incurred or cash paid for interest during the periods presented.
CAC's expenses incurred in the normal course of business are expected to be paid by CGP LLC on behalf of CAC in accordance with the CGP Operating Agreement. During the year ended December 31, 2014 and the period February 25, 2013 through December 31, 2013, CGP LLC paid $12.7 million and $6.6 million, respectively, in tax on behalf of CAC which was accounted for as distributions from CGP LLC to CAC. CEC received a $17.3 million and $9.0 million comparable tax distribution for the same periods respectively, to maintain each party's relative ownership interest in CGP LLC.
Note 10 — Related Party Transactions
Formation of Caesars Enterprise Services, LLC
Caesars Enterprise Services, LLC, a new services joint venture among CEOC, Caesars Entertainment Resort Properties LLC, a subsidiary of Caesars Entertainment, and CGPH, (together the “Members” and each a “Member”) manages our Properties and provides us with access to Caesars Entertainment’s management expertise, intellectual property, back office services and Total Rewards loyalty program. CES also employs personnel under each property’s corresponding property management agreement. Operating expenses are allocated to each Member with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements. Corporate expenses that are not allocated to the properties directly are allocated by CES to CEOC, CERP, and CGPH according to their allocation percentages (initially 70.0%, 24.6% and 5.4% respectively), subject to annual review.
Omnibus License and Enterprise Services Agreement
On May 20, 2014, the Members entered into an Omnibus License and Enterprise Services Agreement (the “Omnibus Agreement”), which granted licenses to the Members and certain of their affiliates in connection with the implementation of CES. Initial contributions by the Members included a $22.5 million cash payment by CGP LLC on behalf of CGPH. Pursuant to a capital call during the fourth quarter of 2014, CGP LLC contributed an additional $0.1 million on behalf of CGPH. CGP LLC’s cash payments on behalf of CGPH resulted in an increase to CGP LLC’s investment in CGPH. Additionally, CGPH recognized a non-cash investment in CES. On October 1, 2014 and January 1, 2015, the Members transitioned certain executives and employees to CES and the services of such employees were available as part of CES’s provision of services to the Members and certain of their affiliates that own properties that require CES services under the Omnibus Agreement.
Under the Omnibus Agreement, CEOC, Caesars License Company, LLC (“CLC”), Caesars World, Inc. (“CWI”), CGPH and certain of their subsidiaries that granted CES a non-exclusive, irrevocable, world-wide, royalty-free license in and to all intellectual property owned or used by such licensors, including all intellectual property (a) currently used, or contemplated to be used, in connection with the properties owned by the Members and their respective affiliates, including any and all intellectual property related to the Total Rewards program, and (b) necessary for the provision of services contemplated by the Omnibus Agreement and by the applicable management agreement for any such property (collectively, the “Enterprise Assets”).
CES granted to the properties owned or controlled by the Members, and their respective affiliates, non-exclusive licenses to the Enterprise Assets. CES granted to CEOC, CLC, CWI, CGPH and the properties owned or controlled by the Members licenses to any intellectual property that CES develops or acquires in the future that is not a derivative of the intellectual property licensed to it. CES also granted to CEOC, CLC, CWI and CGPH a non-exclusive license to intellectual property specific to the properties controlled by CGPH, CERP and their subsidiaries for any uses consistent with the uses made by CEOC, CLC, and CWI with respect to such intellectual property prior to the date of the Omnibus Agreement.
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
As discussed in Formation of Caesars Enterprise Services, LLC above, these services were assumed by CES in 2014.    In connection with the CGP Operating Agreement, CGP LLC pays for these services on behalf of CAC. CAC accounts for these amounts as non-cash distributions from CGP LLC, thereby reducing CAC's investment in CGP LLC.
Transaction Fees and Expenses
In 2014, CGP LLC paid approximately $14.3 million on CAC's behalf for fees and expenses that were incurred by CAC in connection with evaluating potential transactions, including fees incurred in connection with the May 2014 transactions and fees and expenses associated with the Merger Agreement between CAC and CEC. These payments are accounted for as non-cash distributions from CGP LLC by CAC thereby reducing CAC's investment in CGP LLC. In 2013, CGP LLC paid approximately $10.8 million on CAC's behalf for fees and expenses that were incurred in connection with the Transactions by CGP LLC and accounted for as non-cash distributions from CGP LLC to CAC thereby reducing CAC's investment in CGP LLC. See Note 1 — Description of Business and Summary of Significant Accounting Policies.
Share-based Payments to Non-employees of CAC or CGP LLC
On April 9, 2014, the Board approved the Equity Plan which is administered by CEC. Under the Equity Plan, CEC is authorized to grant stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, cash awards, rights to purchase or acquire shares or similar securities in the form of or with a value related to our Common Stock to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries. The Equity Plan will terminate ten years after approval by the Board. Subject to adjustments in connection with certain changes in capitalization, the maximum value of the shares of our Common Stock that may be delivered pursuant to awards under the Equity Plan is $25.0 million.
On May 8, 2014, CEC granted awards to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries in accordance with the Equity Plan in order to reward and provide incentive for services provided in their capacity, promote the success of CGP LLC, and more closely align the interests of such individuals with those of the stockholders of the Company. Awards under this plan vest one-third on each of October 21, 2014, 2015 and 2016. Expense associated with the vesting of such awards is recorded as management fee expense by CGP LLC, totaling $9.9 million for the year ended December 31, 2014. Upon issuance of shares pursuant to this plan, such shares will be contributed to CGP LLC by CAC as additional investment into that entity, at which time CGP LLC will settle its management fee obligation with CEC and its subsidiaries through a distribution of such shares to CEC. Also upon issuance of shares pursuant to this plan, CGP LLC will issue an equivalent number of voting units in CGP LLC and distribute those units to CAC. As CAC will receive voting units in CGP LLC in exchange for the shares of CAC issued pursuant to this plan, there is no expected dilutive impact to CAC's EPS (see Note 4 — Stockholders’ Equity and Earnings Per Share). On October 21, 2014, 521,218 CAC shares valued at $4.8 million were issued pursuant to the Equity Plan. These shares were contributed to CGP LLC by CAC as an additional investment into CGP LLC, at which time CGP LLC settled its management fee obligation with CEC and its subsidiaries through a distribution of such shares to CEC. Also upon contribution of these shares into CGP LLC, CGP LLC issued an equivalent number of voting units in CGP LLC to CAC.
Stock-based Compensation Granted to Related Party
In December 2014, CAC granted RSU awards and options to a related-party consultant under the PIP Plan. See Note 8 — Stock-based Compensation for a further discussion of these grants.
Investment in Notes from Related Party
On August 6, 2014, CGP LLC effectuated a distribution of its 5.75% and 6.50% face value aggregate principal amount of CEOC Notes as a dividend to its members, pro-rata based upon each member’s ownership percentage in CGP LLC. At the date of distribution, the fair value of CGP LLC's investment in the CEOC Notes was below its amortized cost basis. As a result, CGP LLC recorded an impairment charge of $63.5 million immediately prior to the Notes Distribution to recognize losses that had been accumulated in equity, given that CGP LLC would not recover its amortized cost basis in the CEOC Notes. In connection with the Notes Distribution, CAC, as a member of CGP LLC, received $137.5 million in aggregate principal amount of the 6.50% CEOC Notes, maturing June 1, 2016, and $151.4 million in aggregate principal amount of the 5.75% CEOC Notes, maturing October 1, 2017. CAC recognized $159.7 million as a reduction to Additional paid-in capital as a result of the distributions as well as $8.8 million of related interest and $1.4 million of tax expense associated with the cash interest received on the notes. These notes are included as a component of Additional paid-in capital in our Balance Sheets and Statements of Stockholders' Equity along with interest receivable at the distribution date. These notes will be held at the distributed value with no subsequent fair value adjustments or recognition of interest income until such time as amounts are received by CAC. The fair value of this distribution reduces the deployed capital upon which CAC is entitled to earn a minimum guaranteed return prospectively from the August 6, 2014 distribution date.
Note 11 — Subsequent Events
Because significant recent developments and subsequent events related to our equity method investee could be impactful to our financial performance, we have elected to include disclosure of such items herein.
January 2015 CIE Liquidity Plan Payment
In January 2015, Caesars Interactive repurchased management shares and deemed held shares under the provisions of the Liquidity Plan at $12,630 per share. Aggregate consideration paid by Caesars Interactive under the Liquidity Plan in January 2015 totaled $24.3 million, of which $9.3 million related to management shares and $15.0 million related to deemed held shares for vested awards granted under the Plan.
National Retirement Fund
In January 2015, the National Retirement Fund (“NRF”), a multi-employer defined benefit pension plan, voted to expel Caesars Entertainment and its participating subsidiaries (“CEC Group”) from the plan. NRF claims that CEOC’s bankruptcy presents an “actuarial risk” to the plan because, depending on the outcome of the bankruptcy proceeding, Caesars Entertainment might no longer be liable to the plan for any partial or complete withdrawal liability. NRF has advised the CEC Group that its expulsion has triggered a withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million. Caesars Entertainment vigorously disputes NRF’s legal and contractual authority to take such action and will challenge NRF’s actions in the appropriate legal forums.
CEOC Bankruptcy
CEOC is a majority owned subsidiary of Caesars Entertainment and its casinos account for approximately two million square feet of gaming space, 40,000 slot machines, and 15,000 hotel rooms. CEOC owns and operates 19 casinos in the United States and nine internationally, most of which are located in England. In addition to owning and operating its own properties, CEOC managed six casinos for CGP LLC and nine casinos for unrelated third parties. Effective October 2014, all of CGP LLC's properties are managed by CES, other than Horseshoe Baltimore.
On January 15, 2015 (the “Petition Date”), CEOC and certain of its U.S. subsidiaries (the “Debtors”) voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Illinois in Chicago (the “Bankruptcy Court”). The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Caesars Entertainment, CERP, the Company and CGP LLC are separate entities with independent capital structures and have not filed for bankruptcy relief. In addition, all Caesars Entertainment properties, including those owned by CEOC, are continuing to operate in the ordinary course.
Note 12— Quarterly Results of Operations (Unaudited)

(In millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Equity method investment income	$9.3	$21.3	$24.9	$23.9
Loss from operations	(5.9)	(8.2)	(2.1)	(9.2)
Net income	2.2	8.4	2.8	1.2
Earnings per share - basic and diluted	0.02	0.06	0.02	0.01

(In millions, except per share data)	February 25 Through March 31	Second Quarter	Third Quarter	Fourth Quarter
February 25, 2013 through December 31, 2013
Equity method investment income	$—	$—	$—	$7.3
Loss from operations	—	—	—	(0.4)
Net income	—	—	—	4.5
Earnings per share - basic and diluted	—	—	—	0.06

FINANCIAL STATEMENTS OF PREDECESSOR GROWTH PARTNERS
EXPLANATORY NOTE
Upon the completion of the Transactions (as defined in Note 1 of Predecessor Growth Partners' Notes to Combined Financials), CAC's primary asset is its interest in CGP LLC, which is accounted for using the hypothetical liquidation at book value ("HLBV") approach to the equity method of accounting. The assets and entities that were acquired by or contributed to CGP LLC in connection with the Transactions (referred to as Predecessor Growth Partners) are considered to be the predecessor to CAC. Therefore, we have included financial statements of Predecessor Growth Partners in this annual report on Form 10-K as if those businesses and assets were combined into one reporting entity for the periods presented.
These combined financial statements of Predecessor Growth Partners have been prepared on a stand-alone basis and, as the Transactions and the acquisitions of Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell are considered transactions between entities under common control, have been recast and derived from the historical accounting records and consolidated financial statements of Caesars Entertainment. The combined historical financial statements consist of the financial position, results of operations and cash flows of the businesses and assets contributed to or acquired by CGP LLC in the Transactions and the acquisitions of Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell described previously as if those businesses were combined into a single reporting entity for all periods presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Caesars Acquisition Company
We have audited the accompanying combined statements of operations, comprehensive income/(loss), stockholders’ equity and cash flows of Caesars Entertainment Corporation’s prior interests in Caesars Interactive Entertainment, Inc. and its subsidiaries; PHWLV, LLC; Caesars Baltimore Investment Company, LLC; senior notes previously issued by a wholly owned subsidiary of Caesars Entertainment Corporation; 3535 LV Corp.; indirect subsidiaries of Parball Corporation; Corner Investment Company, LLC and its subsidiaries; and JCC Holding Company II, LLC and its subsidiaries (such interests referred to, in the aggregate, as “Predecessor Growth Partners”) for the period from January 1, 2013 through October 21, 2013 (date of Transactions, as defined in Note 1 to the accompanying combined financial statements, or “Transactions”) and for the year ended December 31, 2012. These combined financial statements are the responsibility of Caesars Acquisition Company's management. Our responsibility is to express an opinion on the combined financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Predecessor Growth Partners is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Predecessor Growth Partners’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such combined financial statements present fairly, in all material respects, the results of Predecessor Growth Partners’ operations and their cash flows for the period from January 1, 2013 through October 21, 2013 (date of Transactions), and for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the combined financial statements, Caesars Acquisition Company and Caesars Entertainment Corporation consummated the Transactions on October 21, 2013 to form Caesars Growth Partners, LLC. Predecessor Growth Partners is considered the predecessor of Caesars Acquisition Company and represents the operations and cash flows described above related to the Transactions.
As discussed in Note 2 to the combined financial statements, the acquisitions of 3535 LV Corp.; indirect subsidiaries of Parball Corporation; Corner Investment Company, LLC and its subsidiaries; and JCC Holding Company II, LLC and its subsidiaries (the “Acquisitions”) in May 2014 were accounted for as transactions among entities under common control. The financial statements of Predecessor Growth Partners have been recast to include the financial results for the Acquisitions as if those businesses were combined into Predecessor Growth Partners reporting entities for all periods presented.
As discussed in Note 18 to the combined financial statements, the combined financial statements include allocations of expenses from Caesars Entertainment Corporation. These allocations may not be reflective of the actual level of costs which would have been incurred had the Predecessor Growth Partners operated as a separate combined entity apart from Caesars Entertainment Corporation.

/s/ Deloitte & Touche LLP
Las Vegas, Nevada
March 28, 2014
(March 16, 2015 as to Note 2)

PREDECESSOR GROWTH PARTNERS
COMBINED STATEMENTS OF OPERATIONS
(In millions)

	January 1, 2013 Through October 21, 2013	Year Ended December 31, 2012
Revenues
Interactive Entertainment
Social and mobile games	$232.3	$193.3
WSOP and online real money gaming	10.3	14.4
	242.6	207.7
Casino Properties and Developments
Casino	530.7	709.7
Food and beverage	162.9	198.9
Rooms	196.0	240.3
Other	72.7	92.7
Less: casino promotional allowances	(126.7)	(160.4)
	835.6	1,081.2
Net revenues	1,078.2	1,288.9

Operating expenses
Interactive Entertainment - Direct
Platform fees	72.5	62.6
Casino Properties and Developments - Direct
Casino	271.2	368.3
Food and beverage	73.8	92.0
Rooms	54.8	72.1
Property, general, administrative and other	333.1	360.4
Write-downs, reserves and project opening costs, net of recoveries	15.6	8.4
Management fees to related parties	14.2	16.1
Depreciation and amortization	80.5	92.0
Change in fair value of contingent consideration	50.0	—
Total operating expenses	965.7	1,071.9
Income from operations	112.5	217.0
Interest expense, net of interest capitalized	(61.0)	(55.8)
Interest income - related party	138.5	145.1
Loss on extinguishment of debt	(0.7)	—
Other income, net	0.5	1.9
Income before provision for income taxes	189.8	308.2
Provision for income taxes	(68.0)	(108.5)
Net income	121.8	199.7
Less: net loss/(income) attributable to non-controlling interests	5.1	(0.6)
Net income attributable to Predecessor Growth Partners	$126.9	$199.1
See accompanying Notes to Combined Financial Statements.

PREDECESSOR GROWTH PARTNERS
COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	January 1, 2013 Through October 21, 2013	Year Ended December 31, 2012
Net income	$121.8	$199.7
Other comprehensive income, net of income taxes:
Unrealized gain on investments in notes from related party	0.5	112.1
Total other comprehensive income	0.5	112.1
Comprehensive income	122.3	311.8
Less: net loss/(income) attributable to non-controlling interests	5.1	(0.6)
Comprehensive income attributable to Predecessor Growth Partners	$127.4	$311.2
See accompanying Notes to Combined Financial Statements.

PREDECESSOR GROWTH PARTNERS
COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interests	Receivables from Caesars Interactive Shareholder	Total Equity
Balance at January 1, 2012	$2,438.2	$(96.4)	$3.9	$9.5	$—	$2,355.2
Net income	—	199.1	—	0.9	—	200.0
Issuance of Caesars Interactive common stock	31.8	—	—	—	—	31.8
Minimum guaranteed receipt from issuance of Caesars Interactive common stock	10.0	—	—	—	(10.0)	—
Settlement of receivable from Caesars Interactive shareholder	(10.0)	—	—	—	10.0	—
Stock-based compensation	3.1	—	—	—	—	3.1
Capital contribution	5.4	—	—	4.5	—	9.9
Unrealized gain on investments in notes from related party, net of tax	—	—	112.1	—	—	112.1
Transactions with parent and affiliates, net	(138.7)	—	—	—	—	(138.7)
Balance at December 31, 2012	2,339.8	102.7	116.0	14.9	—	2,573.4
Net income/(loss)	—	126.9	—	(4.6)	—	122.3
Issuance of Caesars Interactive common stock	0.6	—	—	—	—	0.6
Purchase of Caesars Interactive management shares	(9.9)	—	—	—	—	(9.9)
Stock-based compensation	0.2	—	—	—	—	0.2
Capital contributions	38.2	—	—	32.2	—	70.4
Unrealized gain on investments in notes from related party, net of tax	—	—	0.5	—	—	0.5
Transactions with parent and affiliates, net	(86.4)	—	—	—	—	(86.4)
Balance at October 21, 2013	$2,282.5	$229.6	$116.5	$42.5	$—	$2,671.1
See accompanying Notes to Combined Financial Statements.

PREDECESSOR GROWTH PARTNERS
COMBINED STATEMENTS OF CASH FLOWS
(In millions)

	January 1, 2013 Through October 21, 2013	Year Ended December 31, 2012
Cash flows from operating activities
Net income	$121.8	$199.7
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	80.5	92.0
Amortization of debt discount and deferred finance charges	19.5	21.5
Loss on early extinguishments of debt	0.7	—
Change in fair value of contingent consideration	50.0	—
Accretion of discount on investments in notes from related party	(83.6)	(77.2)
Paid-in-kind interest	(0.3)	(0.4)
Stock-based compensation expense	13.2	11.4
Net change in deferred income taxes	1.1	30.0
Net change in long-term accounts	(1.1)	(4.8)
Net change in working capital accounts	7.3	31.4
Net transfers to parent and affiliates	(32.5)	(120.5)
Other non-cash items	(0.7)	(0.4)
Cash flows provided by operating activities	175.9	182.7
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	(156.6)	(56.6)
Purchase of short-term investments	(5.0)	(7.5)
Sale of short-term investments	12.5	8.0
Purchase of investments in notes from related party	—	(3.1)
Payments to acquire business, net of cash acquired	(17.3)	(52.7)
Proceeds received from sale of assets	0.1	0.1
Acquisitions of intangible assets	(0.6)	—
Increase in restricted cash	(263.0)	(187.7)
Decrease in restricted cash	78.8	10.3
Cash flows used in investing activities	(351.1)	(289.2)
Cash flows from financing activities
Issuance of Caesars Interactive common stock and warrant	0.6	32.3
Purchase of Caesars Interactive management shares	(9.9)	—
Capital contributions	73.9	10.4
Issuance of convertible note	—	47.7
Debt issuance costs and fees	(10.8)	(2.4)
Proceeds from issuance of long-term debt	214.0	221.1
Payments on long-term debt to related party	(7.0)	(142.1)
Repayments under lending agreements	(9.3)	(1.4)
Distributions to parent	(53.9)	(18.2)
Cash flows provided by financing activities	197.6	147.4
Net increase in cash and cash equivalents	22.4	40.9
Cash and cash equivalents, beginning of period	205.2	164.3
Cash and cash equivalents, end of period	$227.6	$205.2
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

(iv)
CGP LLC subsequently used $360.0 million of the proceeds received from CAC in clause (iii) above to purchase from Caesars Entertainment Operating Company, Inc. ("CEOC"), a majority-owned subsidiary of Caesars Entertainment (we refer to the following assets as the "Purchased Assets"):

a.	the equity interests of PHWLV, LLC ("PHWLV"), which holds the Planet Hollywood Resort & Casino in Las Vegas ("Planet Hollywood");

b.
the equity interests of Caesars Baltimore Investment Company, LLC (the "Maryland Joint Venture"), the entity that indirectly holds interests in the owner of the Horseshoe Baltimore Casino ("Horseshoe Baltimore") in Maryland, a licensed casino that opened in August 2014; and

c.	a 50% interest in the management fee revenues of PHW Manager, LLC ("PHW Manager"), which manages Planet Hollywood, and Caesars Baltimore Management Company LLC, which manages Horseshoe Baltimore.

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

Prior to the consummation of the Transactions, Planet Hollywood was owned by PHW Las Vegas, LLC ("PHW Las Vegas"). On October 21, 2013, in connection with and prior to the closing of the Transactions, PHW Las Vegas contributed and assigned to PHWLV, a wholly-owned subsidiary of PHW Las Vegas, and PHWLV accepted and assumed from PHW Las Vegas, all of the assets and liabilities of PHW Las Vegas, including Planet Hollywood.
On May 5, 2014, CGP LLC contributed the equity interests of PHWLV to Caesars Growth Properties Holdings, LLC (the "Borrower" or "CGPH"), a subsidiary of CGP LLC. JCC Holding Company II, LLC and its subsidiaries (collectively known as "Harrah's New Orleans"), 3535 LV Corp. (formerly known as "The Quad" and recently rebranded as "The LINQ Hotel & Casino"), indirect subsidiaries of Parball Corporation (collectively known as "Bally's Las Vegas") and Corner Investment Company, LLC and its subsidiaries, (collectively known as "The Cromwell") were direct wholly-owned subsidiaries of CEOC, which is a majority-owned subsidiary of CEC. On May 5, 2014, CGPH through one or more subsidiaries acquired (i) The Cromwell, The LINQ Hotel & Casino, and Bally’s Las Vegas, (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreements entered between a Property Manager (as defined) and the owners of each of these properties and (iii) certain intellectual property that is specific to each of these properties (collectively referred to as the "First Closing").

On May 20, 2014, CGPH through one or more subsidiaries acquired (i) Harrah’s New Orleans, (ii) 50% of the ongoing management fees and any termination fees payable under the Louisiana property management agreement entered between a Property Manager and the owners of Harrah's New Orleans and (iii) certain intellectual property that is specific to the Harrah’s New Orleans ("Second Closing").
CGPH paid $2.0 billion, less outstanding debt assumed, for the First Closing and Second Closing.
The acquisitions of Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell and the contribution of Planet Hollywood to CGPH are herein referred to as the "Acquired Properties." Because these acquisitions were accounted for as transactions among entities under common control, the financial information for CGP LLC and Predecessor Growth Partners has been recast to include the financial results for these properties as if those businesses were combined into the CGP LLC and Predecessor Growth Partners reporting entities for all periods presented.
Predecessor Growth Partners has two operating units: (1) Interactive Entertainment and (2) Casino Properties and Developments. Predecessor Growth Partners’ Interactive Entertainment segment consists of CIE, which is comprised of three distinct, but complementary businesses that reinforce, cross-promote and build upon each other: social and mobile games, the World Series of Poker ("WSOP") and regulated online real money gaming. Predecessor Growth Partners’ Casino Properties and Developments segment consists of the Acquired Properties and CGP LLC’s interest in the Maryland Joint Venture.
Interactive Entertainment
In May 2009, Caesars Interactive was formed by Caesars Entertainment. As of October 2013, CEC indirectly owned approximately 119,047 shares of Caesars Interactive's common stock, representing approximately 90.2% of the then-outstanding shares of Caesars Interactive. The remainder of the outstanding common stock of Caesars Interactive is owned by Rock Gaming LLC ("Rock") and members of the Caesars Interactive current and former management team.
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
Casino Properties and Developments
Harrah's New Orleans owns and operates an entertainment facility located in downtown New Orleans, Louisiana, composed of one casino, a hotel, multiple restaurants, and retail outlets. Planet Hollywood, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell each own and operate casino and hotel entertainment facilities located on Las Vegas Boulevard, in Las Vegas, Nevada.
In July 2012, a consortium led by Caesars Entertainment was awarded the license to operate a casino in downtown Baltimore. In October 2012, Caesars Entertainment entered into definitive agreements with its partners to form a joint venture to build the Horseshoe Baltimore, which was completed and opened in August 2014.
Basis of Presentation
These combined financial statements of Predecessor Growth Partners, prepared on a stand-alone basis as the Transactions and the acquisitions of Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell are considered transactions between entities under common control, have been derived from the historical accounting records and consolidated financial statements of Caesars Entertainment Corporation. The combined historical financial statements consist of the financial position, results of operations and cash flows of the businesses and assets contributed to or acquired by CGP LLC in the Transactions and the acquisitions of Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell described previously as if those businesses were combined into a reporting entity for all periods presented.
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
Land, Property and Equipment
Gains or losses on the dispositions of land, property and equipment are included in the determination of income. Predecessor Growth Partners capitalized interest of $6.0 million and $0.8 million for the period from January 1 through October 21, 2013 and for the year ended December 31, 2012, respectively, primarily associated with The LINQ Hotel & Casino, The Cromwell and the Horseshoe Baltimore development project.
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
Goodwill and Other Non-Amortizing Intangible Assets
The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Predecessor Growth Partners determines the estimated fair values after review and consideration of relevant information including discounted cash flows, quoted market prices, and estimates made by management. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is recorded as goodwill.

Predecessor Growth Partners performed its annual goodwill impairment assessment as of September 30, or more frequently if impairment indicators existed. Predecessor Growth Partners determined the estimated fair value of each reporting unit based on a combination of earnings before interest, taxes, depreciation and amortization ("EBITDA") and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. Predecessor Growth Partners also evaluated the aggregate fair value of all of its reporting units and other non-operating assets in comparison to its aggregate debt and equity market capitalization at the test date. EBITDA multiples and discounted cash flows are common measures used to value businesses in the industry.
Predecessor Growth Partners performed an annual impairment assessment of other non-amortizing intangible assets as of September 30, or more frequently if impairment indicators existed. Predecessor Growth Partners determined the estimated fair value of its non-amortizing intangible assets by primarily using the "Relief From Royalty Method" and "Excess Earnings Method" under the income approach.
Debt Discounts or Premiums and Deferred Finance Charges
Debt discounts or premiums and deferred finance charges incurred in connection with the issuance of debt are capitalized and amortized to interest expense based on the related debt agreements using the effective interest method. Unamortized discounts or premiums and deferred finance charges are written off and included in gain or loss calculations to the extent Predecessor Growth Partners retires debt prior to its original maturity date. Unamortized deferred finance charges are included in Deferred charges and other and unamortized debt discounts or premiums are netted against Long-term debt.
Derivative Instruments
Derivative instruments are recognized in the combined financial statements at fair value. Any changes in fair value are recorded in the Combined Statements of Operations. The estimated fair value of Predecessor Growth Partners' derivative instrument is based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts Predecessor Growth Partners would receive or pay to terminate the contract. See Note 8 — Financial Instruments for additional discussion on the Planet Hollywood interest cap agreement.
Revenue Recognition
Interactive Entertainment—Social and Mobile Games
CIE derives revenue from the sale of virtual currencies within casino-themed social and mobile games which are played on various global, social and mobile third-party platforms. CIE's Slotomania and Bingo Blitz applications represented 90% and 94% of CIE's social and mobile games revenues for the period from January 1 through October 21, 2013 and for the year ended December 31, 2012, respectively.
CIE's social and mobile games operate on a free-to-play model, whereby game players may collect virtual currency or other virtual consumable goods (collectively referred to as "virtual goods" or "virtual currency") free of charge through the passage of time or through targeted marketing promotions. Additionally, players have the ability to send free "gifts" of virtual goods to their friends through interactions with certain social platforms. If a game player wishes to obtain virtual goods above and beyond the level of free virtual goods available to that player, the player may purchase additional virtual goods. Once a purchase is completed, the virtual goods are deposited into the player's account and are not separately identifiable from previously purchased virtual goods or virtual goods obtained by the game player for free.
Once obtained, virtual currency (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play. When virtual currency is played in the games, the game player could "win" and would be awarded additional virtual currency, or could "lose" and lose the future use of that virtual currency. As the game player does not receive any additional benefit from the games, nor is the game player entitled to any additional rights once the game player’s virtual goods are substantially consumed, CIE has concluded that the virtual goods represent consumable goods.
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
Because CIE is unable to distinguish between the consumption of purchased or free virtual currency, CIE must estimate the amount of outstanding purchased virtual currency at each reporting period based on customer behavior. Based upon an analysis of the customers’ historical play behavior, the timing difference between when virtual currencies are purchased by a customer and when those virtual currencies are consumed in gameplay is relatively short.

CIE continues to gather detailed customer play behavior and assess this data in relation to its revenue recognition policy. To the extent the customer play behavior changes, CIE reassesses its estimates and assumptions used for revenue recognition.
Predecessor Growth Partners' games are played on various social and mobile third-party platforms for which such third parties collect monies from CIE's customers and pay CIE an amount after deducting a platform fee. CIE is the primary obligor with its customers, and under these arrangements, retains the ability to establish the pricing for its virtual currencies and assumes all credit risk with its customers.
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
Casino Properties and Developments
Casino Revenues. Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. However, jackpots, other than the incremental amount of progressive jackpots, are recognized at the time they are won by customers. Predecessor Growth Partners accrues the incremental amount of progressive jackpots as the progressive machine is played and the progressive jackpot amount increases, with a corresponding reduction of casino revenue.
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

Platform Fees
Platform fees relate to Predecessor Growth Partners' Interactive Entertainment segment and consist of fees paid to third- party social and mobile platform providers. Approximately 79.4% and 83.8% of platform fees incurred for the period from January 1 through October 21, 2013 and for the year ended December 31, 2012, respectively, were paid to the top two platforms. Other than the deferral of platform fees associated with deferred revenues, platform fees are expensed as incurred.
Total Rewards Point Liability Program
Caesars Entertainment's customer loyalty program, Total Rewards, offers incentives to customers who gamble at Caesars Entertainment’s casinos throughout the United States, including Predecessor Growth Partners' casino properties. Under the program, customers are able to accumulate, or bank, reward credits over time that they may redeem at their discretion under the terms of the program. The reward credit balance will be forfeited if the customer does not earn a reward credit over the prior six-month period. As a result of the ability of the customer to bank the reward credits, Caesars Entertainment accrues the expense of reward credits, after consideration of estimated forfeitures (referred to as "breakage"), as they are earned. The estimated value of the cost to provide reward credits is expensed by Caesars Entertainment as the reward credits are earned by customers. To arrive at the estimated cost associated with reward credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates, and the mix of goods and services for which reward credits will be redeemed. Caesars Entertainment uses historical data to assist in the determination of estimated accruals.
The casino properties' associated cost to provide reward credits is included in Casino expense in the Combined Statements of Operations.
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
All other research and development costs are expensed as incurred. Research and development costs were $23.1 million and $15.6 million for the period from January 1 through October 21, 2013 and for the year ended December 31, 2012, respectively. Such amounts are included in Property, general, administrative and other within the Combined Statements of Operations.
Advertising
Predecessor Growth Partners expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $45.6 million and $35.2 million for the period from January 1 through October 21, 2013 and for the year ended December 31, 2012, respectively. Advertising expense is included in Property, general, administrative and other expenses within the Combined Statements of Operations.
Stock-based Compensation
Caesars Entertainment grants stock-based compensation awards in Caesars Entertainment common stock to certain employees that work for the management companies of the Acquired Properties, Planet Hollywood and Horseshoe Baltimore under the Caesars 2012 Performance Incentive Plan. Caesars Entertainment’s allocated expense to Predecessor Growth Partners associated with executives’ stock-based awards for the period from January 1 through October 21, 2013 and for the year ended December 31, 2012, but it was not considered material to the Combined Statements of Operations of Predecessor Growth Partners.
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
Foreign Currency
Predecessor Growth Partners transacts business in various foreign currencies. The functional currency of Predecessor Growth Partners’ foreign operations is the U.S. dollar. Foreign exchange transaction gains and losses are included Property, general, administrative and other in the Combined Statements of Operations.
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
Prior to October 21, 2013, Predecessor Growth Partners' operations were included in the consolidated U.S. Federal income tax return and state income tax returns of Caesars Entertainment. The provision for income taxes included in the Combined Statements of Operations and Comprehensive Income was computed as if Predecessor Growth Partners filed its U.S. federal, state and income tax returns on a stand-alone basis. Planet Hollywood is a disregarded entity for federal and state income tax purposes as part of the Caesars Entertainment consolidated group. However, for the purpose of the combined financial statements for the period ended October 21, 2013 and year ended December 31, 2012, Planet Hollywood recorded income taxes to properly represent the cost of its operations. Upon closing of the Transactions, CGP LLC is treated as a pass-through entity for federal and state income tax purposes.
Recently Issued Accounting Pronouncements
Predecessor Growth Partners has assessed recently issued guidance by the Financial Accounting Standards Board (the "FASB") and has determined there are no recently issued accounting pronouncements that will have a material impact on their financial position or results of operations.
Note 2 — Recast of Financial Statements
The acquisitions of Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell in 2014 are accounted for as transactions among entities under common control and therefore the financial information for Predecessor Growth Partners has been recast to include the financial results for these properties as if those businesses were combined into Predecessor Growth Partners reporting entities for all periods presented.
Note 3 — Development and Acquisition Activity
Interactive Entertainment
Acquisition of Bubbler Media
In September 2012, Playtika, Ltd. ("Playtika"), a wholly owned subsidiary of Caesars Interactive, entered into an agreement with Ambar Services Limited ("Ambar") and Synesis, LLC ("Synesis") to effect a transaction whereby certain shareholders of Ambar ("Ambar Shareholders") would recruit and cause certain employees of Bubbler Media, a wholly-owned subsidiary of Synesis, to enter into employment contracts with a subsidiary of Playtika to create and develop programs and software, in exchange for $7.5 million in consideration. The acquisition was recognized as a business combination and all of the consideration transferred was recognized as goodwill as there were no identifiable assets or liabilities acquired as a result of the acquisition.
Additionally, the Ambar Shareholders are entitled to four contingency payments of $0.9 million as of the first and second anniversary periods as defined in the agreement as amended. The maximum amount of contingency payments is $3.6 million. These payments are contingent upon services to be provided in the post-combination period; accordingly, these payments are not considered as part of the business combination and do not impact the total consideration transferred in respect to the business acquired. These payments will be recognized as compensation expense over the period in which they are incurred. For the period from January 1 through October 21, 2013, $1.9 million was recognized in the Combined Statements of Operations and for the year ended December 31, 2012, $0.8 million was recognized in the Combined Statements of Operations.
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
Pro Forma Summary
The following unaudited pro forma summary presents combined information of Predecessor Growth Partners as if Caesars Interactive had acquired 100% of the ownership interests in Buffalo Studios and Bubbler on January 1, 2012:

(In millions)	Pro Forma for the Year Ended December 31, 2012
Net revenues	$1,316.7
Net income	235.1
Unaudited pro forma net income has been calculated after adjusting the combined results of Predecessor Growth Partners to reflect the additional amortization and depreciation of $5.1 million net of tax, for the year ended December 31, 2012 for acquired intangible and fixed assets for the period prior to the acquisition of Buffalo Studios and Bubbler based on the fair value of the intangible and fixed assets acquired. The pro forma results reflect additional interest expense of $1.4 million, net of tax for the year ended December 31, 2012. Additional interest expense is attributable to the unsecured intercompany loans with Caesars Entertainment, assuming that such borrowings occurred on January 1, 2012 (in the case of Buffalo Studios), the Amended and Restated Loan Agreement.
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
In July 2012, the consortium led by Caesars Entertainment was awarded the license to operate a casino in downtown Baltimore. In October 2012, Caesars Entertainment entered into definitive agreements with investors associated with Rock, CVPR Gaming Holdings, LLC, STRON-MD Limited Partnership, and PRT Two, LLC, to form a joint venture that will build and own the Horseshoe Baltimore casino. Subject to regulatory approvals and receipt of project financing, Caesars Entertainment began construction of the Horseshoe Baltimore in the first half of 2013 and opened the casino to the public in August 2014. Pursuant to such definitive agreements, Caesars Entertainment committed to contribute a maximum of $78.0 million in capital to the joint venture, $17.7 million of which has previously been contributed and appears as a capital contribution within Additional paid-in capital on Predecessor Growth Partners' Combined Statement of Stockholders' Equity, for the purpose of developing and constructing the casino. Predecessor Growth Partners had an approximate 51.8% indirect ownership interest in the joint venture, which is a combined subsidiary (see Note 20 — Subsequent Events contained in the CGP LLC audited financial statements included in Exhibit 99.1 of this Annual Report for transactions relative to this transaction which occurred after October 21, 2013).
In October 2012, CBAC Gaming, LLC ("CBAC Gaming"), an indirectly-held subsidiary of the Company, entered into a lease with the City of Baltimore, Maryland to lease vacant real property for the gaming facility in Baltimore, Maryland. Subject to several extension rights provided to CBAC Gaming, the term of the lease may be extended up to a maximum of 50 years following the date the facility is open to the public. Rent payable under the lease is equal to the greater of (i) 2.99% of the gross gaming proceeds derived from the operation of the Facility, and (ii) the annual minimum rental amounts set forth in the lease.
In connection with the execution of the lease, CBAC Gaming also entered into a Land Disposition Agreement (the "LDA") with the City of Baltimore to acquire real property for the purpose of demolishing existing improvements and, thereafter, developing and operating parking garage immediately adjacent to the casino entertainment facility. The total purchase price for this real property was approximately $5.9 million.
Pursuant to the Maryland Joint Venture definitive agreements, capital calls were made to all members in April 2013 and June 2013 for an aggregate amount of $73.3 million to fund the ongoing development activities and capitalization requirements for financing of the joint venture. In accordance with Predecessor Growth Partner's ownership interests in the Maryland Joint Venture, its portion of the capital contribution amounted to an aggregate total of approximately $38.0 million, which was paid by Caesars Entertainment and appears as a capital contribution within Additional paid-in capital on Predecessor Growth Partners' Combined Statement of Stockholders' Equity.
As of October 21, 2013, STRON-MD Limited Partnership holds 4.8% of the Horseshoe Baltimore joint venture. Their non-controlling interest contains an embedded put feature that may cause us, at any time, to purchase all of STRON-MD Limited Partnership’s interest in Horseshoe Baltimore either at cost prior to the commencement of the planned casino’s operations, or at fair market value after the commencement of operations. For accounting purposes, their ownership interest is presented as redeemable non-controlling interest presented outside of permanent equity.
Note 4 — Depreciation and Amortization
Caesars Interactive entered into a Platform Development and Service Agreement, dated as of January 30, 2012 (the "Platform Agreement"), with 888 poker software ("888"), Caesars Interactive’s partner in the UK online real money gaming market. The Platform Agreement provides that 888 will develop and service an online real money poker platform for use in any United States jurisdiction when online real money gaming becomes legal. Under this agreement, 888 receives a portion of the revenue derived from the platform and reimbursement for expenses. Reimbursements for computer hardware incurred prior to construction in progress, and reimbursements for other development costs and expenses have been recorded in Property, general, administrative and other in the Combined Statements of Operations. The Platform agreement also provides 888 the option to market or sell the rights to the technology developed under the agreement, but upon exercising such option, 888 would be required to reimburse Caesars Interactive some or all of the computer hardware and development costs and expenses.
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
Depreciation expense for property and equipment is reflected in Depreciation and amortization in the Combined Statements of Operations. For the period from January 1 through October 21, 2013 and for the year ended December 31, 2012, the aggregate depreciation expense was $49.5 million and $62.7 million, respectively.
The aggregate amortization expense for those intangible assets that are amortized is reflected in Depreciation and amortization in the Combined Statements of Operations. For the period from January 1 through October 21, 2013 and for the year ended December 31, 2012, there was $29.3 million and $27.5 million, respectively, of amortization expense recorded related to intangible assets. For the period from January 1 through October 21, 2013 and for the year ended December 31, 2012, there was $1.7 million and $1.8 million of amortization expense, respectively, related to other items.
No impairment charges were recorded for the period from January 1 through October 21, 2013 or for the year ended December 31, 2012.
Note 5 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as Casino promotional allowances.
The estimated retail value of such Casino promotional allowances is included in Net revenues as follows:

(In millions)	January 1, 2013 Through October 21, 2013	Year Ended December 31, 2012
Food and beverage	$63.8	$80.0
Rooms	55.9	71.5
Other	7.0	8.9
Total	$126.7	$160.4
The estimated cost of providing such promotional allowances is included in Operating expenses as follows:

(In millions)	January 1, 2013 Through October 21, 2013	Year Ended December 31, 2012
Food and beverage	$38.8	$46.7
Rooms	20.0	27.7
Other	3.4	3.8
Total	$62.2	$78.2

Note 6 — Write-downs, Reserves and Project Opening Costs, Net of Recoveries
Write-downs, reserves and project opening costs, net of recoveries include project opening costs, remediation costs, costs associated with efficiency projects, project write-offs, demolition costs and other non-routine transactions, net of recoveries of previously recorded non-routine reserves. The components of Write-downs, reserves and project opening costs, net of recoveries are as follows:

(In millions)	January 1, 2013 Through October 21, 2013	Year Ended December 31, 2012
Remediation costs	$9.2	$1.1
Divestitures and abandonments (1)	3.2	1.0
Efficiency projects	1.6	0.1
Project opening costs	1.4	6.1
Other	0.2	0.1
Total Write-downs, reserves and project opening costs, net of recoveries	$15.6	$8.4
_________________________
(1)Divestitures and abandonments are primarily comprised of demolition costs related to projects in development.
Note 7 — Third-Party Interest and Fees
Planet Hollywood Amended and Restated Loan Agreement
In connection with the 2010 acquisition of Planet Hollywood and the related assumption of debt, Planet Hollywood entered into the Amended and Restated Loan Agreement (the "Planet Hollywood Loan Agreement") with Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2007- TFL2 (the "Lender"). On October 26, 2011, Planet Hollywood exercised its option to extend the Planet Hollywood senior secured loan to 2013. On December 5, 2013 the loan maturity was again extended to April 2015. This loan was secured by the assets of PHWLV, LLC.
The amount outstanding under the agreement bore interest at a rate per annum equal to the London Inter-Bank Offered Rate ("LIBOR") plus 2.859%. A subsidiary of CEOC owned interest-only participations in a portion of the PHW Las Vegas, LLC senior secured loan that was entitled to interest at a fixed rate equal to 1.59% per year.
Cromwell Credit Facility
In November 2012, The Cromwell entered into a $185.0 million, seven-year senior secured credit facility bearing interest at LIBOR plus 9.75% with a LIBOR floor of 1.25% (the "Cromwell Credit Facility") to fund the renovation of the former Bill's Gamblin' Hall and Saloon into a boutique lifestyle hotel, rebranded as The Cromwell.
Horseshoe Baltimore Credit and FF&E Facilities
CBAC Borrower, LLC ("CBAC Borrower"), a joint venture among Caesars Baltimore Investment Company, LLC, Rock Gaming Mothership LLC, CVPR Gaming Holdings, LLC, STRON-MD Limited Partnership and PRT Two, LLC, entered into a credit agreement (the "Baltimore Credit Facility") in July 2013 in order to finance the acquisition of land in Baltimore, Maryland and the construction of the Horseshoe Baltimore and a parking garage (collectively, the "Baltimore Development"). The Baltimore Credit Facility provides for (i) a $300.0 million senior secured term facility with a seven-year maturity, which is comprised of a $225.0 million facility that was funded on July 2, 2013 upon closing of the Baltimore Credit Facility, a $37.5 million delayed draw facility available from the closing of the Baltimore Credit Facility until July 2014 and a $37.5 million delayed draw facility available until January 2015 and (ii) a $10.0 million senior secured revolving facility with a five-year maturity.
For the Baltimore Credit Facility, borrowings bear interest at a rate equal to the then current adjusted LIBOR or at a rate equal to the alternate base rate, in each case, plus an applicable margin of 7.00%. The adjusted LIBOR is equal to the greater of (i) 1.25% and (ii) the LIBOR in effect for such interest period. In addition, on a quarterly basis, CBAC Borrower is required to pay each lender (i) a 0.50% commitment fee in respect any unused commitments under the revolving credit facility, (ii) a 0.125% fronting fee in respect of the aggregate face amount outstanding letters of credit under the revolving credit facility and (iii) a 2.25% commitment fee in respect of unfunded commitments under the delayed draw facility until termination of such commitments.
Concurrently with the closing of the Baltimore Credit Facility, CBAC Borrower entered into an equipment financing term loan facility for up to $30.0 million (the "Baltimore FF&E Facility"). The loan bears an interest rate at a floating rate per annum equal to the adjusted LIBOR plus 7.5%. The adjusted LIBOR will be determined by Credit Suisse AG, Cayman Islands Branch (the "Administrative Agent") and will equal to the greater of (i) the LIBOR in effect for such interest period multiplied by statutory reserves and (ii) 1.25%. No debt had been drawn from this facility as of October 21, 2013.

Special Improvement District Bonds
In 2008, Bally's Las Vegas entered into a District Financing Agreement with Clark County, Nevada (the "County"). In accordance with the agreement, the County issued Special Improvement District Bonds to finance land improvements at Bally's Las Vegas and at an affiliate casino property, Caesars Palace. Of the total bonds issued by the County, $16.5 million was related to Bally's Las Vegas. These bonds bear interest at 5.30%, have principal and interest payments due on June 1st of every year and interest only payments due on December 1st of every year. The Special Improvement District Bonds mature on August 1, 2037.
Note 8 — Financial Instruments
Derivative Instruments
On December 9, 2011, Planet Hollywood entered into an interest rate cap agreement for a notional amount of $517.7 million at a LIBOR cap rate of 7.0% which matured on December 9, 2013. Planet Hollywood did not designate the interest rate cap agreement as a cash flow hedge. Therefore, any change in fair value was recognized in interest expense during the period in which the change in value occurred. Likewise, Predecessor Growth Partners had no derivatives designated as hedging instruments at October 21, 2013.
The effect of derivative instruments in the Combined Statements of Operations for the period from January 1 through October 21, 2013 and for the year ended December 31, 2012 was immaterial.
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
Cash received as interest on investments in notes from related party was transferred back to Caesars Entertainment. Such transfers were recorded as equity transactions, net of associated tax, and included as a component of Additional paid-in capital. Predecessor Growth Partners treated these net distributions to Caesars Entertainment as financing transactions in its Combined Statements of Cash Flows.
Non-controlling Interest
The following is a summary of Predecessor Growth Partners' net loss attributable to non-controlling interests for the period from January 1 through October 21, 2013 and for the year ended December 31, 2012:

(In millions)	January 1, 2013 Through October 21, 2013	Year Ended December 31, 2012
Net loss attributable to redeemable non-controlling interests	$(0.5)	$(0.3)
Net (loss)/income attributable to non-controlling interests	(4.6)	0.9
Net (loss)/income attributable to non-controlling interests	$(5.1)	$0.6
As of October 21, 2013, STRON-MD Limited Partnership held 4.8% of the Maryland Joint Venture. Their non-controlling interest contains an embedded put feature that may, at any time, cause Predecessor Growth Partners to purchase all of STRON-MD Limited Partnership’s interest in Maryland Joint Venture either at cost prior to the commencement of the planned casino’s operations, or at fair market value after the commencement of operations. For accounting purposes, their ownership interest is presented as Redeemable non-controlling interest presented outside of permanent equity.

The changes in the carrying amount of Redeemable non-controlling interests were as follows:

(In millions)
Balance as of December 31, 2011	$1.1
Net loss attributable to redeemable non-controlling interests	(0.3)
Capital contribution to Horseshoe Baltimore	0.5
Balance as of December 31, 2012	1.3
Net loss attributable to redeemable non-controlling interests	(0.5)
Capital contribution to Horseshoe Baltimore	3.5
Balance as of October 21, 2013	$4.3
Net loss attributable to Redeemable non-controlling interests from the Maryland Joint Venture for the period from January 1 through October 21, 2013 and for the year ended December 31, 2012, was recognized in the Combined Statements of Operations, but was not recognized in the Combined Statements of Stockholders' Equity as it was accounted for as mezzanine equity during the respective periods.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income consists of unrealized gains on investments in notes from related party (see Note 18 — Related Party Transactions), net of taxes. For the period from January 1 through October 21, 2013 and for the year ended December 31, 2012, there were no amounts reclassified out of Accumulated other comprehensive income.
Note 10 — Income Taxes
The components of income before income taxes and the related provision for the United States and other income taxes for Predecessor Growth Partners were as follows:

(In millions)	January 1, 2013 Through October 21, 2013	Year Ended December 31, 2012
Income before Income Taxes
United States	$126.9	$232.2
Outside of the United States	62.9	76.0
Total income before income taxes	$189.8	$308.2

(In millions)	January 1, 2013 Through October 21, 2013	Year Ended December 31, 2012
Income Tax Provision
United States
Current (Federal and state)	$54.1	$68.5
Deferred (Federal and state)	3.0	20.0
Outside of the United States
Current	13.8	23.1
Deferred	(2.9)	(3.1)
Total income tax provision	$68.0	$108.5

The differences between the United States statutory federal income tax rate and the effective tax rate expressed as a percentage of income before taxes were as follows:

	January 1, 2013 Through October 21, 2013	Year Ended December 31, 2012
Statutory tax rate	35.0%	35.0%
Increases/(decreases) in tax resulting from:
Federal valuation allowance change	3.0	—
State taxes, net of federal tax benefit	0.8	0.6
Foreign income taxed at lower rates than the U.S.	(5.9)	(2.1)
Nondeductible lobbying	0.2	0.5
Nondeductible stock-based compensation	1.8	0.5
Offering costs	0.1	0.4
Non-controlling interests	0.9	0.3
Other	(0.1)	—
Effective tax rate	35.8%	35.2%
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

(In millions)
Balance at January 1, 2012	$1.8
Reductions to tax positions of prior years	(1.8)
Balance at December 31, 2012	—
Additions on tax positions of prior years	0.2
Balance at October 21, 2013	$0.2
Predecessor Growth Partners classifies reserves for tax uncertainties within Accrued expenses and Deferred credits and other, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.
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
Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although Predecessor Growth Partners believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on their earnings. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a favorable impact on earnings.
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
As part of the preliminary purchase price allocation related to its acquisition of Buffalo Studios in December 2012, Predecessor Growth Partners recorded $5.6 million in contingent consideration, which is remeasured at fair value until settlement under Accounting Standards Codification ("ASC") 805, Business Combinations. In April 2014, the Company paid $58.5 million as final consideration, based upon a multiple of EBITDA for the calendar year 2013 in excess of a specified minimum threshold (generally referred to as an "earn-out" payment). This liability falls into Level 3 within the fair value hierarchy and was adjusted to its estimated fair value of $55.6 million as of October 21, 2013. The change of $50.0 million in the estimated value of the contingent consideration between the time the initial estimate was finalized and October 21, 2013 is recorded in the Change in fair value of contingent consideration in the Combined Statements of Operations. A probability approach considering the various estimated calendar 2013 EBITDA levels and related likelihood of achieving those levels, resulting in different values for the earn-out payment was applied in estimating the fair value of this earn-out liability.
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
Note 12 — Litigation, Contractual Commitments and Contingent Liabilities
From time to time, CAC, Predecessor Growth Partners or CGP LLC may be subject to legal proceedings and claims in the ordinary course of business.
Horseshoe Baltimore
Multiple lawsuits have been filed against CBAC Gaming, LLC and CBAC Borrower, LLC ("CBAC"), the City of Baltimore, the Maryland Department of the Environment (“MDE”) and other parties in relation to the proposed location and the development of Horseshoe Baltimore. These cases allege violations of various environmental laws, violations of zoning laws and public nuisance, among other claims. Although CAC, Predecessor Growth Partners and CGP LLC believe that they have adequate defenses to these claims, an adverse judgment could result in additional costs, delays in construction, or injunctions.
In November 2012, the MDE granted approval of the Maryland Joint Venture’s amended response action plan ("RAP") under MDE’s Voluntary Cleanup Program that named the Maryland Joint Venture, rather than the City of Baltimore, as the party that will implement the RAP and redevelop the proposed location of Horseshoe Baltimore. On February 20, 2013, a group of local residents working with the non-profit Inner Harbor Stewardship Foundation (the "Foundation") filed a complaint in the Maryland Circuit Court challenging the legality of the MDE’s approval of the amended RAP. In the case, known as Ruth Sherrill, et al. v. State of Maryland Department of the Environment, et al., the plaintiffs claimed that the amended RAP was approved without complying with the public notice and participation requirements of Maryland law. The plaintiffs sought additional public notice and participation, and to obtain an injunction on, among other things, any construction activities at the site pending the resolution of the case. On March 14, 2013, the court denied the plaintiffs’ motion for a Temporary Restraining Order and Preliminary Injunction ("TRO"). The plaintiffs’ appeal of the TRO ruling was dismissed. On April 22, 2013, the plaintiffs filed an amended complaint adding a public nuisance claim to their original complaint. The defendants filed motions to dismiss the plaintiffs’ amended complaint and a hearing was held on June 14, 2013. The amended complaint was dismissed on November 6, 2013. The plaintiffs filed a notice of appeal on December 6, 2013 and oral argument occurred on October 3, 2014. No decision has been issued from the appellate court.
The plaintiffs issued a notice of intent to file a citizen suit under 42 U.S.C. §§ 6972(a)(1)(A) and (a)(1)(B) of the Resource Conservation and Recovery Act. This notice of intent indicated an intention to sue CBAC, the City of Baltimore, Whiting-Turner, the general contractor for the construction of the Horseshoe Baltimore casino, and the Maryland Chemical Company, the former owner and operator of the site. The citizen suit was filed on September 19, 2013, but did not name Whiting-Turner. The defendants filed motions to dismiss on October 15, 2013 for lack of subject matter jurisdiction and failure to state a claim to which plaintiffs responded on November 1, 2013. The motions to dismiss were granted on July 16, 2014. An appeal was noted on August 13, 2014. Oral argument is scheduled before the 4th Circuit on March 25, 2015.
The decision of the Board of Municipal Zoning Appeals to grant variances for the site for Horseshoe Baltimore was appealed by separate parties on the basis of alleged procedural irregularities. The appeals were dismissed for lack of standing on October 11, 2013 and no appeal of that decision was timely filed.
On August 1, 2013, ten individuals claiming to represent a class of similarly situated individuals filed a complaint in the U.S. District Court for the Northern District of Maryland against the Maryland Department of the Environment, the City of Baltimore, the U.S. Environmental Protection Agency, CBAC Gaming, Whiting-Turner Contracting Company and Urban Green

Environmental, LLC. The 11 count complaint alleged that the RAP for the proposed location of Horseshoe Baltimore is inadequate and approved without appropriate public participation. The plaintiffs seek declaratory and injunctive relief, compensatory and punitive damages, and claim violations of civil rights laws and the Clean Water Act, civil conspiracy, and a variety of torts. The plaintiffs also sought a temporary restraining order, which the District Court denied on August 9, 2013. The plaintiffs amended their complaint on November 15, 2013 and again on December 26, 2013, adding 44 new plaintiffs and naming MDE, the Secretary of MDE, the City of Baltimore, the Mayor of the City of Baltimore, the Baltimore Development Corporation, and CBAC Gaming and CBAC Borrower as defendants. The defendants filed motions to dismiss on January 27, 2014 and the plaintiffs filed their oppositions on February 28, 2014. The case was dismissed on May 16, 2014 and no appeal was filed.
From time to time, the City of Baltimore may be subject to legal proceedings asserting claims related to the site. CBAC, Predecessor Growth Partners and CGP LLC have not been named as parties to these proceedings.
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
Two residents of Baltimore City filed suit on May 20, 2013 against the City of Baltimore, as owner of the site, alleging that the City of Baltimore was in violation of Maryland water pollution laws as a result of groundwater contamination alleged to be migrating from the site. The City of Baltimore was served with the complaint on June 12, 2013. An amended complaint was filed on July 19, 2013, which the City of Baltimore moved to dismiss on August 6, 2013. The plaintiffs dismissed the complaint without prejudice on September 12, 2013.
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
In addition, Caesars Interactive had remaining success bonuses payable to certain other Playtika employees of $1.1 million payable during the year ending December 31, 2014. These success bonuses were dependent upon the receiving individuals still being employed on the dates that such bonuses become payable.
In June 2013, Predecessor Growth Partners recognized compensation expense in connection with the resignation of a Playtika senior management member. This expense is included in Property, general, administrative and other in the Combined Statements of Operations.
Planet Hollywood Energy Services Agreement
Planet Hollywood's predecessor entered into an Energy Services Agreement ("ESA") with Northwind Aladdin, LLC ("Northwind") on September 24, 1998, subject to five subsequent amendments. Under the terms of the amended ESA, Northwind is required to provide chilled water, hot water and emergency power to Planet Hollywood from a central utility plant for a term that expires February 29, 2020. Planet Hollywood recorded expenses of $2.5 million for the period from January 1 through October 21, 2013 and $3.0 million for the year ended December 31, 2012, which are included in Property, general, administrative and other expenses in the accompanying Combined Statements of Operations.
Insurance Accruals
The Acquired Properties are insured for workers’ compensation, property, general liability and other insurance coverage through Caesars Entertainment. See Note 18 — Related Party Transactions for additional information.
Planet Hollywood Participation and Servicing Agreement
In 2009, the predecessor of Planet Hollywood entered into an agreement to purchase a participation interest in certain mortgaged properties. Under the terms of this agreement, Planet Hollywood is required to pay the counterparty up to $5.6 million at the earlier of October 5, 2015, or on March 31 subsequent to the first year that such mortgaged properties generate a positive net cash flow in excess of a pre-determined minimum amount.

Entertainment Commitments
In July 2013, Planet Hollywood terminated its lease with a third-party in order to retake possession of the larger performance theater space in Planet Hollywood, rebranded as The AXIS at Planet Hollywood Resort & Casino. In connection with that transaction, Planet Hollywood refurbished the theater and entered into a two-year performance agreement with Britney Spears pursuant to which Ms. Spears has agreed to perform a total of 136 shows at The AXIS at Planet Hollywood Resort & Casino starting in December 2013. The performance agreement with Ms. Spears contains customary representations, warranties, covenants and agreements and exclusivity and non-compete provisions for similar transactions. Aggregate commitments under the lease termination agreement, amounts committed to refurbishing the theater and commitments under the performance agreement aggregate to approximately $47.6 million through December 31, 2015.
Contingent Consideration
As part of the preliminary purchase price allocation related to its acquisition of Buffalo Studios in December 2012, Predecessor Growth Partners recorded $5.6 million in contingent consideration which was remeasured at fair value until settlement under ASC 805, Business Combinations. This contingent consideration was based upon a multiple of EBITDA for the calendar year 2013 in excess of a specified minimum threshold (generally referred to as an “earn-out” payment). This liability falls into Level 3 within the fair value hierarchy and was adjusted to its estimated fair value of $55.6 million as of October 21, 2013. The change of $50.0 million in the estimated value of the contingent consideration between the time the initial estimate was finalized and October 21, 2013 is recorded in the Change in fair value of contingent consideration in the Combined Statements of Operations. A probability approach considering the various estimated calendar 2013 EBITDA levels and related likelihood of achieving those levels, resulting in different values for the earn-out payment was applied in estimating the fair value of this earn-out liability.
Harrah's New Orleans Operating Agreement
Harrah’s New Orleans operates under a casino operating contract with the Louisiana Gaming Control Board, as amended and restated on various occasions. The initial term of the amended casino operating contract expired in July 2014 and automatically renewed for an additional 10 years. As amended, the contract requires Harrah’s New Orleans to make minimum annual payments to the Louisiana Gaming Control Board equal to the greater of 21.5% of the annual gross gaming revenues from Harrah’s New Orleans or $60.0 million. In addition, Harrah’s New Orleans is required to pay an additional percentage of gross gaming revenues equal to (i) 1.5% of gross gaming revenues between $500.0 million and $700.0 million; (ii) 3.5% for gross gaming revenues between $700.0 million and $800.0 million; (iii) 5.5% for gross gaming revenues between $800.0 million and $900.0 million; and (iv) 7.5% for gross gaming revenues in excess of $900.0 million. For the period from January 1 through October 21, 2013 and year ended December 31, 2012, Harrah's New Orleans paid $58.5 million and $73.5 million to the Louisiana Gaming Control Board.
Management Fees to Related Party
See Note 18 — Related Party Transactions for discussion of management fees to related party.
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
Rental expense associated with operating leases is charged to expense in the year incurred. Rental expense for operating leases and other month-to-month cancellable leases are included in Operating expenses in the Combined Statements of Operations and amounted to $30.0 million and $37.5 million for the period from January 1 through October 21, 2013 and for the year ended December 31, 2012, respectively.

As of October 21, 2013, Predecessor Growth Partners' future minimum rental commitments under its non-cancellable operating leases are as follows:

(In millions)	Non-cancellable operating leases
2013	$4.1
2014	38.3
2015	45.6
2016	47.3
2017	49.3
2018	50.3
Thereafter	898.2
Total future minimum rental commitments	$1,133.1
See Note 18 — Related Party Transactions for discussion of related party lease agreements that are included in the table above.
Note 14 — Supplemental Cash Flow Information
The increase in cash and cash equivalents due to the changes in working capital accounts were as follows:

(In millions)	January 1, 2013 Through October 21, 2013	Year Ended December 31, 2012
Payable to related parties	$30.6	$10.9
Accrued expenses	(12.9)	15.1
Accounts payable	0.9	7.9
Prepayments and other current assets	0.7	2.7
Foreign tax payable	(10.5)	5.8
Receivables	7.9	(10.9)
Interest receivable from related party	(9.4)	(0.1)
Net change in working capital accounts	$7.3	$31.4
     The following table reconciles Interest expense, net of interest capitalized, per the Combined Statements of Operations, to cash paid for interest:

(In millions)	January 1, 2013 Through October 21, 2013	Year Ended December 31, 2012
Interest expense, net of interest capitalized	$61.0	$55.8
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(2.3)	(2.7)
Equitized intercompany loan interest	(8.1)	(10.0)
Prepaid bond interest	(0.2)	—
Net amortization of debt discounts and deferred finance charges	(19.5)	(21.5)
Capitalized interest	6.0	0.8
Cash paid for interest	$36.9	$22.4

Cash payments for income taxes, net	$24.2	$16.8
Non-cash investing activities during the period from January 1 through October 21, 2013 and for the year ended December 31, 2012 include $43.5 million and $5.5 million, respectively of purchases classified as Land, property and equipment, net which had corresponding liabilities in Accounts Payable in the Combined Balance Sheets as of October 21, 2013 and December 31, 2012, respectively.
Note 15 — Stock-based Compensation and Employee Benefit Plans
A number of employee benefit programs are established for purposes of attracting, retaining, and motivating employees. The following is a description of the basic components of these programs as of October 21, 2013.

Stock-based Compensation Plans
Caesars Entertainment grants stock-based compensation awards in Caesars Entertainment common stock to certain employees that work for the management companies of Predecessor Growth Partners under the Caesars 2012 Performance Incentive Plan. Caesars Entertainment’s allocated expense associated with Predecessor Growth Partners' stock-based awards for the period from January 1 through October 21, 2013 and for the year ended December 31, 2012, was not considered material to the combined financial statements.
Caesars Interactive grants stock-based compensation awards in Caesars Interactive common stock to its employees and service providers in accordance with Caesars Interactive Entertainment, Inc. Amended and Restated Management Equity Incentive Plan (the "Plan"), which is intended to promote the interests of Caesars Interactive and its shareholders by providing key employees, directors, service providers and consultants with an incentive to encourage their continued employment or service and improve the growth and profitability of Caesars Interactive.
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
As of December 31, 2012, Caesars Interactive had approximately 4,484 shares available for awards under the Plan. The Plan was amended and restated during the third quarter of 2013 to, among other things, increase the shares available under the Plan. The following is a summary of Caesars Interactive’s stock option and warrant activity for the year ended December 31, 2012 and for the period from January 1 through October 21, 2013:

	Shares	Weighted Average Exercise Price	Fair Value (1)	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2012	11,514	$1,586.50	$118.48	7.9
Granted (employee time-based stock options)	1,442	5,360.86	2,724.86
Canceled (employee time-based stock options)	(40)	4,231.96	1,884.05
Outstanding at December 31, 2012	12,916	1,999.71	386.18	7.2
Granted (employee time-based stock options)	6,300	5,539.98	2,620.48
Exercised (employee time-based stock options)	(365)	1,586.50	82.12
Canceled (employee time-based stock options)	(1,740)	3,408.22	1,228.34
Outstanding at October 21, 2013	17,111	3,202.61	1,129.67	7.5
Vested and expected to vest at October 21, 2013	15,096	3,179.61	1,115.72	7.5
Exercisable at October 21, 2013	7,580	1,646.04	144.66	5.9
_________________________
(1) Represents the average grant date fair value per option, using a Monte Carlo model.

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

	January 1, 2013 Through October 21, 2013	December 31, 2012
Expected range of volatility	51.1 - 61.3%	59.4 - 61.3%
Expected dividend yield	—%	—%
Expected range of term (in years)	3.2 - 7.7	4.2 - 7.1
Risk-free interest rate range	0.6 - 2.2%	0.6 - 1.2%
As of December 31, 2012, there was approximately $12.4 million of total unrecognized compensation expense related to Caesar Interactive’s stock options to employees and $2.4 million of total unrecognized compensation expense related to warrants to non-employees. As of December 31, 2012, this cost is expected to be recognized over a remaining average period of 2.1 years.
For the period from January 1 through October 21, 2013 and for the year ended December 31, 2012, the compensation cost that has been charged against earnings for stock options and warrants was approximately $5.7 million and $8.6 million, respectively, which was included in Property, general, administrative and other in the Combined Statements of Operations.
The total intrinsic value of stock options exercised under the provisions of the Plan for the period from January 1 through October 21, 2013 was $1.2 million.
Restricted Shares and Restricted Stock Units
Certain key employees of a subsidiary of Caesars Interactive have been granted restricted shares, which vest on the third anniversary of grant as long as the employee remains employed through this anniversary date. Prior to July 25, 2012, certain of the restricted shares contained a call option, at a fixed amount, which was exercisable by Caesars Interactive. Therefore, these restricted shares were liability-classified instruments and were measured at fair value at each reporting date for accounting purposes. This call option was removed from the restricted shares on July 25, 2012 at which time the shares were reclassified to equity classified awards. There was no incremental cost associated with this modification as the modification did not alter the fair value of the underlying award. The liability recognized was reclassified to Additional paid-in capital on the modification date. Restricted shares without this call provision are equity-classified instruments and are measured at their fair value at the date of grant for accounting purposes.
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
On June 2, 2013, CIE entered into a binding memorandum of understanding (the "MOU") for the separation of employment of a senior management team member of a subsidiary of CIE. Under the MOU, this individual has agreed to forfeit his unvested options and exercise his vested options, and CIE has agreed to purchase from this individual, at an agreed upon price, the shares he acquires pursuant to the exercise of his options, plus previously owned Management Shares and restricted shares. As a result of the MOU, CGP LLC accounted for the anticipated repurchase of restricted shares as a modification, reclassified the award to a liability from equity, and recorded the award at the agreed-upon repurchase price, which approximated fair value at that date.

The following is a summary of Caesars Interactive’s RSU and restricted share activity for the year ended December 31, 2012 and for the period from January 1 through October 21, 2013:

	Shares	Fair Value	Weighted Average Remaining Contractual Term (years)
Outstanding (non-vested) at January 1, 2012	2,831	$905.38	3.0
Granted	—	$—
Outstanding (non-vested) at December 31, 2012	2,831	$905.38	2.0
Granted	5,260	$5,470.00
Canceled	(25)	$5,470.00
Outstanding (non-vested) at October 21, 2013	8,066	$3,867.79	4.5
For the period from January 1 through October 21, 2013 and for the year ended December 31, 2012, total compensation expense that was recorded in earnings for restricted shares, including amounts incurred in connection with the resignation of a senior management member, was approximately $7.5 million and $2.8 million, respectively. This expense is included in Property, general, administrative and other in the Combined Statements of Operations.
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
Employee Benefits Plans
Caesars Entertainment maintains a defined contribution savings and retirement plan in which employees of both CIE and the management companies of the casino properties may participate. The plan, among other things, provides for pretax and after-tax contributions by employees. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings, provided that participants who are designated as highly compensated will have their contributions limited to ensure the plan does not discriminate in their favor. In April 2012, Caesars Entertainment reinstated a limited employer match. Predecessor Growth Partners’ reimbursement for Caesars Entertainment’s contribution expense for the period from January 1 through October 21, 2013 and for the year ended December 31, 2012 was $1.6 million and $1.4 million, respectively.
Caesars Entertainment also maintains deferred compensation plans, stock-option plans, and an executive supplemental savings plan under which certain employees of the management companies of the casino properties may defer a portion of their compensation. The expenses charged by Caesars Entertainment to these entities for employees’ participation in these programs are included in Property, general, administrative and other in the Combined Statements of Operations.
Certain employees of Caesars Entertainment are covered by union sponsored, collectively bargained, health and welfare multiemployer benefit plans. Predecessor Growth Partners' reimbursement for Caesars Entertainment’s contributions and charges for these plans were $21.5 million and $13.6 million for the period from January 1 through October 21, 2013 and for the year ended December 31, 2012, respectively. These expenses are included in Property, general, administrative and other in the Combined Statements of Operations.
Note 16 — Property, General, Administrative and Other
Property, general, administrative and other expense consisted of the following:

(In millions)	January 1, 2013 Through October 21, 2013	Year Ended December 31, 2012
Payroll costs	$75.4	$77.9
Corporate allocations	54.6	56.3
Advertising	45.6	35.2
Research and development	23.1	15.6
Rental expense	22.4	23.0
Utilities	21.8	24.3
License, franchise tax and other	20.9	25.7
Stock-based compensation	13.5	11.8
Other	55.8	90.6
Total Property, general, administrative and other	$333.1	$360.4
Note 17 — Segments
For financial reporting purposes, Predecessor Growth Partners has two reportable segments: (1) Interactive Entertainment; and (2) Casino Properties and Developments. The Interactive Entertainment segment consists of social and mobile games that are played on various global social and mobile third-party platforms, licensing of the WSOP trade name to third parties for use in social and mobile games and online real money gaming, and the licensing of the WSOP trade name, television rights and sponsorship for WSOP live tournaments. The Interactive Entertainment segment also includes use of the WSOP and Caesars brands for regulated online real money gaming in Nevada, New Jersey, and the United Kingdom. The Casino Properties and Developments segment consists of Predecessor Growth Partners' interests in Planet Hollywood and the Acquired Properties, which consists of hotel, related food, beverage, entertainment, and parking amenities as well as gaming facility operations, and Horseshoe Baltimore. Amounts not aggregated with either the Interactive Entertainment reportable segment or the Casino Properties and Development segment relate to the Investments in notes from related party and related tax impacts, and are reported separately in the Other column in the tables below.
Revenue attributed to the reportable segments is as follows:

(In millions)	January 1, 2013 Through October 21, 2013	Year Ended December 31, 2012
Interactive Entertainment
Social and mobile games	$232.3	$193.3
WSOP and online real money gaming	10.3	14.4
	242.6	207.7
Casino Properties and Developments
Casino	530.7	709.7
Food and beverage	162.9	198.9
Rooms	196.0	240.3
Other	72.7	92.7
Less: casino promotional allowances	(126.7)	(160.4)
	835.6	1,081.2
Net revenues	$1,078.2	$1,288.9

The following EBITDA information is presented based on the reporting segments:

	January 1, 2013 Through October 21, 2013
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other	Total
Net (loss)/income	$(0.4)	$32.2	$90.0	$121.8
(Benefit from)/provision for income taxes	(3.0)	22.5	48.5	68.0
(Loss)/income before income taxes	(3.4)	54.7	138.5	189.8
Interest expense, net of interest capitalized	2.2	58.8	—	61.0
Interest income, including related party	—	—	(138.5)	(138.5)
Depreciation and amortization	13.7	66.8	—	80.5
EBITDA	$12.5	$180.3	$—	$192.8

	Year Ended December 31, 2012
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other	Total
Net income	$34.1	$71.3	$94.3	$199.7
Provision for income taxes	13.7	44.0	50.8	108.5
Income before income taxes	47.8	115.3	145.1	308.2
Interest expense, net of interest capitalized	4.1	51.7	—	55.8
Interest income, including related party	—	—	(145.1)	(145.1)
Depreciation and amortization	7.1	84.9	—	92.0
EBITDA	$59.0	$251.9	$—	$310.9
The following geographical segment information is presented based on the geographical region of each subsidiary’s country of domicile:

(In millions)	January 1, 2013 Through October 21, 2013	Year Ended December 31, 2012
Revenues
United States	$906.3	$1,095.6
Israel	171.9	193.3
Net revenues	$1,078.2	$1,288.9
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
In 2011, Caesars Interactive entered into a series of transactions pursuant to which Caesars Interactive effectively repurchased the exclusive rights to host the WSOP tournaments from CEOC for $20.5 million. The 2009 Trademark License Agreement remains in effect with respect to WSOP branded poker rooms and retail items, but the rights to host WSOP tournaments are owned by Caesars Interactive. As part of the 2011 transactions, Caesars Interactive entered into a Trademark License Agreement with CEOC pursuant to which Caesars Interactive granted CEOC the right to host the WSOP tournaments at the Rio Hotel in Las Vegas or at such other property agreed to by the parties, in exchange for a $2.0 million per year fee. Simultaneously, Caesars Interactive entered into a Circuit Event Agreement with CEOC pursuant to which Caesars Interactive granted CEOC the right to host a certain number of WSOP circuit events at various properties of CEOC for a price of $75,000 per event. Both agreements are in effect until September 1, 2016, unless earlier terminated pursuant to the agreements' respective terms. Revenues under this agreement associated with the WSOP circuit events amounted to $1.3 million and $1.6 million for the period from January 1 through October 21, 2013 and the year ended December 31, 2012, respectively.
Cross Marketing and Trademark License Agreement
In 2011, Caesars Interactive entered into a Cross Marketing and Trademark License Agreement with Caesars World, Inc. ("CWI"), Caesars License Company, LLC ("CLC"), Caesars Entertainment and CEOC. In addition to granting Caesars Interactive the exclusive rights to use various brands of Caesars Entertainment in connection with social and mobile games and online real money gaming in exchange for a 3% royalty, this agreement also provides that CEOC will provide certain marketing and promotional activities for Caesars Interactive, including participation in Caesars Entertainment's Total Rewards loyalty program, and Caesars Interactive will provide certain marketing and promotional activities for Caesars Entertainment and CEOC. The agreement also provides for certain revenue share arrangements where Caesars Interactive pays CEOC for customer referrals. This agreement is in effect until December 31, 2026, unless earlier terminated pursuant to the agreement’s terms. For the period from January 1 through October 21, 2013 and the year ended December 31, 2012, Caesars Interactive paid $0.5 million and $0.4 million respectively pursuant to the terms of the Cross Marketing and Trademark License Agreement.
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
In addition, CEOC and Stephenson were parties to a Consulting Agreement, dated as of January 26, 2009, pursuant to which Stephenson provided consulting services to CEOC in respect of online and other assets controlled by CEOC. Stephenson was paid in Canadian Dollars (CAD) $20,350 each calendar month, which consisted of $15,000 converted at a fixed exchange rate of CAD $1.18 to $1.00 and a gross up to cover the required Canadian Goods and Services Tax and the required Provincial Sales Tax in Canada.
The reimbursement of Stephenson ceased during the year ended December 31, 2012.
Cash Activity with Affiliates
Prior to the May 2014 purchase of these properties by CGPH, Harrah’s New Orleans, Bally’s Las Vegas, The Cromwell and The LINQ Hotel & Casino transferred cash in excess of operating requirements and regulatory needs to CEOC on a daily basis. Cash transfers from CEOC to these properties were also made based upon needs to fund daily operations, including accounts payable, payroll and capital expenditures. The net of these transfers is reflected in Net transfers to Caesars Growth Properties Parent, LLC ( the "Parent") and affiliates in the Cash flows from operating activities section of the Combined Statements of Cash Flows and Transactions with parent and affiliates, net in the Combined Statements of Stockholders' Equity. Subsequent to the May 2014 purchase of these properties by CGPH, the transfers of cash in excess of operating requirements and regulatory needs to CEOC and cash transfers from CEOC to fund daily operations no longer occur.
Allocation of Centralized Services
Prior to the May 2014 transactions described in Note 1 — Description of Business and Summary of Significant Accounting Policies, Harrah’s New Orleans, Bally’s Las Vegas, The LINQ Hotel & Casino and The Cromwell functioned as part of the larger group of companies owned by CEC and its subsidiaries. Prior to the formation transaction on October 21, 2013, Planet Hollywood, CIE and Horseshoe Baltimore functioned as part of the larger group of companies owned by CEC and its subsidiaries. CEOC performed certain corporate overhead functions for these properties. These functions included, but were not limited to, payroll, accounting, risk management, tax, finance, recordkeeping, financial statement preparation and audit support, legal, treasury functions, regulatory compliance, insurance, information systems, office space and corporate and other centralized services. Costs associated with centralized services have been allocated based on a percentage of revenue, or on another basis (such as headcount), depending upon the nature of the general corporate expense being allocated.
Upon the completion of these transactions, Predecessor Growth Partners entered into a management services agreement with CEOC pursuant to which CEOC and its subsidiaries provide certain services to Predecessor Growth Partners and its subsidiaries. The agreement, among other things:

•
provides that CEOC and its subsidiaries provide (a) certain corporate services and back office support, including payroll, accounting, risk management, tax, finance, recordkeeping, financial statement preparation and audit support, legal, treasury functions, regulatory compliance, insurance, information systems, office space, corporate and other centralized services and (b) certain advisory and business management services, including developing business strategies, executing financing transactions and structuring acquisitions and joint ventures;

•	allows the parties to modify the terms and conditions of CEOC’s performance of any of the services and to request additional services from time to time; and

•	provides for payment of a service fee to CEOC in exchange for the provision of services, plus a margin of 10%.
In addition, the shared service agreements pursuant to which CEOC provides similar services to Planet Hollywood, Harrah’s New Orleans, Bally’s Las Vegas, The LINQ Hotel & Casino and The Cromwell that were in place prior to the transactions continued to remain in force.
Management believes such allocations are reasonable; however, they may not be indicative of the actual expense that would have been incurred had these properties been operating as a separate entity apart from CEOC. Management believes that participating in these consolidated programs is beneficial in comparison to the cost and terms for similar programs that it could negotiate on a stand-alone basis. The cost allocated for these functions is included in operating expenses in the Combined Statements of Operations for the historical periods presented. For the period from January 1 through October 21, 2013 and for the year ended December 31, 2012, Predecessor Growth Partners recorded allocated general corporate expenses and directly billed expenses totaling $73.5 million and $97.2 million, respectively.
Management Fees
PHW Manager, a wholly-owned subsidiary of CEOC, managed the operations of Planet Hollywood. Fees paid to PHW Manager for such services included a base management fee calculated at 3.0% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 4.5% of EBITDA less the base management fee. For the period from January 1 through October 21, 2013, the fees were $14.2 million and for the year ended December 31, 2012, the fees were $16.1 million. These fees were included in Management fees to related parties in the Combined Statements of Operations.
During the periods presented, no management fees were charged to Bally’s Las Vegas, The Cromwell, The LINQ Hotel & Casino, Harrah’s New Orleans and Horseshoe Baltimore.
Use of Bally's, Harrah's, and LINQ Trademarks
Bally's Las Vegas and Harrah’s New Orleans have historically used the Bally’s and Harrah’s trademarks, which are owned by CEOC. CEOC has not historically charged a royalty fee for the use of these trademarks, and has not charged fees subsequent to the closing of the transactions described in Note 1 — Description of Business and Summary of Significant Accounting Policies. Accordingly, no such charges were recorded in the Combined Financial Statements. As discussed above, we entered into a management agreement with CEOC in connection with the purchase of The Cromwell, The LINQ Hotel & Casino and Bally's Las Vegas from CEOC (the "Acquired Properties Transaction") and purchase of Harrah's New Orleans from CEOC (the "Harrah's Transaction"), which among other services, includes the use of CEOC-owned trademarks. The LINQ Hotel & Casino uses its trademark, which is owned by CLC, in connection with this agreement.
Long-term Debt to Related Party
Caesars Interactive has entered into an unsecured credit facility with Caesars Entertainment (the "Credit Facility") whereby Caesars Entertainment provided to Caesars Interactive unsecured intercompany loans as approved by Caesars Entertainment on an individual transaction basis. In connection with the May 2011 purchase of 51% of Playtika, the December 2011 purchase of the remaining 49% interest in Playtika and the December 2012 Buffalo Studios acquisition, Caesars Interactive borrowed $126.4 million for Playtika and $42.0 million for Buffalo Studios under the Credit Facility. The outstanding CIE balance on the Credit Facility as December 31, 2012, was $46.8 million. No principal payments are required under the Credit Facility until its maturity date of November 29, 2016. The unsecured intercompany loans bear interest on the unpaid principal amounts at a rate per annum equal to LIBOR plus 5%. For the period from January 1 through October 21, 2013 and for the year ended December 31, 2012, CIE recorded $1.8 million and $4.1 million of interest expense associated with this debt, respectively. The Credit Facility does not have any restrictive or affirmative covenants.
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
For the notes due February 1, 2018, CEOC has the option, and has elected to exercise such option, to pay interest on the notes with additional notes due February 1, 2018, rather than paying such interest in cash. To the extent CEOC elects to pay the interest "in-kind," the interest to be paid accrues at a premium of 75 basis points over the stated interest rate. For the period from January 1 through October 21, 2013 and for the year ended December 31, 2012, Predecessor Growth Partners received interest in the form of additional notes due February 1, 2018 and recognized interest income of approximately $0.3 million and $0.4 million, respectively.

Predecessor Growth Partners evaluates whether securities in an unrealized loss position could potentially be other-than-temporarily impaired. Predecessor Growth Partners has concluded that the fair values of the securities were not other-than-temporarily impaired as of December 31, 2012. This conclusion is derived from CEOC's continued satisfaction of the securities' obligations in accordance with their contractual terms along with the expectation that CEOC will continue to do so. Also contributing to this conclusion are: the determination that it is more likely than not that Predecessor Growth Partners will not be required to sell these securities prior to recovery, an assessment of CEOC's financial condition, and other objective evidence.
For the period from January 1 through October 21, 2013 and for the year ended December 31, 2012, interest income from related parties includes $54.6 million and $67.5 million, respectively, of income based on the stated interest rate, $83.6 million and $77.2 million, respectively, of accretion of discount and the aforementioned $0.3 million and $0.4 million, respectively, of interest income related to the paid-in-kind notes, respectively.
Rock Gaming, LLC
Rock Gaming held approximately 4.9% of Caesars Interactive's outstanding common stock at December 31, 2012.
Predecessor Growth Partners entered into an agreement with Rock Gaming to develop an entertainment facility in the City of Baltimore (see Note 3 — Development and Acquisition Activity) and Predecessor Growth Partners issued convertible notes to Rock Gaming that were converted into approximately 8,913 shares of Caesars Interactive common stock in November 2014.
The Cromwell and Harrah's New Orleans Promissory Notes
In November 2013, Cromwell entered into a $15.5 million unsecured promissory note, payable to Caesars Entertainment, bearing interest at 11%. Interest was to be accrued semi-annually in June and December. There were no financial covenants required under the note.
In December 2002, Harrah’s New Orleans entered into a $123.7 million unsecured promissory note, payable on demand to CEOC bearing interest at 8% with no scheduled repayment terms. There are no financial covenants required under the note. Any amount of principal and interest not paid when due shall bear additional interest at 2%. Accrued interest is settled on a monthly basis with charges to Transactions with parents and affiliates, net.
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
Note 19 — Quarterly Results of Operations (Unaudited)

(In millions)	First Quarter	Second Quarter	Third Quarter	October 1 Through October 21, 2013
2013
Net revenues	$336.6	$332.9	$325.8	$82.9
Income from operations	2.6	51.6	46.0	12.3
Net income	16.7	52.7	46.8	5.6
Net income attributable to Predecessor Growth Partners	18.5	52.1	50.5	5.8

(In millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Net revenues	$326.2	$329.2	$309.8	$323.7
Income from operations	64.6	57.1	39.0	56.3
Net income	55.3	50.5	40.5	53.4
Net income attributable to Predecessor Growth Partners	54.9	50.6	39.8	53.8

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014, including controls and procedures to timely alert management to material information relating to the Company required to be included in our periodic SEC filings. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in item (b) below.
CEC, the Company’s joint venture partner in CGP LLC, and the property manager for CGP LLC’s portfolio of casino properties and also the provider of shared services to CGP LLC, reported the material weaknesses described below as of December 31, 2014.
CGP LLC’s gaming activities, which are managed by CEC, include gaming revenues and cash on hand which are conducted at the property level. These activities are highly regulated and monitored by state and local gaming regulators, including monitoring of prescribed internal controls over gaming revenues and cash on hand. The risk assessments and control frameworks related to property level gaming account balances, classes of transactions and related disclosures did not materially change in 2014 and are therefore excluded from these material weaknesses related to the corporate and shared services processes.
Likewise, the risk assessments and control frameworks related to CGP LLC’s interactive businesses account balances, classes of transactions and related disclosures did not materially change in 2014 and are therefore excluded from these material weaknesses related to the corporate and shared services processes.
In light of the material weaknesses in internal control over financial reporting as of December 31, 2014, prior to the filing of this Form 10-K for the year ended December 31, 2014, CEC and the Company’s management determined that key quarterly and annual controls were performed timely and also performed additional substantive and analytical procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the financial statements. These control activities and substantive and analytical procedures have allowed us to conclude that, notwithstanding the material weaknesses in our internal control over financial reporting previously described, the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
(b) Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the chief executive officer and chief financial officer, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes (i) maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) providing reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements; (iii) providing reasonable assurance that receipts and expenditures of the Company’s assets are made in accordance with management’s authorization; and (iv) providing reasonable assurance that unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives.
A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal

Control - Integrated Framework (2013). Based on the evaluation performed, management concluded that material weaknesses existed at December 31, 2014 as described below.
Material Weaknesses Identified Relating to Effectiveness of Risk Assessment, Design and Implementation of Control Activities, Monitoring Activities, and Quality of Information as of December 31, 2014
The property management services include corporate and shared services provided to us by CEC which generally cover all of CGP LLC’s casino properties non-gaming accounting activities, relating to cash and treasury, receivables, property accounting, intangible assets, certain investments, accounts payable, accrued expenses, income taxes, debt, certain commitments and contingencies, equity, non-gaming and other revenues, operating expenses, and information included in certain disclosures of the Company pertaining to CGP LLC.
CEC concluded that its risk assessment process for non-gaming activities related to corporate and shared services processes did not adequately assess risk at an appropriate level of detail to allow for (i) the design of controls with the appropriate precision and responsiveness to address those risks, (ii) the design of controls to validate the completeness and accuracy of underlying data used in the performance of controls over the determination of significant estimates, accounting transactions and disclosures, (iii) the timely and effective implementation of controls, including evidence of operating effectiveness, and (iv) effective monitoring of the controls. Accordingly, a reasonable possibility exists that material misstatements in the Company and CGP LLC's financial statements will not be prevented or detected on a timely basis.
Because of the above described material weaknesses in internal control over financial reporting at CEC, management concluded that its internal control over financial reporting was not effective as of December 31, 2014.
(c) Changes in Internal Control over Financial Reporting
In the fourth quarter of 2014, CEC made enhancements to the risk assessment process, changes to the design and implementation of existing controls and the design and implementation of new controls for non-gaming related corporate level processes they perform for CGP LLC. We are actively engaged in monitoring this process as relevant to our internal controls over financial reporting.
We believe these changes will improve our controls and processes to enable the Company to file its required SEC reports on a timely and accurate basis and are an improvement to our internal control over financial reporting. We expect CEC to finalize their risk assessment and control design and implementation during 2015 and commence the monitoring activities to assess operating effectiveness commencing in the third quarter of 2015. Accordingly, we believe it is reasonably likely that these material weaknesses will continue to affect our internal control over financial reporting. Therefore, the Company’s management will continue to perform key quarterly and annual controls and additional substantive and analytical procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the financial statements, as discussed above.
In December 2014, the Company entered into a merger agreement with CEC. Upon completion of the merger, if consummated, we plan to adjust our business processes and systems to align with the combined organization. We will continue to monitor our internal control over financial reporting throughout the process.
(d) Plan for Remediation of the Material Weaknesses
While considerable progress has been made by CEC, there are still more controls that need to be implemented or existing controls to be enhanced and the related documentation needs to be completed. CEC expects to finalize the risk assessment and control design and implementation during 2015 and commence monitoring activities to assess operating effectiveness commencing in the third quarter of 2015. Remediation will require that changed or new controls operate for a sufficient period of time such that effectiveness of those changes is demonstrated with an appropriate amount of consistency. As CEC implements these plans, CEC and the Company’s management may determine that additional steps may be necessary to remediate the material weaknesses. CEC has assigned owners, who are responsible for implementing and monitoring the remediation plans, as well as executive owners to oversee the necessary remedial changes to the overall design of their internal control frameworks and to address the root causes of the material weaknesses.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.
We incorporate by reference the information appearing under "Executive Officers" in Item 1. Business of this report and appearing under the captions "Executive Officers," "Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance - Code of Ethics" in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 3, 2015 (the "Proxy Statement").
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Documents filed as part of this report

1.	Financial statements of the Company (including related notes to financial statements) filed as part of this report are listed below:

•	Report of Independent Registered Public Accounting Firm.

•	Balance Sheets as of December 31, 2014 and 2013.

•	Statements of Operations for the year ended December 31, 2014 and the period from February 25 through December 31, 2013.

•	Statements of Comprehensive Income for the year ended December 31, 2014 and the period from February 25 through December 31, 2013.

•	Statements of Stockholders' Equity for the year ended December 31, 2014 and the period from February 25 through December 31, 2013.

•	Statements of Cash Flows for the year ended December 31, 2014 and the period from February 25 through December 31, 2013.
Financial statements of the Predecessor Growth Partners (including related notes to financial statements) filed as part of this report are listed below:

•	Report of Independent Registered Public Accounting Firm.

•	Combined Statements of Operations for the period from January 1 through October 21, 2013 and for the year ended December 31, 2012.

•	Combined Statements of Comprehensive Income/(Loss) for the period from January 1 through October 21, 2013 and for the year ended December 31, 2012.

•	Combined Statements of Stockholders' Equity for the period from January 1 through October 21, 2013 and for the year ended December 31, 2012.

•	Combined Statements of Cash Flows for the period from January 1 through October 21, 2013 and for the year ended December 31, 2012.

2.	Financial statement schedules of the Company as follows:

•	Schedules I through V are not applicable and have therefore been omitted.

•
Since October 21, 2013, we have had an investment in Caesars Growth Partners, LLC that we account for using the equity method of accounting. The consolidated financial statements as of December 31, 2014 and 2013 and for the year ended December 31, 2014 and the period from October 22, 2013 through December 31, 2013 of Caesars Growth Partners, LLC are filed as Exhibit 99.1 hereto and incorporated herein by reference in this Form 10-K pursuant to Rule 3-09 of Regulation S-X.

3.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Transaction Agreement, dated March 1, 2014, by and among the Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., Caesars License Company, LLC, Harrah’s New Orleans Management Company, Corner Investment Company, LLC, 3535 LV Corp., Parball Corporation, JCC Holding Company II, LLC, Caesars Acquisition Company and Caesars Growth Partners, LLC.	—	8-K	—	2.1	3/3/2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.2	First Amendment to Transaction Agreement, dated May 5, 2014, by and among the Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., Caesars License Company, LLC, Harrah’s New Orleans Management Company, Corner Investment Company, LLC, 3535 LV Corp., Parball Corporation, JCC Holding Company II, LLC, Caesars Acquisition Company, Caesars Growth Partners, LLC.	—	8-K	—	2.1	5/6/2014

2.3	Agreement and Plan of merger, dated as of December 21, 2014, between Caesars Acquisition Company and Caesars Entertainment Corporation.	—	8-K	—	2.1	12/22/2014

3.1	First Amended and Restated Certificate of Incorporation of Caesars Acquisition Company, dated October 21, 2013.	—	10-Q	9/30/2013	3.1	11/20/2013

3.2	Amended and Restated Bylaws of Caesars Acquisition Company, adopted October 21, 2013.	—	10-Q	9/30/2013	3.2	11/20/2013

4.1	Indenture, dated as of April 17, 2014, among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc. and U.S. Bank National Association, as trustee, relating to the 9.375% Second-Priority Senior Secured Notes due 2022.	—	8-K	—	4.1	4/17/2014

4.2	Registration Rights Agreement, dated as of April 17, 2014, by and among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc. and Citigroup Global Markets Inc., as representative of the initial purchasers.	—	8-K	—	4.2	4/17/2014

10.1	Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of October 21, 2013.	—	8-K	—	10.2	10/24/2013

10.2	Amended and Restated Caesars Interactive Entertainment, Inc. Management Investor Rights Agreement, dated November 22, 2010.	—	S-1/A	—	10.5	8/12/2013

10.3	First Amendment to Amended and Restated Caesars Interactive Entertainment, Inc. Management Investor Rights Agreement, dated as of September 28, 2013.	—	S-1/A	—	10.24	10/4/2013

†10.4	Caesars Interactive Entertainment, Inc. Liquidity Plan	—	8-K	—	10.1	2/14/2014

†10.5	Form of Indemnification Agreement between Caesars Acquisition Company and its directors and officers.	—	S-1/A	—	10.14	10/11/2013

†10.6	Caesars Acquisition Company 2014 Performance Incentive Plan	—	8-K	—	10.1	4/16/2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.7	Form Nonqualified Option Award Agreement under the Caesars Acquisition Company 2014 Performance Incentive Plan	—	8-K	—	10.2	4/16/2014

†10.8	Form Restricted Stock Award Agreement under the Caesars Acquisition Company 2014 Performance Incentive Plan	—	8-K	—	10.3	4/16/2014

†10.9	Form Restricted Stock Unit Award Agreement under the Caesars Acquisition Company 2014 Performance Incentive Plan	—	8-K	—	10.4	4/16/2014

†10.10	Caesars Interactive Entertainment, Inc. Amended and Restated Management Equity Incentive Plan, dated February 9, 2012.	—	S-1/A	—	10.20	8/12/2013

†10.11	Employment Agreement, dated August 12, 2012, between Caesars Interactive Entertainment, Inc. and Mitch Garber.	—	10-K	12/31/2013	10.6	3/28/2014

†10.12	Employment Agreement, dated as of June 15, 2012, between Caesars Interactive Entertainment, Inc. and Craig Abrahams.	—	S-1/A	—	10.2	8/12/2013

†10.13	Employment Agreement, dated as of April 4, 2014, by and between Caesars Interactive Entertainment, Inc. and Michael D. Cohen.	X

10.14	Shared Services Agreement, dated as of May 1, 2009, among Caesars Entertainment Operating Company, Inc., Caesars Interactive Entertainment, Inc. and HIE Holdings, Inc.	—	S-1/A	—	10.6	8/12/2013

10.15	Cross Marketing and Trademark License Agreement, dated as of September 29, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., certain other licensors party thereto and Caesars Interactive Entertainment, Inc.	—	S-1/A	—	10.7	8/12/2013

†10.16	Management Agreement, dated as of February 19, 2010, between PHW Las Vegas LLC and PHW Manager, LLC.	—	S-1/A	—	10.9	8/12/2013

10.17	Second Amended Credit Agreement, dated November 29, 2011, between Caesars Interactive Entertainment, Inc. and Caesars Entertainment Corporation.	—	S-1/A	—	10.12	8/12/2013

10.18	Transaction Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC, Caesars Entertainment Corporation, HIE Holdings, Inc., Harrah’s BC, Inc., PHW Las Vegas, LLC, PHW Manager, LLC, Caesars Baltimore Acquisition Company, LLC and Caesars Baltimore Management Company, LLC.	—	8-K	—	10.1	10/24/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.19	Credit Agreement, dated as of July 2, 2013, by and among CBAC Borrower, LLC, the lenders party thereto from time to time and Wells Fargo Gaming Capital, LLC, as administrative agent and collateral agent.	—	S-1/A	—	10.15	8/12/2013

10.20	Credit Agreement, dated as of July 2, 2013, by and among CBAC Borrower, LLC, the lenders party hereto from time to time, Deutsche Bank AG New York Branch, as administrative agent for the lenders, and Deutsche Bank Trust Company Americas, as collateral agent for the lenders, and other parties party thereto.	—	S-1/A	—	10.24	8/12/2013

10.21	Adoption Agreement, dated as of March 30, 2012, among Rock Gaming Interactive LLC, Caesars Interactive Entertainment, Inc., HIE Holdings, Inc. and Caesars Entertainment Corporation.	—	S-1/A	—	10.16	8/12/2013

10.22	Trademark License Agreement, dated as of September 1, 2011, by and between Caesars Interactive Entertainment, Inc. and Caesars Entertainment Corporation.	—	S-1/A	—	10.18	8/12/2013

10.23	Trademark Sublicense Agreement, dated as of September 1, 2011, by and between Caesars Tournament, LLC and Caesars Entertainment Corporation.	—	S-1/A	—	10.19	8/12/2013

†10.24
Management Agreement, dated as of October 23, 2012, made and entered into by and between CBAC Gaming, LLC, a Delaware limited liability company, or its successors and permitted assigns and Caesars Baltimore Management Company, LLC, a Delaware limited liability company.
		X

10.25
Omnibus Amendment, dated September 30, 2013, by and among CR Baltimore Holdings, LLC, a Delaware limited liability company, CBAC Gaming, LLC, a Delaware limited liability company, CBAC Borrower, LLC, a Delaware limited liability company, and Caesars Baltimore Management Company, LLC, a Delaware limited liability company, CVPR Gaming Holdings, LLC, a Maryland limited liability company, STRON-MD Limited Partnership, a Delaware limited partnership and PRT Two LLC, a Maryland limited liability company.
		X

†10.26	Management Services Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC and Caesars Entertainment Operating Company, Inc.	—	8-K	—	10.3	10/24/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
†10.27	Management Agreement, dated May 5, 2014, by and between The Quad Manager, LLC, 3535 LV NewCo, LLC, and solely for purposes of Article VII and Sections 16.1.2, 17.5.5, 17.7.3, 17.7.4, 17.7.5, 18.3 and 19.2, Caesars License Company, LLC.	—	8-K	—	10.2	5/6/2014

†10.28	Management Agreement, dated May 5, 2014, by and between Cromwell Manager, LLC, Corner Investment Company, LLC, and solely for purposes of Article VII and Sections 16.1.2, 17.5.5, 17.7.3, 17.7.4, 17.7.5, 18.3 and 19.2, Caesars License Company, LLC.	—	8-K	—	10.1	5/6/2014

†10.29	Management Agreement, dated May 5, 2014, by and between Bally’s Las Vegas Manager, LLC, Parball NewCo, LLC, and solely for purposes of Article VII and Sections 16.1.2, 17.5.5, 17.7.3, 17.7.4, 17.7.5, 18.3 and 19.2, Caesars License Company, LLC.	—	8-K	—	10.3	5/6/2014

†10.30	Management Agreement, dated as of May 20, 2014, by and between Harrah’s New Orleans Management Company, Jazz Casino Company, L.L.C., and solely for purposes of Article VII and Sections 16.1.2, 17.5.5, 17.7.3, 17.7.4, 17.7.5, 18.3 and 19.2, Caesars License Company, LLC.	—	8-K	—	10.1	5/21/2014

10.31	Omnibus License and Enterprise Services Agreement, dated as of May 20, 2014, by and among Caesars Enterprise Services, LLC, Caesars Entertainment Operating Company, Inc., Caesars Entertainment Resort Properties LLC and Caesars Growth Properties Holdings, LLC.	—	8-K	—	2.1	5/21/2014

10.32	Registration Rights Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC and certain subsidiaries of Caesars Entertainment Corporation.	—	8-K	—	10.4	10/24/2013

10.33	Registration Rights Agreement, dated as of October 21, 2013, between Caesars Entertainment Corporation and Caesars Acquisition Company.	—	8-K	—	10.5	10/24/2013

10.34	Registration Rights and Cooperation Agreement by and between Caesars Acquisition Company and Caesars Entertainment Operating Company, Inc., dated as of August 6, 2014.	—	8-K	—	10.1	08/07/14

10.35	Note Purchase Agreement, dated May 5, 2014, by and among Caesars Entertainment Operating Company, Inc., Caesars Growth Partners, LLC and Caesars Growth Bonds, LLC.	—	8-K	—	10.5	5/6/2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.36	Credit Agreement, dated November 2, 2012, by and among Caesars Entertainment Corporation, Corner Investment Propco, LLC, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent.	—	8-K	—	10.6	5/6/2014

10.37	Irrevocable Proxy, dated October 21, 2013, among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC and Co-Invest Hamlet Holdings B, LLC.	—	10-K	12/31/2013	10.24	3/28/2014

10.38	Omnibus Voting Agreement, dated as of October 21, 2013, among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC, Caesars Entertainment Corporation and Caesars Acquisition Company.	—	8-K	—	10.6	10/24/2013

10.39	Tax Matters Agreement, dated as of October 21, 2013, by and among Caesars Entertainment Corporation, a Delaware corporation, and Caesars Interactive Entertainment, Inc., a Delaware corporation, and all of its direct and indirect subsidiaries.	—	10-Q	9/30/2013	10.9	11/20/2013

10.40	First Lien Credit Agreement, dated as of May 8, 2014, among Caesars Growth Properties Parent, LLC (“Parent”), the Borrower, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc.,UBS Securities LLC, J.P Morgan Securities LLC, Morgan Stanley & Co. LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as Co-Lead Arrangers and Bookrunners.	—	8-K	—	10.2	5/9/2014

10.41	Second Lien Intercreditor Agreement, dated as of May 20, 2014, by and among Credit Suisse AG, Cayman Islands Branch, as credit agreement agent and U.S. Bank National Association, second priority agent.	—	8-K	—	10.2	5/21/2014

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.42
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
		—	8-K	—	10.3	5/21/2014

10.43
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
		—	8-K	—	10.4	5/21/2014

14	Code of Business Conduct and Ethics, adopted October 18, 2013.	—	10-K	12/31/2013	14	3/28/2014

21	List of Subsidiaries.	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 16, 2015.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 16, 2015.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 16, 2015.	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 16, 2015.	X

99.1
Consolidated financial statements of Caesars Growth Partners, LLC as of December 31, 2014 and 2013; and for the year ended December 31, 2014 and the period from October 22, 2013 through December 31, 2013.
X

99.2	Gaming Regulation Overview.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
*101
The following financial statements from the Company’s Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income, (iv) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, (vi) Notes to Financial Statements.
X

*Furnished herewith.

†Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ACQUISITION COMPANY

March 16, 2015	By:	/S/ MITCH GARBER
Mitch Garber, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MITCH GARBER	President and Chief Executive Officer	March 16, 2015
Mitch Garber	(Principal Executive Officer)

/s/ CRAIG ABRAHAMS	Chief Financial Officer	March 16, 2015
Craig Abrahams	(Principal Financial Officer)

/s/ TROY J. VANKE	Chief Accounting Officer	March 16, 2015
Troy J. Vanke	(Principal Accounting Officer)

/s/ MARC BEILINSON	Director	March 16, 2015
Marc Beilinson

/s/ PHILIP ERLANGER	Director	March 16, 2015
Philip Erlanger

/s/ DHIREN FONSECA	Director	March 16, 2015
Dhiren Fonseca

/s/ DON KORNSTEIN	Director	March 16, 2015
Don Kornstein

/s/ KARL PETERSON	Director	March 16, 2015
Karl Peterson

/s/ MARC ROWAN	Director	March 16, 2015
Marc Rowan

/s/ DAVID SAMBUR	Director	March 16, 2015
David Sambur