Form 10-Q
period 2015-03-31
Caesars Acquisition Co
filed 2015-05-11
CIK 1575879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
 _________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2015
Class A Common Stock, $0.001 par value	136,412,606

CAESARS ACQUISITION COMPANY

Caesars Acquisition Company and its subsidiaries have proprietary rights to a number of trademarks used in this Quarterly Report on Form 10-Q that are important to its business, including, without limitation, World Series of Poker ("WSOP"), Slotomania and Bingo Blitz. In addition, Caesars Entertainment Corporation, our joint venture partner in Caesars Growth Partners, LLC, and Caesars Entertainment Operating Company, Inc., and their respective subsidiaries, have proprietary rights to, among others, Caesars, Caesars Entertainment and Total Rewards. We have omitted the registered trademark (®) and trademark (™) symbols for such trademarks named in this Quarterly Report on Form 10-Q.

PART 1
Item 1. Unaudited Financial Statements
CAESARS ACQUISITION COMPANY
CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except par value and share data)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$8.8	$8.8
Receivable from related party	5.9	—
Prepayments and other current assets	18.0	20.5
Total current assets	32.7	29.3

Equity method investment in Caesars Growth Partners, LLC	1,043.8	1,030.0
Total assets	$1,076.5	$1,059.3

Liabilities and Stockholders’ Equity
Current liabilities
Accrued expenses	$—	$0.6
Deferred tax liabilities	0.3	0.3
Total current liabilities	0.3	0.9
Deferred tax liabilities	41.4	35.3
Total liabilities	41.7	36.2

Commitments and contingencies (Note 7)

Equity
Common stock: $0.001 par value; 300,000,000 Class A shares and 900,000,000 Class B shares authorized; 136,386,894 Class A shares issued and outstanding at March 31, 2015 and December 31, 2014	0.1	0.1
Additional paid-in capital	1,006.9	1,003.9
Retained earnings	27.8	19.1
Total stockholders' equity	1,034.8	1,023.1
Total liabilities and stockholders' equity	$1,076.5	$1,059.3

See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In millions, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues	$—	$—
Operating expenses	7.1	5.9
Loss from operations	(7.1)	(5.9)

Income from equity method investment in Caesars Growth Partners, LLC	24.2	9.3
Income before provision for income taxes	17.1	3.4
Provision for income taxes	(8.4)	(1.2)
Net income	8.7	2.2
Other comprehensive income, net of income taxes	—	—
Comprehensive income	$8.7	$2.2

Earnings per share
Basic	$0.06	$0.02
Diluted	$0.06	$0.02
Weighted average common shares outstanding
Basic	136.4	135.8
Diluted	137.2	135.8

See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In millions)

	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance at January 1, 2014	$0.1	$1,148.8	$4.5	$1,153.4
Net income	—	—	2.2	2.2
Balance at March 31, 2014	$0.1	$1,148.8	$6.7	$1,155.6

Balance at January 1, 2015	$0.1	$1,003.9	$19.1	$1,023.1
Net income	—	—	8.7	8.7
Stock-based compensation	—	3.0	—	3.0
Balance at March 31, 2015	$0.1	$1,006.9	$27.8	$1,034.8

See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$8.7	$2.2
Adjustments to reconcile net income to cash flows provided by operating activities
Income from equity method investment in Caesars Growth Partners, LLC	(24.2)	(9.3)
Distribution from equity method investee Caesars Growth Partners, LLC	4.5	0.4
Stock-based compensation	3.0	—
Deferred income taxes	6.1	(7.3)
Change in assets and liabilities:
Receivables, net	—	2.5
Prepayments and other current assets	2.5	0.3
Accounts payable	—	2.9
Payable to related party	—	2.3
Income tax payable	—	6.0
Accrued expenses	(0.6)	—
Cash flows provided by operating activities	—	—
Cash flows used in investing activities	—	—
Cash flows provided by financing activities	—	—
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	8.8	—
Cash and cash equivalents, end of period	$8.8	$—

See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Description of Business and Basis of Presentation
Organization and Description of Business
Caesars Acquisition Company (the "Company," "CAC," "we," "our" and "us"), a Delaware corporation, was formed on February 25, 2013 to make an equity investment in Caesars Growth Partners, LLC ("CGP LLC"), a joint venture between CAC and subsidiaries of Caesars Entertainment Corporation ("CEC" or "Caesars Entertainment"). CAC directly owns 100% of the voting membership units of CGP LLC, a Delaware limited liability company, and accounts for its ownership in CGP LLC using the hypothetical liquidation at book value ("HLBV") approach to the equity method of accounting (see Note 3 — Equity Method Investment in Caesars Growth Partners, LLC).
Proposed Merger of CAC with CEC
On December 21, 2014, the Company and CEC entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, CAC will merge with and into CEC, with CEC as the surviving company (the “Proposed Merger”).
Pursuant to the terms of the Merger Agreement, and subject to the overall restructuring of Caesars Entertainment Operating Company, Inc. ("CEOC"), regulatory approval and other closing conditions, upon consummation of the Proposed Merger, each share of class A common stock, par value $0.001 per share, of CAC issued and outstanding immediately prior to the effective time of the Proposed Merger will be converted into, and become exchangeable for, that number of shares of CEC common stock, par value $0.01 per share, equal to 0.664 (the “Exchange Ratio”), provided that during the Adjustment Period (as described below), the Special Committee of CAC’s Board of Directors (the “CAC Special Committee”) and the Special Committee of CEC’s Board of Directors (the “CEC Special Committee”), each composed solely of independent directors, will determine if there should be an adjustment to the Exchange Ratio and the amount of any such adjustment, taking into consideration all relevant facts and circumstances affecting the intrinsic value of CAC and CEC. The Adjustment Period is the 14 day period beginning on the later of (i) the date that the CEOC restructuring plan is confirmed and (ii) the date that both CAC and CEC confirm that their respective independent financial advisors have received all information as may be reasonably necessary or advisable in order to render a fairness opinion concerning the Exchange Ratio. If at the end of the Adjustment Period, the CAC Special Committee and the CEC Special Committee have not agreed to an adjustment to the Exchange Ratio, there will not be an adjustment to the Exchange Ratio. Within five business days following the end of the Adjustment Period, either CAC or CEC may terminate the Merger Agreement if (a) the CAC Special Committee and the CEC Special Committee cannot agree on an Exchange Ratio adjustment and a failure to terminate the Merger Agreement would be inconsistent with their respective directors’ fiduciary duties or (b) the CAC Special Committee or the CEC Special Committee, as applicable, has not received an opinion of its respective financial advisor that the Exchange Ratio (as adjusted, if applicable) is fair, from a financial point of view to CAC and its public stockholders or CEC, as applicable.
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
Basis of Presentation
Our unaudited condensed financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States, which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of expenses during the reporting periods. Management believes the accounting estimates are appropriate and reasonably stated. However, due to the inherent uncertainties in making these estimates, actual amounts could differ.
The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the 2015 fiscal year. The accompanying unaudited condensed financial statements are prepared under the rules and regulations of the Securities and Exchange Commission ("SEC") applicable for interim periods and, therefore, do not include all information and footnotes necessary for complete financial statements in conformity with GAAP.
Given the significance of the investment in CGP LLC to the financial position and results of operations of CAC, we have elected to include interim selected financial information of CGP LLC as an exhibit to this quarterly report. As CAC is the parent company to CGP LLC, a joint venture accounted for using the equity method, and as the interim selected financial information of CGP LLC are included as an exhibit to this Quarterly Report on Form 10-Q, segment reporting is not required.
JCC Holding Company II, LLC and its subsidiaries (collectively known as "Harrah's New Orleans"), 3535 LV Corp. (formerly known as "The Quad" and recently rebranded as "The LINQ Hotel & Casino"), indirect subsidiaries of Parball Corporation (collectively known as "Bally's Las Vegas") and Corner Investment Company, LLC and its subsidiaries, (collectively known as "The Cromwell") were direct wholly-owned subsidiaries of CEOC, which was a majority-owned subsidiary of CEC.
On May 5, 2014, Caesars Growth Properties Holdings, LLC ("CGPH"), an indirect, wholly-owned subsidiary of CGP LLC, acquired through one or more subsidiaries (i) The Cromwell, The LINQ Hotel & Casino, and Bally’s Las Vegas, (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreements entered between a property manager and the owners of each of these properties and (iii) certain intellectual property that is specific to each of these properties (collectively referred to as the "First Closing" or "Acquired Properties Transaction"). On May 5, 2014, CGP LLC contributed the equity interests of PHWLV, LLC ("PHWLV") and a 50% interest in the management fee revenues of PHW Manager to CGPH.
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
Because these acquisitions were accounted for as transactions among entities under common control, the financial information for CGP LLC has been recast to include the financial results for these properties as if those businesses were combined into the CGP LLC reporting entity for the three months ended March 31, 2014, and were consolidated into CGP LLC for the three months ended March 31, 2015. Income recognized by CAC from its equity method investment in CGP LLC was not impacted or adjusted as a result of recasting the historical financial information of CGP LLC.
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
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the accounting standard by placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met. Further, the ASU reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity ("VIE") and changes consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for periods beginning after December 15, 2015 for public companies. Early adoption is permitted, including adoption in an interim period. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations.
Note 3 — Equity Method Investment in Caesars Growth Partners, LLC
CAC accounts for its investment in CGP LLC using the HLBV form of the equity method of accounting. Under the HLBV form of equity method accounting, we record our interest in the CGP LLC entity based upon our contractual claim on CGP LLC’s accounting balance sheet pursuant to the mandatory liquidation provisions of the CGP Operating Agreement. Under this approach, the income or loss that is recognized in any period will represent the increase or decrease in our claim on CGP

LLC’s balance sheet assuming a hypothetical liquidation at the end of that reporting period when compared with our claim on CGP LLC’s balance sheet assuming a hypothetical liquidation at the beginning of that reporting period, after removing any contributions or distributions. CAC’s claim on CGP LLC's book value is based on the terms of the amended and restated limited liability company agreement of CGP LLC (the “CGP Operating Agreement”), which generally requires the allocation of the net proceeds of a liquidation of CGP LLC, after the payment and discharge of all of CGP LLC’s debts and liabilities, to the members as follows:
1.First, to the voting units held by CAC, to the extent of contributed capital and an annually compounded preferred return of 10.5% on the invested portion of CAC’s contributed capital;
2.Second, to the non-voting units held by Caesars Entertainment and/or its subsidiaries until Caesars Entertainment catches up (on a per unit basis) to its respective amount distributed in provision (1) (including the 10.5% per annum of return on investment);
3.Finally, to all unit holders on a pro-rata basis.
CAC's earnings from CGP LLC for the three-month periods ended March 31, 2015 and 2014 were equal to our preferred return of 10.5% of capital invested by CGP LLC.

Our investee, CGP LLC, had the following financial results, recast for the May 2014 acquisitions, as of or for the periods indicated (see CGP LLC financial information in Exhibit 99.1):

	Three Months Ended March 31,
(In millions)	2015	2014
Statements of Operations
Revenues
Interactive Entertainment	$176.6	$124.2
Casino Properties and Developments	389.9	292.0
Net revenues	566.5	416.2
Operating expenses
Interactive Entertainment - Direct	48.7	35.3
Casino Properties and Developments - Direct	191.5	134.8
Property, general, administrative and other	181.4	160.6
Write-downs, reserves and project opening costs, net of recoveries	3.1	13.6
Management fees to related parties	13.5	2.9
Depreciation and amortization	41.1	28.2
Change in fair value of contingently issuable non-voting membership units	(117.5)	76.1
Change in fair value of contingent consideration	—	0.7
Total operating expenses	361.8	452.2
Income/(loss) from operations	204.7	(36.0)
Interest expense, net of interest capitalized	(48.2)	(17.2)
Interest income	—	1.0
Interest income - related party	—	48.8
Loss on extinguishment of debt	—	(0.6)
Other expense, net	(1.0)	—
Income/(loss) from continuing operations before provision for income taxes	155.5	(4.0)
Provision for income taxes	(11.4)	(9.6)
Income/(loss) from continuing operations	144.1	(13.6)
Discontinued operations
Loss from discontinued operations	—	(0.8)
Benefit from income taxes related to discontinued operations	—	0.4
Net loss from discontinued operations	—	(0.4)
Net income/(loss)	144.1	(14.0)
Less: net loss attributable to non-controlling interests	0.1	6.5
Net income/(loss) attributable to Caesars Growth Partners, LLC	$144.2	$(7.5)

Balance Sheet Data (at period end)	March 31, 2015	December 31, 2014
Current assets	$1,006.2	$1,090.0
Long-term assets	3,525.7	3,504.3
Current liabilities	409.1	465.3
Long-term liabilities	2,703.8	2,823.6
Redeemable non-controlling interests	1.2	1.6
Equity attributable to Caesars Growth Partners, LLC	1,386.0	1,269.9
Non-redeemable non-controlling interests	31.8	33.9
Correction of Prior Period Stock-based Compensation
CGP LLC includes stock-based compensation expense as a component of Property, general, administrative and other expenses in the financial information above. In February 2014, the Human Resources Committee of the Board of Directors of Caesars Acquisition Company (the "HRC") approved a liquidity plan, setting forth the terms and conditions upon which Caesars Interactive Entertainment, Inc. ("Caesars Interactive" or "CIE"), a subsidiary of CGP LLC, may elect to purchase, or cause to be purchased, CIE owned shares and/or shares underlying options, Restricted Stock Units ("RSUs") or warrants ("deemed held shares") held by eligible individuals, from time to time, during the term of the plan, and providing the eligible individuals with a market for their CIE shares and/or deemed held CIE shares.

During the first and third quarters of 2014, the HRC approved, and CIE offered, certain holders of vested options the ability to exercise their options and, immediately subsequent to exercise, sell those shares back to CIE, consistent with the terms of the liquidity plan. While the offer to buy shares by CIE and the acceptance by the holders of vested options were completely discretionary, CIE concluded that, based upon these discretionary offers, certain of its options should have been modified to be accounted for as liability-classified awards during the first quarter of 2014. Effectively, we have determined to account for the subject stock options as if CIE has a conditional obligation to settle such options in cash at some future date, pursuant to the liquidity plan. However, (i) the liquidity plan is fully at CIE's discretion, (ii) requires additional approval by the HRC for all future purchases and (iii) makes no commitment that any specific employees will be permitted to participate in future share or deemed share purchases, if any. Prior to this correction, two-thirds of these options were already being accounted for as liability-classified awards due to other terms associated with the options.
As a result of this correction, $19.6 million of expense was recorded during the third quarter of 2014 which related to the prior quarters of 2014, of which $18.7 million should have been recorded during the first quarter of 2014. The correction has no impact on CGP LLC's cash flows from operations, cash flows from financing activities or Adjusted Earnings before Interest Income/Expense, Income Taxes, Depreciation and Amortization ("EBITDA") for any period presented herein. Likewise, the adjustments have no impact on the financial statements of the Company for any period presented as CAC has recorded income from its investment in CGP LLC based upon its minimum guaranteed return.
Correction of Prior Period Payable to Related Party
In February 2014, CGP LLC's joint venture with Rock Gaming, LLC ("Rock") is the majority member of CR Baltimore Holdings ("CRBH") and sold a portion of its interest in CBAC Gaming, LLC ("CBAC Gaming") to an existing joint venture partner of CBAC Gaming, Caves Valley Partners. CGP LLC received proceeds of $12.8 million from the sale. In accordance with the transaction agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC, Caesars Entertainment Corporation, HIE Holdings, Inc., Harrah’s BC, Inc., PHW Las Vegas, LLC, PHW Manager, LLC, Caesars Baltimore Acquisition Company, LLC and Caesars Baltimore Management Company, LLC, at or promptly following the closing of the sale of CGP LLC’s interest in CBAC Gaming, CGP LLC was obligated to pay Caesars Entertainment Corporation the $12.8 million proceeds received. During the first quarter of 2015, a $12.8 million liability was recorded as an increase to Payables to related party with an associated decrease of $12.8 million to Additional paid-in capital, which should have been recorded during the first quarter of 2014. The correction had no impact on CGP LLC's cash flows from operations, cash flows from financing activities, statements of operations or Adjusted EBITDA for any period presented herein. Likewise, the adjustment has no impact on the financial statements of the Company for any period presented as CAC has recorded income from its investment in CGP LLC based upon its minimum guaranteed return.
Correction of Prior Period Increases and Decreases in Restricted Cash
Subsequent to the issuance of CGP LLC’s financial statements within Exhibit 99.1 of the CAC Form 10-Q filed on May 12, 2014, we determined that $49.7 million of restricted cash transfers were erroneously included as both an increase and decrease in restricted cash in our combined statements of cash flows.  As a result, the increase and decrease in restricted cash on the CGP LLC combined statement of cash flows for the three months ended March 31, 2014 included within Exhibit 99.1 have been restated from the amounts previously reported to appropriately reduce the restricted cash inflows and outflows.  This correction only impacts the presentation of restricted cash in cash flows from investing activities and has no impact on CGP LLC’s cash flows from operation activities, cash flows from financing activities, balance sheets, statements of operations or Adjusted EBITDA for any period presented.
Note 4 — Stockholders’ Equity and Earnings Per Share
Stockholders' Equity
Common Stock
As of both March 31, 2015 and December 31, 2014, CAC had a total of 136,386,894 shares outstanding, respectively, of Class A common stock and no shares of Class B common stock.
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
Accumulated Other Comprehensive Income
Accumulated other comprehensive income consists of net income, net of taxes. For the three months ended March 31, 2015 and 2014, there were no amounts reclassified out of Accumulated other comprehensive income.
Investment in Notes from Related Party
On August 6, 2014, CGP LLC effectuated a distribution of its 5.75% and 6.50% face value aggregate principal amount of CEOC Notes ("CEOC Notes") as a dividend to its members, pro-rata based upon each member's ownership percentage in CGP LLC (see Note 10 — Related Party Transactions). CAC, as a member of CGP LLC, received $137.5 million in aggregate principal amount of 6.50% senior notes previously issued by CEOC, maturing June 1, 2016, and $151.4 million in aggregate principal amount of 5.75% senior notes previously issued by CEOC, maturing October 1, 2017. CAC recognized $159.7 million in Additional paid-in capital as a result of the distribution of the CEOC notes from CGP LLC as well as $8.8 million of related interest and $1.4 million of tax expense associated with the cash interest received on the notes. Both of these notes were included as a reduction of Additional paid-in capital in the March 31, 2015 and December 31, 2014 Condensed Balance Sheets and Condensed Statements of Stockholders' Equity along with interest receivable at the distribution date. These notes will be held at the distributed value with no subsequent adjustments such as fair value adjustments or interest receivable until such time as amounts are received by CAC.
Earnings Per Share
Basic earnings per share ("EPS") is calculated by dividing income, net of income taxes, by the weighted average number of common shares outstanding during the period in which the net income was earned. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans using the treasury stock method.
The following table summarizes the computations of Basic EPS and Diluted EPS (in millions, except per share data):

	Three Months Ended March 31,
	2015	2014
Net income	$8.7	$2.2

Shares used to compute EPS:
Weighted average common stock outstanding - basic	136.4	135.8
Dilutive potential common shares	0.8	—
Weighted average common stock outstanding - diluted	137.2	135.8

Earnings per share:
Basic	$0.06	$0.02
Diluted	$0.06	$0.02
There were 0.2 million anti-dilutive shares excluded from the computation of diluted earnings per share for the three-month period ended March 31, 2015. There were no dilutive shares and there were no anti-dilutive shares excluded from the computation of diluted earnings per share for the three-month period ended March 31, 2014.

Note 5 — Income Taxes
CAC classifies reserves for tax uncertainties separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions and potential interest or penalties associated with those liabilities. At March 31, 2015 and 2014, we had no such reserves.
Income taxes are recorded under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating income and tax credit carryforwards. CAC's equity-method investee, CGP LLC, is a partnership for income tax purposes so the deferred tax assets and liabilities recognized by CAC are also impacted by the expected future tax consequences of temporary differences at CGP LLC.
The effective tax rate for the three months ended March 31, 2015 was 49.1%, which differed from the federal statutory tax rate of 35.0% due to a federal valuation allowance recorded against deferred tax assets related to the basis difference in the investment in notes from related party and state taxes. The effective tax rate for the three months ended March 31, 2014 was 35.3%, which differs from the federal statutory tax rate of 35.0% primarily due to federal tax credits from CGP LLC.
CAC files income tax returns with federal and state jurisdictions. The 2014 and 2015 tax years are open for examination for CAC's federal and state jurisdictions.
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
We do not have assets or liabilities that are measured at fair value on a recurring basis. In addition, we have not recognized impairment charges for asset and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2015 and 2014.
Note 7 — Litigation
From time to time, CAC or CGP LLC may be subject to legal proceedings and claims in the ordinary course of business.
Horseshoe Baltimore
Multiple lawsuits have been filed against CBAC Gaming and CBAC Borrower, LLC ("CBAC Borrower"), the City of Baltimore, the Maryland Department of the Environment (“MDE”) and other parties in relation to the location and the development of Horseshoe Baltimore. These cases allege violations of various environmental laws, violations of zoning laws and public nuisance, among other claims.
In November 2012, the MDE granted approval of the Maryland Joint Venture’s amended response action plan ("RAP") under MDE’s Voluntary Cleanup Program that named the Maryland Joint Venture, rather than the City of Baltimore, as the party that will implement the RAP and redevelop the location of Horseshoe Baltimore. On February 20, 2013, a group of local residents working with the non-profit Inner Harbor Stewardship Foundation (the "Foundation") filed a complaint in the Maryland Circuit Court challenging the legality of the MDE’s approval of the amended RAP. In the case, known as Ruth Sherrill, et al. v. State of Maryland Department of the Environment, et al., the plaintiffs claimed that the amended RAP was approved without complying with the public notice and participation requirements of Maryland law. The plaintiffs sought additional public notice and participation, and to obtain an injunction on, among other things, any construction activities at the site pending the resolution of the case. On March 14, 2013, the court denied the plaintiffs’ motion for a Temporary Restraining Order and Preliminary Injunction ("TRO"). The plaintiffs’ appeal of the TRO ruling was dismissed. On April 22, 2013, the plaintiffs filed an amended complaint adding a public nuisance claim to their original complaint. The defendants filed motions to dismiss the plaintiffs’ amended complaint and a hearing was held on June 14, 2013. The amended complaint was dismissed on November 6, 2013. The plaintiffs filed a notice of appeal on December 6, 2013 and oral argument occurred on October 3, 2014. No decision has been issued from the appellate court.

The plaintiffs issued a notice of intent to file a citizen suit under 42 U.S.C. §§ 6972(a)(1)(A) and (a)(1)(B) of the Resource Conservation and Recovery Act. This notice of intent indicated an intention to sue CBAC, the City of Baltimore, Whiting-Turner, the general contractor for the construction of the Horseshoe Baltimore Casino, and the Maryland Chemical Company, the former owner and operator of the site. The citizen suit was filed on September 19, 2013, but did not name Whiting-Turner. The defendants filed motions to dismiss on October 15, 2013 for lack of subject matter jurisdiction and failure to state a claim to which plaintiffs responded on November 1, 2013. The motions to dismiss were granted on July 16, 2014. An appeal was noted on August 13, 2014. Oral argument before the 4th Circuit occurred on March 25, 2015. To date, no decision has been issued from the appellate court.
The decision of the Board of Municipal Zoning Appeals to grant variances for the site for Horseshoe Baltimore was appealed by separate parties on the basis of alleged procedural irregularities. The appeals were dismissed for lack of standing on October 11, 2013 and no appeal of that decision was timely filed.
On August 1, 2013, ten individuals claiming to represent a class of similarly situated individuals filed a complaint in the U.S. District Court for the Northern District of Maryland against the Maryland Department of the Environment, the City of Baltimore, the U.S. Environmental Protection Agency, CBAC Gaming, Whiting-Turner Contracting Company and Urban Green Environmental, LLC. The 11 count complaint alleged that the RAP for the location of Horseshoe Baltimore is inadequate and approved without appropriate public participation. The plaintiffs seek declaratory and injunctive relief, compensatory and punitive damages, and claim violations of civil rights laws and the Clean Water Act, civil conspiracy, and a variety of torts. The plaintiffs also sought a temporary restraining order, which the District Court denied on August 9, 2013. The plaintiffs amended their complaint on November 15, 2013 and again on December 26, 2013, adding 44 new plaintiffs and naming MDE, the Secretary of MDE, the City of Baltimore, the Mayor of the City of Baltimore, the Baltimore Development Corporation, and CBAC Gaming and CBAC Borrower as defendants. The defendants filed motions to dismiss on January 27, 2014 and the plaintiffs filed their oppositions on February 28, 2014. The case was dismissed on May 16, 2014 and no appeal was filed.
From time to time, the City of Baltimore may be subject to legal proceedings asserting claims related to the site. CBAC and CGP LLC have not been named as parties to these proceedings.
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
The Company believes that the claims and demands described above against CBAC and CBAC Gaming are without merit and intend to defend ourselves vigorously. At the present time, we believe it is not probable that a material loss will result from the outcome of these matters. We cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should these matters ultimately be resolved against us, due to the inherent uncertainty of litigation and, in some cases, the stage of the related litigation. Although CAC and CGP LLC believe that they have adequate defenses to these claims, an adverse judgment could result in additional costs or injunctions.
CAC-CEC Proposed Merger
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the “Nevada Lawsuit”) in the Clark County District Court in the State of Nevada against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan, and David Sambur (the individual defendants collectively, the “CAC Directors”). The Nevada Lawsuit alleges claims for breach of fiduciary duty against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) a declaration that the claim for breach of fiduciary duty is a proper class action claim; (2) to order the CAC Directors to fulfill their fiduciary duties to CAC in connection with the Proposed Merger, specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors’ personal interests and their fiduciary duties to maximize shareholder value in the Proposed Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (3) to order the CAC Directors to account for all damages suffered or to be suffered by the plaintiff and the putative class as a result of the Proposed Merger; and (4) to award the plaintiff for his costs and attorneys’ fees. It is unclear whether the Nevada Lawsuit also seeks to enjoin the Proposed Merger. CAC and the CAC Directors believe this lawsuit is without merit and will defend themselves vigorously. The deadline to respond to the Nevada Lawsuit has been indefinitely extended by agreement of the parties.

On April 20, 2015, the Company received a demand for production of the Company's books and records pursuant to Section 220 of the Delaware General Corporation Law on behalf of a purported stockholder. The alleged purpose of the demand is to investigate potential misconduct and breaches of fiduciary duties by the Company's directors and explore certain remedial measures in connection with the Proposed Merger. The Company has exchanged correspondence with the purported stockholder’s counsel indicating that the Company is reviewing the demand and will produce documents as required by Section 220.
CEOC Bondholder Litigation
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, the Company, Caesars Entertainment Resort Properties, LLC (“CERP”), CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys’ fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, the motion was argued in December 2014, and was denied in March 2015. During the pendency of its Chapter 11 bankruptcy proceeding, the action has been automatically stayed with respect to CEOC. On March 12, 2015, CEOC filed an adversary proceeding requesting the bankruptcy court to issue an order staying this case as to all claims against all defendants, including CAC and CGP LLC. Plaintiffs advised the judge presiding over the CEOC bankruptcy proceeding that they would not pursue in this litigation claims against the defendants, with the exception of those claims alleging that CEC remains liable under the parent guarantee formerly applicable to the Notes.
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
On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Unsecured Note Lawsuits") have been assigned to the same judge. Although the claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceeding, the court denied a motion to dismiss both lawsuits with respect to CEC and discovery has begun with respect to the plaintiffs' claims against CEC. CAC and CGP LLC are not parties to these lawsuits. On March 12, 2015, CEOC filed an adversary proceeding requesting the bankruptcy court to issue an order staying this case as to all claims against all defendants.
On November 25, 2014, UMB Bank, as successor indenture trustee for CEOC's 8.5% senior secured notes due 2020, filed a verified complaint ("the "First Lien Lawsuit") in Delaware Chancery Court against CEC, CEOC, CERP, the Company, CGP LLC, CES, and against an individual, and past and present members of the CEC and CEOC Boards of Directors, Gary Loveman, Jeffrey Benjamin, David Bonderman, Kelvin Davis, Eric Press, Marc Rowan, David Sambur, Eric Hession, Donald Colvin, Fred Kleisner, Lynn Swann, Chris Williams, Jeffrey Housenbold, Michael Cohen, Ronen Stauber, and Steven Winograd, alleging generally that defendants have improperly stripped CEOC of prized assets, have wrongfully affected a release of a CEC parental guarantee of CEOC debt and have committed other wrongs. Among other things, UMB Bank has asked the court to appoint a receiver over CEOC. In addition, the First Lien Lawsuit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary and equitable as well as declaratory relief. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. All of the defendants have moved to dismiss the lawsuit, and that motion has been fully briefed. In addition, this lawsuit has been automatically stayed with respect to CEOC during the Chapter 11 process and, pursuant to the Third Amended and Restated Restructuring Support and Forbearance Agreement, dated as of January 14, 2015 (the “RSA”), has been subject to a consensual stay for all. The consensual stay will expire upon the termination of the RSA.
On February 13, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the “February 13 Notice”) from Wilmington Savings Fund Society, FSB, in its capacity as successor Trustee for CEOC’s 10.00% Second-Priority Notes. The February 13 Notice alleges that CEOC’s commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 10.00% Second-Priority Notes; that all amounts due and owing on the 10.00% Second-Priority Notes therefore immediately became payable; and that Caesars Entertainment is responsible for paying CEOC’s obligations on the 10.00% Second-Priority Notes, including CEOC’s obligation to timely pay all principal, interest, and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 13 Notice alleges is still binding. The February 13 Notice accordingly demands that Caesars Entertainment immediately pay Wilmington Savings Fund Society, FSB, cash in an amount of not less than $3.7 billion, plus accrued and unpaid interest (including without limitation the $184 million interest payment due December 15, 2014 that CEOC elected not to pay) and accrued and unpaid attorneys’ fees and other expenses. The February 13 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this lawsuit.
On February 18, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the “February 18 Notice”) from BOKF, N.A., in its capacity as successor Trustee for CEOC’s 12.75% Second-Priority Senior Secured Notes due 2018 (the “12.75% Second-Priority Notes”). The February 18 Notice alleges that CEOC's commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 12.75% Second-Priority Notes; that all amounts due and owing on the 12.75% Second-Priority Notes therefore immediately became payable; and that CEC is responsible for paying CEOC’s obligations on the 12.75% Second-Priority Notes, including CEOC’s obligation to timely pay all principal, interest and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 18 Notice alleges is still binding. The February 18 Notice therefore demands that CEC immediately pay BOKF, N.A., cash in an amount of not less than $750 million, plus accrued and unpaid interest, accrued and unpaid attorneys’ fees, and other expenses. The February 18 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this lawsuit.
In accordance with the terms of the applicable indentures and as previously disclosed Caesars Entertainment believes that it is not subject to the above-described guarantees. As a result, Caesars Entertainment believe the demands for payment are meritless.
On March 3, 2015, BOKF, N.A. filed a lawsuit (the "BOKF Lawsuit") against CEC in the United States District Court for the Southern District of New York in its capacity as successor indenture trustee for CEOC’s 12.75% Second-Priority Notes. The plaintiff alleges that CEOC’s filing of a voluntary Chapter 11 bankruptcy petition on January 15, 2015 constituted an event of default under the relevant indenture that caused all principal and interest owed on the 12.75% Second-Priority Notes to become immediately due and payable; that a provision in the indenture pursuant to which CEC guaranteed CEOC’s obligations on the 12.75% Second-Priority Notes is valid, binding, and enforceable; and that CEC is indebted to BOKF, N.A. for all principal, interest, and other amounts due and owing on the 12.75% Second-Priority Notes. Based on these allegations, the plaintiff brings claims for the violation of the Trust Indenture Act of 1939, breach of contract, intentional interference with contractual relations, breach of the duty of good faith and fair dealing, and declaratory relief. CEC has not yet been served with process in this case. CAC and CGP LLC are not parties to this lawsuit. In March 2015, CEOC filed an adversary proceeding requesting the bankruptcy court to issue an order staying this case as to all claims against all defendants, CEC filed its answer to the complaint, and the parties are currently engaged in discovery.
We believe that the claims and demands described above against CAC and CGP LLC in the First Lien Lawsuit and Second Lien Lawsuit are without merit and intend to defend ourselves vigorously. For the First Lien Lawsuit and Second Lien Lawsuit, at the present time, we believe it is not probable that a material loss will result from the outcome of these matters. However, given the uncertainty of litigation, combined with the fact that the matters are each in their very preliminary stages and discovery has not yet progressed in any of them, we cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should the matters ultimately be resolved against us. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC, which we believe these matters would likely be long and protracted, and were a court to find in favor of the claimants in the First Lien Lawsuit or the Second Lien Lawsuit, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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
Prior to NRF’s vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreement in which the obligation to contribute to NRF exists. It is completely current with respect to pension contributions. Caesars Entertainment has opposed the NRF actions in the appropriate legal forums including in the CEOC bankruptcy proceeding. The parties entered into a Standstill Agreement in March 2015, setting a briefing schedule for both CEOC’s motion that NRF’s action violated the automatic stay and CEC’s motion to extend the stay to encompass NRF’s collection lawsuit against CEC.  All briefs are due by May 21, 2015, and a hearing is to be scheduled before the Bankruptcy Court on or about May 27, 2015.
Caesars Entertainment believes that its legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously. Because legal proceedings with respect to this matter are at the preliminary stages, we cannot currently provide assurance as to the ultimate outcome of the matters at issue.
Other Matters
In recent years, governmental authorities have been increasingly focused on anti-money laundering ("AML") policies and procedures, with a particular focus on the gaming industry. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. On October 11, 2013, a subsidiary of CEC received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury ("FinCEN"), stating that FinCEN is investigating CEOC’s subsidiary, Desert Palace, Inc. (the owner of Caesars Palace), for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. CEC responded to FinCEN's letter on January 13, 2014. Additionally, CEC has been informed that a federal grand jury investigation regarding CEC's anti-money laundering practices and procedures is ongoing. CEC is fully cooperating with both the FinCEN and grand jury investigations. Casino properties owned by subsidiaries of CGP LLC are managed by subsidiaries of CEC. Based on proceedings to date, the Company is currently unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any. Caesars Entertainment met with government representatives on April 29, 2015, and discussions with these representatives are continuing regarding these matters.
The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our financial position, results of operations, or cash flows, as we do not believe it is reasonably possible that we will incur material losses as a result of such litigation.
Note 8 — Stock-based Compensation
Restricted Stock Units
As of March 31, 2015, there was approximately $6.9 million of total unrecognized compensation cost related to RSUs granted under the 2014 Performance Incentive Plan ("the PIP Plan"), which is expected to be recognized over a weighted-average remaining period of 2.2 years using the straight-line method.
During the three months ended March 31, 2015, total compensation expense recorded in earnings for RSUs granted under the PIP Plan was $1.6 million. This expense is included in Operating expenses in the Condensed Statements of Operations and Comprehensive Income. During the three-month period ended March 31, 2014, there was no compensation expense recorded in earnings for RSUs.
Stock Options
As of March 31, 2015, there was approximately $3.5 million of total unrecognized compensation expense related to CAC’s stock options to employees and non-employees, which is expected to be recognized over a remaining average period of 1.1 years.
During the three months ended March 31, 2015, total compensation expense recorded in earnings for stock options was approximately $1.4 million. This expense is included in Operating expenses in the Condensed Statements of Operations and Comprehensive Income.

Stock options granted to non-employees are equity-classified awards and are remeasured at fair value at the end of each reporting period. Valuation assumptions for these stock options used in the Black-Scholes model to estimate fair value for the three months ended March 31, 2015 were:

Expected volatility	46.8%
Weighted-average volatility	46.8%
Expected dividend yield	—
Expected term (in years)	9.7
Risk-free interest rate	2.1%
During the three-month period ended March 31, 2014, there was no compensation expense recorded in earnings for stock options.
Note 9 — Supplemental Cash Flow Information
Significant non-cash transactions for the three-month period ended March 31, 2015 include $24.2 million in income from our equity method investment in CGP LLC and $4.5 million of fees and expenses paid directly by CGP LLC that were incurred by CAC and also accounted for as a non-cash distribution from CGP LLC. Significant non-cash transactions for the three months ended March 31, 2014 include $9.3 million in income from our equity method investment in CGP LLC and $0.4 million of fees and expenses paid directly by CGP LLC that were incurred by CAC and also accounted for as a non-cash distribution from CGP LLC.
CAC's expenses incurred in the normal course of business are expected to be paid by CGP LLC on behalf of CAC in accordance with the CGP Operating Agreement.
During the three-month periods ended March 31, 2015 and 2014, CGP LLC did not make tax payments on behalf of CAC, which would normally be accounted for as distributions from CGP LLC to CAC.
There was no interest expense incurred or cash paid for interest for the three months ended March 31, 2015 and 2014.
Note 10 — Related Party Transactions
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
These services were assumed by Caesars Enterprise Services, LLC ("CES") in 2014. In connection with the CGP Operating Agreement, CGP LLC pays for these services on behalf of CAC. CAC accounts for these amounts as non-cash distributions from CGP LLC, thereby reducing CAC's investment in CGP LLC.
Share-based Payments to Non-employees of CAC or CGP LLC
On April 9, 2014, the Board approved the Equity Plan ("Equity Plan") which is administered by CEC. Under the Equity Plan, CEC is authorized to grant stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, cash awards, rights to purchase or acquire shares or similar securities in the form of or with a value related to our Common Stock to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries. The Equity Plan will terminate on April 9, 2024. Subject to adjustments in connection with certain changes in capitalization, the maximum value of the shares of our Common Stock that may be delivered pursuant to awards under the Equity Plan is $25.0 million.
On May 8, 2014, CEC granted awards to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries in accordance with the Equity Plan in order to reward and provide incentive for services provided in their capacity, promote the success of CGP LLC, and more closely align the interests of such individuals with those of the stockholders of the Company. Awards under this plan vest one-third on each of October 21, 2014, 2015 and 2016. Expense associated with the vesting of such awards is recorded as management fee expense by CGP LLC, totaling $2.0 million for the three-month period ended March 31, 2015. Upon issuance of shares pursuant to this plan, such shares will be contributed to CGP LLC by CAC as additional investment into that entity, at which time CGP LLC will settle its management fee obligation with CEC and its subsidiaries through a distribution of such shares to CEC. Also upon issuance of shares pursuant to this plan, CGP LLC will issue an equivalent number of voting units in CGP LLC and distribute those units to CAC. As CAC will receive voting units in CGP LLC in exchange for the shares of CAC issued pursuant to this plan, there is no expected dilutive impact to CAC's EPS (see Note 4 — Stockholders’ Equity and Earnings Per Share).
Stock-based Compensation Granted to Related Party
In December 2014, CAC granted RSU awards and options to a related-party consultant under the PIP Plan. During the three-month period ended March 31, 2015, vesting for these grants was accelerated to whereby 100% will vest in July 2015. $2.1 million expense was recognized related to these grants during the three-month period ended March 31, 2015.
Investment in Notes from Related Party
In connection with the previously issued CEOC Notes, CGP LLC effectuated a distribution of its 5.75% and 6.50% face value aggregate principal amount as a dividend to its members, pro-rata based upon each member’s ownership percentage in CGP LLC (see Note 4 — Stockholders’ Equity and Earnings Per Share). In connection with the Notes Distribution, CAC, as a member of CGP LLC, received $137.5 million in aggregate principal amount of the 6.50% CEOC Notes, maturing June 1, 2016, and $151.4 million in aggregate principal amount of the 5.75% CEOC Notes, maturing October 1, 2017. CAC recognized $159.7 million as a reduction to Additional paid-in capital as a result of the distributions as well as $8.8 million of related interest and $1.4 million of tax expense associated with the cash interest received on the notes. These notes are included as a component of Additional paid-in capital in our Condensed Balance Sheets and Condensed Statements of Stockholders' Equity along with interest receivable at the distribution date. These notes will be held at the distributed value with no subsequent fair value adjustments or recognition of interest income until such time as amounts are received by CAC. The fair value of this distribution reduces the deployed capital upon which CAC is entitled to earn a minimum guaranteed return prospectively from the August 6, 2014 distribution date.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Acquisition Company (the "Company," "CAC," "we," "our" and "us") and Caesars Growth Partners, LLC ("CGP LLC") for the three months ended March 31, 2015 and 2014 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
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
CAC's primary asset is its membership interest in CGP LLC. The assets and entities that were acquired by or contributed to CGP LLC in connection with the October 21, 2013 transactions are considered to be the predecessor to CAC. The historical financial statements reflect the financial position, results of operations and cash flows of the businesses and assets acquired by CGP LLC in the May 2014 acquisitions described in Note 1 — Description of Business and Basis of Presentation to the financial statements as if those businesses were combined into a single reporting entity for the three months ended March 31, 2014, and are consolidated into a singled reporting entity for the three months ended March 31, 2015.
As our investment in CGP LLC is considered to be significant, CGP LLC's annual financial statements are required to be included as an exhibit to each CAC Annual Report on Form 10-K in accordance with Securities and Exchange Commission ("SEC") Rule 3-09 of Regulation S-X. Given the significance of this investment to the financial position and results of operations of CAC, we have elected to include selected financial information of CGP LLC in this Quarterly Report on Form 10-Q. As we believe that the comparative information for CAC's investment in CGP LLC is material to investors in CAC, we have presented information for CGP LLC in this management's discussion and analysis of financial condition and results of operations.
Proposed Merger of CAC with CEC
On December 21, 2014, the Company and CEC entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, CAC will merge with and into CEC, with CEC as the surviving company (the "Proposed Merger").
Pursuant to the terms of the Merger Agreement, and subject to the overall restructuring of Caesars Entertainment Operating Company, Inc. ("CEOC"), regulatory approval and other closing conditions, upon consummation of the Proposed Merger, each share of class A common stock, par value $0.001 per share, of CAC issued and outstanding immediately prior to the effective time of the Proposed Merger will be converted into, and become exchangeable for, that number of shares of CEC common stock, par value $0.01 per share, equal to 0.664 (the “Exchange Ratio”), provided that during the Adjustment Period (as described below), the Special Committee of CAC’s Board of Directors (the “CAC Special Committee”) and the Special Committee of CEC’s Board of Directors (the “CEC Special Committee”), each composed solely of independent directors, will determine if there should be an adjustment to the Exchange Ratio and the amount of any such adjustment, taking into consideration all relevant facts and circumstances affecting the intrinsic value of CAC and CEC. The Adjustment Period is the 14 day period beginning on the later of (i) the date that the CEOC restructuring plan is confirmed and (ii) the date that both CAC and CEC confirm that their respective independent financial advisors have received all information as may be reasonably necessary or advisable in order to render a fairness opinion concerning the Exchange Ratio. If at the end of the Adjustment Period, the CAC Special Committee and the CEC Special Committee have not agreed to an adjustment to the Exchange Ratio, there will not be an adjustment to the Exchange Ratio. Within five business days following the end of the Adjustment Period, either CAC or CEC may terminate the Merger Agreement if (a) the CAC Special Committee and the CEC Special Committee cannot agree on an Exchange Ratio adjustment and a failure to terminate the Merger Agreement would be inconsistent with their respective directors’ fiduciary duties or (b) the CAC Special Committee or the CEC Special Committee, as applicable, has not received an opinion of its respective financial advisor that the Exchange Ratio (as adjusted, if applicable) is fair, from a financial point of view to CAC and its public stockholders or CEC, as applicable.
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

CAESARS ACQUISITION COMPANY
Operating Results
Income from Equity Method Investment
For the three months ended March 31, 2015 and 2014, CAC recognized $24.2 million and $9.3 million, respectively, of income before tax from its equity method investment in CGP LLC, which equals the amount of income that CAC was entitled to under its minimum guaranteed return. The minimum guaranteed return subsequent to May 2014 includes return earned on capital deployed in connection with the May 2014 acquisitions of JCC Holding Company II, LLC and its subsidiaries (“Harrah's New Orleans”), 3535 LV Corporation, (formerly known as "The Quad" and recently rebranded as "The LINQ Hotel & Casino") , indirect subsidiaries of Parball Corporation (collectively known as "Bally's Las Vegas"), and Corner Investment Company, LLC and its subsidiaries (“The Cromwell”) by indirect subsidiaries of CGP LLC. The minimum guaranteed return also reflects a reduction in the amount of deployed capital upon which such return is earned, equal to the fair value of senior notes distributed from CGP LLC to CAC on August 6, 2014.
Operating Expenses
CAC incurred direct expenses of $7.1 million and $5.9 million for the three months ended March 31, 2015 and 2014, respectively, primarily related to professional services fees, as well as general liability insurance, licenses and fees.
Provision for Income Taxes
The provision for income taxes for the three months ended March 31, 2015 and 2014 was $8.4 million and $1.2 million, respectively. The provision for income taxes for the period ended March 31, 2015 differs from the expected benefit for income taxes at the federal tax rate of 35.0% applied to CAC's pre-tax income primarily due to a federal valuation allowance recorded against deferred tax assets related to the basis difference in the investment in notes from related party. The provision for income taxes for the period ended March 31, 2014 differs from the expected benefit for income taxes at the federal tax rate of 35.0% applied to CAC's pre-tax income primarily due to federal tax credits from CGP LLC.
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
CAC's expenses incurred in the normal course of business, including income tax obligations, are paid by CGP LLC on behalf of CAC pursuant to the amended and restated limited liability company agreement of CGP LLC (the “CGP Operating Agreement”). These transactions are accounted for as distributions from CGP LLC to CAC.
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

Off-Balance Sheet Arrangements
CAC did not have any off-balance sheet arrangements at March 31, 2015 or December 31, 2014.
Recently Issued Accounting Pronouncements
The information regarding recent accounting pronouncements is included in Note 2 — Recently Issued Accounting Pronouncements to the CAC financial statements in the Quarterly Report on Form 10-Q.
CAESARS GROWTH PARTNERS, LLC
Overview
As a result of May 2014 acquisitions described in Note 1 — Description of Business and Basis of Presentation, one or more indirect subsidiaries of CGP LLC acquired Bally’s Las Vegas, The Cromwell, The LINQ Hotel & Casino and Harrah’s New Orleans from CEOC. Because these acquisitions were accounted for as transactions among entities under common control, the financial information herein has been recast to include the financial results for these properties as if those businesses were combined into the CGP LLC reporting entity for the three months ended March 31, 2014, and were consolidated into CGP LLC for the three months ended March 31, 2015. Therefore, the financial information contained herein provides comparable results for the periods presented.
For financial reporting purposes, CGP LLC has two operating units: (1) Interactive Entertainment and (2) Casino Properties and Developments. CGP LLC’s Interactive Entertainment operating unit consists of CIE, which is comprised of three distinct, but complementary businesses: social and mobile games, WSOP and regulated online real money gaming. CGP LLC’s Casino Properties and Developments operating unit consists of Planet Hollywood Resort & Casino (“Planet Hollywood”), Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas, The Cromwell and CGP LLC’s interest in the Maryland Joint Venture.
Operating Results of CGP LLC

	Three Months Ended March 31,
(Dollars in millions)	2015	2014	Change
Interactive entertainment net revenues	$176.6	$124.2	$52.4
Casino properties and developments net revenues	389.9	292.0	97.9
Total net revenues	566.5	416.2	150.3
Income/(loss) from operations	204.7	(36.0)	240.7
Net income/(loss) from continuing operations	144.1	(13.6)	157.7
Net loss from discontinued operations	—	(0.4)	0.4
Operating margin (1)	36.1%	(8.6)%	44.7%
Adjusted EBITDA (2)	148.0	101.9	46.1
_________________________
(1) Operating margin is calculated as Income/(loss) from operations divided by Total net revenues.
(2) See Reconciliations of Adjusted Earnings before Interest Income/Expense, Income Taxes, Depreciation and Amortization ("EBITDA") to Net Income/(Loss) from Continuing Operations.
Net revenues for the first quarter of 2015 were $566.5 million, as compared to $416.2 million for the respective period in 2014, an increase of $150.3 million, or 36.1%. The increase in revenue was primarily driven by strong organic growth in social and mobile games and partially from CIE's first quarter 2014 acquisition of Pacific Interactive. The Casino Properties and Development business unit also contributed to the increase in revenues as a result of the openings of The Cromwell in May 2014 and Horseshoe Baltimore in August 2014.
Income from operations for the first quarter of 2015 was $204.7 million as compared to a loss of $36.0 million for the same period in 2014. The increase in income from operations is primarily attributable to the decrease in the fair value of contingently issuable non-voting membership units. CGP LLC is obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from certain portions of CIE's social and mobile games business exceeds a specified threshold amount in 2015. Excluding the impact of the change in fair value of contingently issuable non-voting membership units from both periods, income from operations for the first quarter of 2015 increased by $47.1 million when compared to the same period in 2014 due to year over year growth in CIE as well as the openings of Horseshoe Baltimore and The Cromwell.
Adjusted EBITDA for the first quarter of 2015 and 2014 was $148.0 million and $101.9 million, respectively. The increase of $46.1 million, or 45.2%, from the prior period was driven primarily by the income impact of increased revenues partially offset by the combination of operating expense incurred after the openings of both Horseshoe Baltimore and The Cromwell and management fee expenses incurred after the May 2014 acquisitions.
Operating Results
Interactive Entertainment

	Three Months Ended March 31,
(Dollars in millions)	2015	2014	Change
Net revenues	$176.6	$124.2	$52.4
Income from operations	40.6	5.3	35.3
Net income from continuing operations	27.3	2.5	24.8
Net loss from discontinued operations	—	(0.4)	0.4
Operating margin(1)	23.0%	4.3%	18.7%
Adjusted EBITDA(2)	62.6	31.1	31.5

_________________________
(1) Operating margin is calculated as Income from operations divided by Net revenues.
(2) See Reconciliations of Adjusted EBITDA to Net Income/(Loss) from Continuing Operations.
Interactive Entertainment net revenues increased by $52.4 million, or 42.2%, as compared to the same period in 2014 resulting primarily from strong organic growth in CIE's social and mobile games and partially from a full quarter inclusion of Pacific Interactive. Income from operations increased by $35.3 million as compared to the same period in 2014, primarily driven by the increase in revenues. Adjusted EBITDA increased by $31.5 million, or 101.3%, as compared to the same period in 2014 driven by the impact of increased revenues.
Performance Metrics - Social and Mobile Games
CIE measures the performance of its social and mobile games business by using key financial metrics including revenue and Adjusted EBITDA, and key operating metrics including Daily Active Users, Monthly Active Users, Monthly Unique Users, Average Revenue per User and Monthly Unique Payers. CIE’s operating metrics help CIE to understand and measure the engagement levels of its players, the size of its audience and its reach.
Key Financial Metrics
The table below shows the results of CIE's business based upon the financial metrics for the periods presented.

	For the Three Months Ended
(In millions)	Mar. 31, 2015	Dec. 31, 2014	Sep. 30, 2014	Jun. 30, 2014(1)	Mar. 31, 2014(1)
Revenues
Social and mobile games	$167.6	$147.7	$151.3	$134.4	$115.7
WSOP and online real money gaming	9.0	8.7	10.3	10.2	8.5
Total	$176.6	$156.4	$161.6	$144.6	$124.2

Adjusted EBITDA	$62.6	$47.9	$53.4	$44.6	$31.1
_____________________
(1) Adjusted EBITDA has been recasted to reflect discontinued operations related to CIE.

The table below shows the revenue generated from CIE’s social and mobile games business by geographic region for the periods listed and assumes that deferred revenues are spread proportionately across all geographies.

	For the Three Months Ended
(In millions)	Mar. 31, 2015	Dec. 31, 2014	Sep. 30, 2014	Jun. 30, 2014	Mar. 31, 2014
North America	$119.1	$103.1	$103.4	$92.8	$80.2
South America	1.1	1.1	1.1	1.0	0.7
Europe	14.8	14.1	13.9	11.8	10.0
Asia/Pacific	31.8	28.3	31.9	28.2	24.3
Africa and Rest of the World	0.8	1.1	1.0	0.6	0.5
Social and mobile games revenue	$167.6	$147.7	$151.3	$134.4	$115.7

Key Operating Metrics
The following operating metrics help CIE to understand and measure the engagement levels of its players, the size of its audience and its reach.
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
The table below shows the results of CIE's social and mobile games business, using the operating metrics described above, for the periods indicated. User statistics are presented in thousands of users and ARPU is presented in dollars.

	For the Three Months Ended
	Mar. 31, 2015	Dec. 31, 2014	Sep. 30, 2014	Jun. 30, 2014	Mar. 31, 2014(1)
Average Daily Active Users (2)	6,061	5,706	5,640	5,681	5,704
Average Monthly Active Users (2)	19,044	17,863	17,767	18,575	19,597
Average Monthly Unique Users (2)	17,803	16,508	16,472	16,794	17,370
Average Monthly Unique Payers (2)	762	657	595	539	511
Average Revenue Per User	$0.31	$0.28	$0.29	$0.26	$0.24
_________________________
(1) Operating metrics include numbers from Pacific Interactive only after its February 2014 acquisition by CIE.
(2) CIE systems cannot always distinguish unique individuals playing games in multiple sessions in the same day or in a 30-day period ending with the measurement date, playing the same game across multiple platforms, or playing different titles offered by CIE. Thus, users who play multiple titles or multiple platforms may be counted as more than one user within the respective operating metrics.

Consistent with the social and mobile business model, only a small portion of CIE’s social and mobile games players pay for virtual goods. For the three-month period ended March 31, 2015, CIE had approximately 762 thousand average Monthly Unique Payers, or 4.3% of the total number of average Monthly Unique Users on the social and mobile platforms during this period, who purchased virtual goods. There was approximately 511 thousand average Monthly Unique Payers, or 2.9% of the total number of average Monthly Unique Users on the social and mobile platforms during this period, who purchased virtual goods for the three months ended March 31, 2014. Because the opportunity for social interactions and player generated promotion through playing platforms increases as the overall number of players increases, CIE believes that maintaining and growing its total number of players, including the number of players who may not purchase virtual goods, is important to the success of its business. The sale of virtual goods, however, constitutes the primary source of revenue for CIE's social and mobile games business. The degree to which game players choose to pay for virtual goods in the games is driven by CIE's ability to create content that enhances the game-play experience. CIE's revenue and overall financial performance are affected by the number of players and the effectiveness of its monetization of players through the sale of virtual goods.
CIE's user metrics are impacted by several factors that cause them to fluctuate on a quarterly basis. Growth in the performance metrics is largely attributable to strong organic growth from CIE's games on both mobile and social platforms, and partially from a full quarter impact from the acquisition of Pacific Interactive. Future growth in audience and engagement will depend on CIE's ability to retain current players, attract new players, and expand into new markets and distribution platforms.
Casino Properties and Developments

	Three Months Ended March 31,
(Dollars in millions)	2015	2014	Change
Net revenues	$389.9	$292.0	$97.9
Income from operations	50.5	35.8	14.7
Operating margin(1)	13.0%	12.3%	0.7%
Adjusted EBITDA(2)	89.3	71.6	17.7
_________________________
(1) Operating margin is calculated as Income from operations divided by Net revenues.
(2) See Reconciliations of Adjusted EBITDA to Net Income/(Loss) from Continuing Operations.
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
Casino Properties and Developments net revenues increased by $97.9 million, or 33.5%, when compared to the same period in 2014, primarily due to the opening of The Cromwell in May 2014 and the opening of Horseshoe Baltimore in August 2014. For the three-month period ended March 31, 2015, total rated trips increased approximately 61.8% from the three-month period ended March 31, 2014, primarily driven by a 71.4% increase for non-lodgers, partially offset by a 1.6% decrease for lodgers. While spend per trip for lodgers and non-lodgers increased, the shift to non-lodgers who typically spend less caused combined spend per trip to decline. Gross casino hold also saw a positive variance, increasing from 11.2% at March 31, 2014 to 11.5% at March 31, 2015.
Income from operations for the three-month period ended March 31, 2015 was $50.5 million, compared to $35.8 million for the three-month period ended March 31, 2014. Income from operations increased by $14.7 million, or 41.1%, when compared to the same period in 2014. The income impact of increased revenues was partially offset by the combination of operating expenses incurred after the openings of Horseshoe Baltimore and The Cromwell and management fee expenses incurred after the May 2014 acquisitions. Adjusted EBITDA increased by $17.7 million, or 24.7%, when compared to the same period in 2014, primarily driven by increased revenues partially offset by the combination of operating expense incurred after the openings of both Horseshoe Baltimore and The Cromwell and management fee expenses incurred after the May 2014 acquisitions.
Room revenues for the first quarter of 2015 and 2014 were $74.3 million and $69.7 million, respectively. Cash average daily room rates for the first quarter of 2015 increased to approximately $128, or 20.8%, when compared to approximately $106 for the same period in 2014, primarily due to upgraded rooms at The LINQ Hotel & Casino. Average daily occupancy was

91.6%, and 90.1% for the first quarter of 2015 and 2014, respectively. Revenue per available room for the first quarter of 2015 and 2014 was $115 and $98, respectively, or an increase of 17.3%. The revenue impact of favorable trends in room metrics was mostly offset by a lower number of rooms available due to room renovations at The LINQ Hotel & Casino.
Food and beverage revenues for the first quarter of 2015 and 2014 were $68.3 million and $56.9 million, respectively. The increase of $11.4 million, or 20.0%, in food and beverage revenues was driven largely by new offerings that opened in 2014 across the portfolio including various new venues at Horseshoe Baltimore and The Cromwell.
Other revenues for the first quarter of 2015 were $36.2 million as compared to $30.3 million for the same period in 2014. The increase of $5.9 million, or 19.5%, is primarily due to the openings of Horseshoe Baltimore and The Cromwell.
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
Other Factors Affecting Net Income

	Three Months Ended March 31,
(In millions)	2015	2014	Change
Interest expense, net of interest capitalized	$(48.2)	$(17.2)	$(31.0)
Interest income	—	1.0	(1.0)
Interest income - related party	—	48.8	(48.8)
Loss on extinguishment of debt	—	(0.6)	0.6
Other income/(expense), net	(1.0)	—	(1.0)
Provision for income taxes	(11.4)	(9.6)	(1.8)
Net loss from discontinued operations	—	(0.4)	0.4
Net loss attributable to non-controlling interests (1)	0.1	6.5	(6.4)
_________________________
(1) CGP LLC's non-controlling interest reflects the non-controlling interest associated with consolidating CIE and the Maryland Joint Venture into CGP LLC.
Interest Expense, Net of Interest Capitalized
Interest expense, net of interest capitalized for the three-month period ended March 31, 2015 primarily related to the debt incurred in May 2014 by Caesars Growth Properties Holdings, LLC (“CGPH”) to fund the May 2014 acquisitions (described in Note 1 — Description of Business and Basis of Presentation) and the repayment of the Planet Hollywood secured loan. Interest expense, net of interest capitalized due to these transactions was $36.1 million for the three months ended March 31, 2015.
Interest expense, net of interest capitalized, related to Planet Hollywood for the three months ended March 31, 2014 was $9.6 million. The Planet Hollywood secured loan was repaid in May 2014.
In July 2013, CBAC Borrower entered into a credit agreement (the "Baltimore Credit Facility"). Interest expense associated with this facility was $7.5 million and $5.9 million for the three months ended March 31, 2015 and 2014, respectively, and was offset by capitalized interest of zero and $4.3 million for the same periods, respectively, related to the construction of the facility.
Caesars Interactive has an unsecured credit facility with Caesars Entertainment (the "Credit Facility"). No principal payments are required under the Credit Facility until its maturity date of November 29, 2016. The unsecured related party loans bear interest on the unpaid principal amounts at a rate per annum equal to the London Inter-Bank Offered Rate ("LIBOR") plus 5%. For each of the three months ended March 31, 2015 and 2014, CIE recorded $0.5 million of interest expense associated with this debt.
Additional interest expense for the three months ended March 31, 2015 and 2014 was $6.4 million and $8.6 million, respectively and was offset by capitalized interest of $2.3 million and $3.3 million, for the same respective periods, related to the $185.0 million, seven-year senior secured credit facility bearing interest at LIBOR plus 9.75% with a LIBOR floor of 1.25% (the "Cromwell Credit Facility"), Special Improvement District Bonds, capital leases, and other financing obligations.
Interest expense associated with contingent consideration and capital lease obligations was not material to any period presented.

Interest Income
Interest income was not material to the respective periods.
Interest Income - Related Party
CGP LLC received interest income on its portfolio of approximately $1.1 billion face value of aggregate principal amount of senior notes issued by CEOC. The CEOC Notes have fixed interest rates ranging from 5.625% to 6.50% and maturities ranging from 2015 to 2017. Interest income - related party decreased for the three-month period ended March 31, 2015 when compared to the same period in 2014 due to the sale and transfer in the form of dividends of the entire portfolio of approximately $1.1 billion in aggregate principal amount of senior notes held by a subsidiary of Caesars Entertainment ("CEOC Notes") during the third quarter of 2014.
Loss on Extinguishment of Debt
The Planet Hollywood secured loan contained excess cash flow provisions which required mandatory prepayments when certain conditions were met. Prepayments in excess of the recorded book value of principal owed were recorded in Loss on extinguishment of debt in the Combined and Consolidated Condensed Statements of Operations of CGP LLC. Loss on extinguishment of debt for the three-month period ended March 31, 2014 was $0.6 million.
Other Income/(Expense), Net
For the three-month period ended March 31, 2015, other expenses was $1.0 million. For the three months ended March 31, 2014 there was no other income or expense.
Provision for Income Taxes
The provision for income taxes for CGP LLC represents the income taxes from its subsidiary, CIE, which was taxed as a corporation for federal, state and foreign income tax purposes. CGP LLC’s provision for income taxes also includes the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes for the period up to the date of acquisition by CGP LLC for the properties acquired from CEOC in May 2014. The provision for income taxes for CGP LLC differs from the expected federal tax rate of 35.0% primarily due to CGP LLC income not taxed at the CGP LLC entity level.
Net Loss from Discontinued Operations, Net of Income Tax
In June 2014, CIE concluded that, effective August 2014, it would suspend operations of its Minsk studio. As a result, CIE recorded an impairment of $15.5 million in the second quarter of 2014. In the third quarter of 2014, CIE settled its accrued contingent consideration liability for $4.5 million and recognized a gain of $1.4 million on the final disposition of the entity. We have presented the operations the Minsk studio as discontinued operations in CGP LLC's Combined and Consolidated Condensed Statements of Operations.
Net Loss Attributable to Non-controlling Interests
CGP LLC's non-controlling interest reflects the non-controlling interest associated with consolidating CIE and the Maryland Joint Venture into CGP LLC. For the three months ended March 31, 2015 and 2014, net income of $4.5 million and $0.2 million, respectively, was attributable to non-controlling interests in Caesars Interactive. Net loss of $4.6 million and $6.7 million for the three months ended March 31, 2015 and 2014, respectively, was attributable to non-controlling interests in the Maryland Joint Venture.
Reconciliations of Adjusted EBITDA to Net Income/(Loss) from Continuing Operations
CGP LLC uses Adjusted EBITDA as a supplemental measure of its financial performance. EBITDA is comprised of net income before (i) interest expense, net of capitalized interest, (ii) interest income, (iii) provision for income taxes, and (iv) depreciation and amortization expense. Adjusted EBITDA is comprised of EBITDA, further adjusted for certain items that CGP LLC does not consider indicative of its ongoing operating performance.
The financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. Adjusted EBITDA is a non-GAAP financial measure that is reconciled to its most comparable GAAP measure below. Adjusted EBITDA is included because management believes that Adjusted EBITDA provides investors with additional information that allows a better understanding of the results of operational activities separate from the financial impact of capital investment decisions made for the long-term benefit of CGP LLC. Because not all companies use identical calculations, the presentation of CGP LLC's EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

	For the Three Months Ended March 31, 2015
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other (a)	Total
Net income from continuing operations	$27.3	$3.4	$113.4	$144.1
Provision for income taxes	11.4	—	—	11.4
Income from continuing operations before income taxes	38.7	3.4	113.4	155.5
Interest expense, net of interest capitalized	1.9	47.1	(0.8)	48.2
Depreciation and amortization	7.8	33.3	—	41.1
EBITDA	48.4	83.8	112.6	244.8
Other expense, net	—	—	1.0	1.0
Write-downs, reserves and project opening costs, net of recoveries (c)	—	3.1	—	3.1
Change in fair value of contingently issuable non-voting membership units (d)	—	—	(117.5)	(117.5)
Acquisition and integration costs	—	0.3	—	0.3
Stock-based compensation (f)	13.1	0.9	—	14.0
Other (g)	1.1	1.2	—	2.3
Adjusted EBITDA	$62.6	$89.3	$(3.9)	$148.0

	For the Three Months Ended March 31, 2014
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other (a)	Total
Net income/(loss) from continuing operations	$2.5	$11.2	$(27.3)	$(13.6)
Provision for income taxes	2.1	7.5	—	9.6
Income/(loss) from continuing operations before income taxes	4.6	18.7	(27.3)	(4.0)
Interest expense, net of interest capitalized	0.7	16.5	—	17.2
Interest income, including related party	—	—	(49.8)	(49.8)
Depreciation and amortization	6.1	22.1	—	28.2
EBITDA	11.4	57.3	(77.1)	(8.4)
Loss on extinguishment of debt (b)	—	0.6	—	0.6
Write-downs, reserves and project opening costs, net of recoveries (c)	—	13.6	—	13.6
Change in fair value of contingently issuable non-voting membership units (d)	—	—	76.1	76.1
Change in fair value of contingent consideration (e)	0.7	—	—	0.7
Acquisition and integration costs	—	—	0.2	0.2
Stock-based compensation (f)	18.3	—	—	18.3
Other (g)	0.7	0.1	—	0.8
Adjusted EBITDA	$31.1	$71.6	$(0.8)	$101.9
_____________________________________________________

(a)	Includes investment in CEOC bonds through the third quarter of 2014, the CGP parent company and intercompany eliminations.

(b)
Amounts represent the difference between the fair value of consideration paid and the book value, net of deferred financing costs, of debt retired through debt extinguishment transactions, which are capital structure-related, rather than operational-type costs.

(c)	Amounts primarily represent development costs related to construction activity at Horseshoe Baltimore, The Cromwell and The LINQ Hotel & Casino.

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
CGP LLC's planned development projects, if they go forward, could require significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion, and the commencement of operations of development projects are contingent upon, among other things, negotiation of final agreements and receipt of requisite approvals from the applicable political and regulatory bodies. Excluding amounts spent for the purchases of businesses, CGP LLC's capital spending for the three months ended March 31, 2015 and 2014 was $63.2 million and $89.8 million, respectively. The majority of the 2015 capital spending related to the continued renovation of The LINQ Hotel & Casino. The majority of the 2014 capital spending related to Horseshoe Baltimore which opened in August 2014, The Cromwell which was completed and reopened in the second quarter of 2014, and the renovation of The LINQ Hotel & Casino. The LINQ Hotel & Casino began opening a portion of the Phase II renovated rooms. The renovation was fully completed in early May 2015.
Liquidity
CGP LLC's primary sources of liquidity include currently available cash and cash equivalents, cash flows generated from its operations and borrowings under the CGPH Term Loan as defined below. CGP LLC's cash and cash equivalents, excluding restricted cash, totaled $844.7 million and $944.1 million for the periods ending March 31, 2015 and December 31, 2014, respectively. Of total cash and cash equivalents, Caesars Interactive Entertainment, Inc. ("Caesars Interactive" or "CIE") had $33.6 million and $92.1 million in foreign subsidiaries at March 31, 2015 and December 31, 2014, respectively. Caesars Interactive may use the cash in their respective subsidiaries outside the U.S. to repay debt payable to related parties, fund operations at these subsidiaries, pursue international acquisitions, or repatriate the cash to CGP LLC.
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
CGP LLC’s restricted cash totaled $24.4 million and $40.0 million as of March 31, 2015 and December 31, 2014, respectively. Restricted cash and cash equivalents include amounts restricted under the terms of the Baltimore Credit Facility and the Cromwell Credit Facility, as defined below. The classification of restricted cash between current and long-term is dependent upon the intended use of each particular reserve.
In March 2015, CGPH and its direct subsidiary, Caesars Growth Properties Finance, Inc. (“Finance” and each, an “Issuer” and together, the “Issuers”), each an indirect, wholly owned subsidiary of CGP LLC initiated an offer to exchange the 2022 notes (as defined below) and certain related guarantees in a private offering for a like aggregate amount of CGPH’s registered 9.375% Second-Priority Senior Secured Notes due 2022 and certain related guarantees (collectively refer to as the “Exchange Notes”). See Caesars Growth Properties Holdings Notes below. CGPH and Caesars Growth Properties Finance, Inc., issued $675.0 million aggregate principal amount of their 9.375% second-priority senior secured notes due 2022 pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee (the "Indenture"). On May 8, 2014, CGPH closed on $1.175 billion of term loans (the "CGPH Term Loan") pursuant to a credit agreement (as defined in Caesars Growth Properties Holdings Term Loan section below). As of March 31, 2015, CGPH had $661.1 million and $1,136.0 million in book value of indebtedness outstanding for the 2022 Notes and CGPH Term Loan, respectively. At December 31, 2014, the book value of indebtedness outstanding for the 2022 Notes and CGPH Term Loan was $660.7 million and $1,137.9 million, respectively. As of March 31, 2015, the assets of Harrah’s New Orleans, Bally’s Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for certain of CGPH’s outstanding debt securities.
In November 2012, The Cromwell entered into a $185.0 million, seven-year senior secured credit facility bearing interest at LIBOR plus 9.75% with a LIBOR floor of 1.25% to fund the renovation of the former Bill's Gamblin' Hall and Saloon into a boutique lifestyle hotel. As of March 31, 2015, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
As of both March 31, 2015 and December 31, 2014, CIE had $39.8 million of book value of indebtedness outstanding and payable to Caesars Entertainment. Horseshoe Baltimore had $324.7 million and $324.4 million for the respective periods, and The Cromwell had $179.6 million and $179.9 million, respectively, of book value of indebtedness outstanding and payable to third-party lenders for the same periods. Cash paid for interest for the three months ended March 31, 2015 and 2014 was $32.5 million and $19.5 million, respectively.
CGP LLC believes that its cash and cash equivalents balance and its cash flows from operations will be sufficient to meet its normal operating and debt service requirements during the next 12 months and the foreseeable future and to fund capital expenditures expected to be incurred in the normal course of business.
Intercreditor Agreement and Collateral Agreements
On May 20, 2014, US Bank National Association, as trustee under the 2022 Notes (in such capacity, the "Trustee"), entered into a second lien intercreditor agreement (the "Second Lien Intercreditor Agreement") with Credit Suisse AG, Cayman Islands Branch, as collateral agent under the First Lien Collateral Agreement (as defined below) (in such capacity, the "First Lien Collateral Agent") that establishes the subordination of the liens securing the 2022 Notes to the liens securing first priority lien obligations, including the $1.325 billion senior secured credit facilities (the "Senior Secured Credit Facilities"), which consist of the CGPH Term Loan and the Revolving Credit Facility, as defined below, and certain other matters relating to the administration of security interests.
On May 20, 2014, CGPH (the "Borrower") and certain wholly-owned subsidiary guarantors of CGPH (the “subsidiary guarantors”) and the First Lien Collateral Agent also entered into the collateral agreement (first lien) (the "First Lien Collateral Agreement") and other security documents defining the terms of the security interests that secure the Senior Secured Credit Facilities, the related guarantees and Other First Priority Lien Obligations (as defined therein). These security interests will secure the payment and performance when due of all of the obligations of the Borrower and the subsidiary guarantors under the Senior Secured Credit Facilities, the related guarantees and the security documents.
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
Capital Resources
The following table presents CGP LLC's outstanding third-party debt as of March 31, 2015 and December 31, 2014.

	Final	Interest Rates at	Face Value at	Book Value at
(In millions)	Maturity	March 31, 2015	March 31, 2015	March 31, 2015	December 31, 2014
Secured debt
Caesars Growth Properties Holdings Term Loan	2021	6.25%	$1,166.2	$1,136.0	$1,137.9
Caesars Growth Properties Holdings Notes	2022	9.375%	675.0	661.1	660.7
Horseshoe Baltimore Credit and FF&E Facilities	2019 - 2020	8.25% - 8.75%	330.0	321.1	320.8
Cromwell Credit Facility	2019	11.00%	184.1	179.6	179.9
Capital lease obligations	2015 - 2017	various	3.1	3.1	3.9
Other financing obligations	2018	8.00%	4.7	3.6	3.6
Unsecured debt
Special Improvement District Bonds	2037	5.30%	14.1	14.1	14.5
Other financing obligations	2016	various	4.0	4.0	4.5
Total debt			2,381.2	2,322.6	2,325.8
Current portion of total debt			(24.0)	(24.0)	(19.6)
Long-term debt			$2,357.2	$2,298.6	$2,306.2
Caesars Growth Properties Holdings Term Facility
The purchase price of the acquisition of The Cromwell, The LINQ Hotel & Casino, Bally’s Las Vegas, 50% of the ongoing management fees and any termination fees payable for each of these properties, and certain intellectual property that is specific to each of these properties was funded by CGPH with cash on hand contributed by CGP LLC and the proceeds of

$700.0 million of term loans (the "First Closing Term Loan"). CGPH closed on the First Closing Term Loan on May 5, 2014. CGPH repaid in full the First Closing Term Loan in May 2014 as discussed in Escrow Release below.
Caesars Growth Properties Holdings Term Loan
On May 8, 2014, CGPH closed on the $1.175 billion term loan pursuant to a First Lien Credit Agreement among Caesars Growth Properties Parent, LLC ("Parent"), the Borrower, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (the "Administrative Agent"), and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., UBS Securities LLC, J.P Morgan Securities LLC, Morgan Stanley & Co. LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as Co-Lead Arrangers and Bookrunners (the "Credit Agreement"). The Credit Agreement also provides for a $150.0 million revolving credit agreement (the "Revolving Credit Facility"), which was undrawn at the closing of the CGPH Term Loan. As of March 31, 2015, no borrowings were outstanding under the Revolving Credit Facility, respectively, and $0.1 million is committed to outstanding letters of credit. CGPH used $476.9 million of the net proceeds from the CGPH Term Loan to repay all amounts outstanding under the Planet Hollywood Loan Agreement (as defined below) and recognized $23.8 million loss on early extinguishment of debt. The proceeds were also used to fund the Asset Purchase Transaction.
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
Borrowings under the CGPH Term Loan bear interest at a rate equal to, at the Borrower’s option, either (a) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a floor of 1.00% in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by the administrative agent under the Credit Agreement and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be 5.25% per annum for LIBOR Loans and 4.25% per annum for base rate loans, subject to step downs with respect to the revolving loans based on CGPH’s senior secured leverage ratio. In addition, on a quarterly basis, CGPH is required to pay each lender under the Revolving Credit Facility a commitment fee in respect of any unused commitments under the Revolving Credit Facility, which is subject to a leverage based pricing grid. CGPH is also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the daily stated amount of such letter of credit.
As of March 31, 2015, the book value of the CGPH Term Loan was presented net of the unamortized discount of $30.2 million and the effective interest rate was 6.86%.
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
The CGPH Term Loan requires that CGPH maintains a senior secured leverage ratio ("SSLR") of no more than 6.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined ("CGPH Adjusted EBITDA"). As of March 31, 2015, CGPH's SSLR was 3.12 to 1.00.
As of March 31, 2015, the assets of Harrah’s New Orleans, Bally’s Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the CGPH Term Loan.
Caesars Growth Properties Holdings Notes
CGPH and Caesars Growth Properties Finance, Inc. issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 ("2022 Notes") pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee. The Issuers deposited the gross proceeds of the offering of the 2022 Notes, together with additional amounts necessary to redeem the 2022 Notes, if applicable, into a segregated escrow account until the escrow conditions were satisfied on May 20, 2014.
As of March 31, 2015, the book value of the 2022 Notes was presented net of the unamortized discount of $13.9 million and the effective interest rate was 9.84%.
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
As of March 31, 2015, the assets of Harrah’s New Orleans, Bally’s Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the 2022 Notes.
Registration Rights Agreement. In connection with the issuance of the 2022 Notes, the Issuers are subject to a registration rights agreement that required the Company to use its commercially reasonable efforts to prepare, to cause to be filed with the SEC, and to become effective on or prior to April 17, 2015, a registration statement with respect to the 2022 Notes, which were originally issued pursuant to Rule 144A of the Securities Act of 1933, as amended.
Accordingly, CGPH filed a registration statement on Form S-4 (the "Registration Statement") on March 30, 2015. As of April 17, 2015, the Registration Statement was not yet declared effective and therefore, CGPH began to incur additional interest on the 2022 Notes of 0.25% annually beginning April 18, 2015. The annual interest rate on the 2022 Notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.0% per year. If the registration default is corrected, the interest rate of the 2022 Notes will revert to the original level.
Planet Hollywood Amended and Restated Loan Agreement
In connection with the 2010 acquisition of Planet Hollywood and the related assumption of debt, Planet Hollywood entered into the Amended and Restated Loan Agreement (the "Planet Hollywood Loan Agreement") with Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2007- TFL2. On October 26, 2011, Planet Hollywood exercised its option to extend the Planet Hollywood senior secured loan to 2013. On December 5, 2013 the loan maturity was again extended to April 2015. This loan was secured by the assets of PHWLV, LLC ("PHWLV").
In May 2014, the $476.9 million senior secured term loan of PHWLV was paid in full. CGP LLC recognized a $23.8 million loss on extinguishment of the Planet Hollywood senior secured loan.
Horseshoe Baltimore Credit and FF&E Facilities
CBAC, a joint venture among Caesars Baltimore Investment Company, LLC, Rock Gaming Mothership LLC, CVPR Gaming Holdings, LLC, STRON-MD Limited Partnership and PRT Two, LLC, entered into the Baltimore Credit Facility in July 2013 in order to finance the acquisition of land in Baltimore, Maryland and the construction of the Horseshoe Baltimore and a parking garage (collectively, the "Baltimore Development"). The Baltimore Credit Facility provides for (i) a $300.0 million senior secured term facility with a seven-year maturity, which is comprised of a $225.0 million facility that was funded on July 2, 2013 upon the closing of the Baltimore Credit Facility, a $37.5 million delayed draw facility available from the closing of the Baltimore Credit Facility that was fully drawn in June 2014 and a $37.5 million delayed draw facility that was drawn by $10.0 million in September 2014, $17.0 million in October 2014 and $10.5 million in November 2014 and (ii) a $10.0 million senior secured revolving facility with a five-year maturity that remained undrawn at March 31, 2015. The Baltimore Credit Facility is secured by substantially all material assets of CBAC and its wholly-owned domestic subsidiaries.
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

As of March 31, 2015, the book value of the Baltimore Credit Facility was presented net of the unamortized discount of $8.9 million and the effective interest rate was 9.77%.
In connection with the foregoing, Caesars Baltimore Investment Company, LLC and the other joint venture partners each provide, on a several and not joint basis, a completion guarantee with respect to the Baltimore Development, which guarantees completion of the construction of the Baltimore Development, availability of contemplated working capital and the discharge, bonding or insuring over of certain liens in connection with the Baltimore Development. The maximum liability of Caesars Baltimore Investment Company, LLC under its completion guarantee at March 31, 2015 and December 31, 2014 representing fair value was approximately $9.1 million. The guarantee is recorded as Payables to related parties and Restricted cash on the Consolidated Condensed Balance Sheets of CGP LLC. As of March 31, 2015, the assets of Horseshoe Baltimore were pledged as collateral for the Baltimore Credit Facility.
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
The Baltimore Credit Facility contains customary negative covenants, subject to certain exceptions, restricting or limiting the ability of CBAC to, among other things, dispose of its assets and change its business or ownership, consummate mergers or acquisitions, make dividends, stock repurchases and optional redemptions of subordinated debt, incur debt and issue preferred stock, make loans and investments, create liens on its assets and enter into transactions with affiliates. In addition, the Baltimore Credit Facility includes a covenant prohibiting the senior secured leverage ratio from exceeding 7.5 to 1.0 for the first three quarters, 6.0 to 1.0 for the next four quarters and 4.75 to 1.0 for the remainder of the agreement beginning two quarters after the commencement of operations of the Baltimore Development. Commencement of operations is defined to occur once all unconditional waivers of lien are received, which had not occurred as of March 31, 2015.
Concurrently with the closing of the Baltimore Credit Facility, CBAC entered into an equipment financing term loan facility for up to $30.0 million (the "Baltimore FF&E Facility"). Under the Baltimore FF&E Facility, CBAC may use funds from the facility to finance or reimburse the purchase price and certain related costs of furniture, furnishings and equipment to be used in the Baltimore Development. Proceeds of the Baltimore FF&E Facility will also be available to refinance the purchase price of FF&E purchased with other amounts available to CBAC. The Baltimore FF&E Facility will mature in 2019. The Company drew down $20.0 million from this facility in November 2014 and the remaining $10.0 million in December 2014.
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
Management believes that CGP LLC is in compliance with the Baltimore Credit Facility and Baltimore FF&E Facility covenants as of March 31, 2015.
Cromwell Credit Facility
In November 2012, Corner Investment Propco, LLC ("PropCo"), a wholly-owned subsidiary of The Cromwell, entered into the Cromwell Credit Facility to fund the renovation of the former Bill's Gamblin' Hall and Saloon into a boutique lifestyle hotel, rebranded as The Cromwell. The renovation included a complete remodeling of the guest rooms, casino floor, and common areas, the addition of a second floor restaurant, and the construction of an approximately 65,000 square foot rooftop pool and dayclub/nightclub. The Cromwell owns the property and the dayclub/nightclub is leased to a third party. The proceeds of the Cromwell Credit Facility were funded during the fourth quarter of 2012 and are included as Restricted cash on the Consolidated Condensed Balance Sheets until drawn to pay for costs incurred in the renovation. The Cromwell’s gaming floor opened on April 21, 2014 and its 188 hotel rooms became available to guests starting on May 21, 2014.
As of March 31, 2015, the book value of the Cromwell Credit Facility was presented net of the unamortized discount of $4.5 million and the effective interest rate was 11.90%.
The Cromwell Credit Facility also contains certain affirmative and negative covenants and requires PropCo to maintain, for each of the second and third full fiscal quarters following the renovated project's opening date, at least $7.5 million in consolidated EBITDA from PropCo, including the third-party leased dayclub/nightclub operations (the "Consolidated PropCo EBITDA"). In addition, beginning in the second quarter of 2015 and continuing through the first quarter of 2016, the Cromwell Credit Facility also requires PropCo to maintain a SSLR of no more than 5.25 to 1.00, which is the ratio of PropCo's first lien senior secured net debt to Consolidated Cromwell EBITDA. The SSLR from the second quarter of 2016 through the first quarter of 2017 may not exceed 5.00 to 1.00. The SSLR beginning in the second quarter of 2017 and for each fiscal quarter thereafter may not exceed 4.75 to 1.00.
During the quarters ended March 31, 2015 and December 31, 2014, PropCo failed to meet the covenant of achieving Consolidated PropCo EBITDA of at least $7.5 million. The Cromwell Credit Facility allows CGP LLC to cure this covenant by making a cash cure payment which was made on March 31, 2015 during the permitted cure period for the quarter ended December 31, 2014. CGP LLC intends to make the cash cure payment for failing to meet the covenant for the three months ended March 31, 2015 during the second quarter of 2015. The Cromwell Credit Facility allows this right to cure provided that (i) in each eight-fiscal-quarter period there shall be no more than five fiscal quarters in which the cure right is exercised and (ii) the cure right may not be exercised in any fiscal quarter that immediately follows two consecutive fiscal quarters in which it was exercised.
As of March 31, 2015, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
The Cromwell and Harrah's New Orleans Promissory Notes
In November 2013, The Cromwell entered into a $15.5 million unsecured promissory note, payable to Caesars Entertainment and bearing interest at 11%. Interest was to be accrued semi-annually in June and December. There were no financial covenants required under the note.
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
Capital Leases
CGP LLC has entered into multiple capital leases for gaming and wireless internet equipment. The assets related to these capital leases were included in Land, property and equipment, net in CGP LLC's Consolidated Condensed Balance Sheets. The leases had an outstanding liability balance of $3.1 million and $3.9 million as of March 31, 2015 and December 31, 2014, respectively.
Special Improvement District Bonds
In 2008, Bally's Las Vegas entered into a District Financing Agreement with the Clark County, Nevada (“County”). In accordance with the agreement, the County issued Special Improvement District Bonds to finance land improvements at Bally's Las Vegas and at an affiliate casino property, Caesars Palace. Of the total bonds issued by the County, $16.5 million was related to Bally's Las Vegas. These bonds bear interest at 5.30%, have principal and interest payments on June 1st of every year and interest only payments on December 1st of every year. The Special Improvement District Bonds mature on August 1, 2037.
Financing Obligations
During 2013, CGP LLC entered into multiple finance agreements for a total of $7.2 million for gaming equipment. The assets related to these agreements are included in Land, property and equipment, net of accumulated depreciation in the accompanying Consolidated Condensed Balance Sheets.
CIE Credit Facility
Caesars Interactive has entered into Credit Facility whereby Caesars Entertainment provided to Caesars Interactive unsecured intercompany loans as requested by CIE and approved by Caesars Entertainment on an individual transaction basis. No principal payments are required on the unsecured intercompany loans until their maturity date of November 29, 2016. The unsecured intercompany loans bear interest on the unpaid principal amounts at a rate per annum equal to LIBOR plus 5%. This credit facility does not have any restrictive or affirmative covenants. The outstanding balance on the Credit Facility was $39.8 million as of both March 31, 2015 and December 31, 2014.
Escrow Release
In May 2014, CGPH repaid in full the $700.0 million First Closing Term Loan and the $476.9 million senior secured term loan of PHWLV. The purchase price of the Harrah's Transaction and the repayment of the debt noted in the prior sentence were funded by the Borrower with the proceeds of the 2022 Notes and CGPH Term Loan of the Borrower, which were previously held in escrow.

The Issuers were, prior to the release of such proceeds from escrow, not in compliance with the covenant in the indenture governing the 2022 Notes stating that they will not own, hold or otherwise have any interest in any assets other than the escrow account and cash or cash equivalents prior to the expiration of the escrow period as defined in the indenture governing the 2022 Notes. Upon the release of the proceeds of the 2022 Notes from escrow, the Issuers cured such default.
Contingently Issuable Non-voting Membership Units
Pursuant to the terms of the CGP Operating Agreement, in conjunction with CGP LLC's acquisition of CIE from Caesars Entertainment, CGP LLC is obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from a specified portion of CIE's social and mobile games business exceeds a predetermined threshold amount in 2015. The number of units to be issued is capped at a value of $225 million divided by the value of the non-voting units on October 21, 2013. On October 21, 2013, CGP LLC recorded a liability of $167.8 million representing the estimated fair value of additional non-voting membership units contingently issuable to Caesars Entertainment in 2016. The contingently issuable non-voting membership units' fair value is based upon a multiple of EBITDA for a specified portion of CIE's social and mobile games earnings for the calendar year 2015 in excess of a predetermined threshold and includes a maximum payout threshold. The estimated fair value of the contingently issuable non-voting membership units at March 31, 2015 and December 31, 2014 was $227.7 million and $345.2 million, respectively. Change in fair value for the three months ended March 31, 2015 and 2014 was $117.5 million and $76.1 million, respectively, which is reported within the CGP LLC Combined and Consolidated Condensed Statements of Operations.
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
Other Obligations and Commitments
The table below summarizes CGP LLC's debt and related interest obligations as of March 31, 2015.

	Payments Due by Period
(In millions)	Total	Remainder of 2015	1-3 years	4-5 years	After 5 years
Debt payable to third parties, face value (1)	$2,381.2	$17.4	$86.3	$491.8	$1,785.7
Debt payable to related parties, face value	39.8	—	39.8	—	—
Estimated interest payments to third parties (2)	1,251.2	156.1	576.2	367.9	151.0
Estimated interest payments to related parties (2)	3.9	1.6	2.3	—	—
_________________________
(1) Includes a capital lease obligation of $3.1 million.
(2) Estimated interest for variable rate debt included in this table is based on rates at March 31, 2015.
Off-Balance Sheet Arrangements
CGP LLC did not have any off-balance sheet arrangements at March 31, 2015 or December 31, 2014.

Recent Accounting Pronouncements
In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. We are currently assessing the impact the adoption of this standard will have on our balance sheet and disclosures.
The information regarding additional recent accounting pronouncements is included in Recently Issued Accounting Pronouncements in Note 1 — Description of Business and Basis of Presentation.
Recent Development for CGP LLC
In January 2015, the New Orleans City Council passed a ban that prohibits smoking in local bars, restaurants and casinos in the city, which includes Harrah’s New Orleans. The smoking ban went into effect on April 22, 2015.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q contains or may contain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," or "pursue," or the negative of these words or other words or expressions of similar meaning that may identify forward-looking statements and are found at various places throughout this Form 10-Q. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, and future financial results, wherever they occur in this Form 10-Q, are based on our current expectations about future events and are estimates reflecting the best judgment of CAC and CGP LLC’s management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.
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

•	the effects of a default by Caesars Entertainment or CEOC on certain debt obligations;

•	Caesars Entertainment's interests may conflict with CAC and CGP LLC’s interests and Caesars Entertainment may possibly keep all potential development opportunities for itself;

•	the adverse effects due to the bankruptcy filing of CEOC and certain of its subsidiaries;

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

•
CGP LLC's ability to realize the anticipated benefits of current or potential future acquisitions, including the transactions associated with the October 21, 2013 joint venture between subsidiaries of Caesars Entertainment and CAC, and the ability to timely and cost-effectively integrate assets, including the properties acquired in connection with the May 2014 asset purchase transactions, and companies that CGP LLC acquires into its operations;

•	the effect of any lawsuits against CAC, CGP LLC or CGPH related to the Transactions, the Merger Transaction and the Asset Purchase Transactions;

•	the Proposed Merger may not be consummated on the terms contemplated or at all;

•	the adverse effects of extensive governmental regulation and taxation policies, which are applicable to CGP LLC, are enforced;

•	the effects of local and national economic, credit and capital market conditions on the economy in general, and on the gaming industry in particular;

•	the sensitivity of CGP LLC's business to reductions in discretionary consumer spending;

•	the rapidly growing and changing industry in which CGP LLC operates, such as CIE's social and mobile games business and internet gaming business;

•	any failure to protect CGP LLC’s trademarks or other intellectual property, such as CIE's ownership of the WSOP trademark;

•	abnormal gaming holds ("gaming hold" is the amount of money that is retained by the casino from wagers by customers);

•	the effects of competition, including locations of competitors and operating and market competition, particularly the intense competition CGP LLC’s casino properties face in their respective markets;

•	the uncertainty surrounding whether CIE’s games, such as Slotomania, will retain their popularity;

•	CIE's reliance on a small portion of its total players for nearly all of its revenue from its social and mobile games;

•	CAC's ability to expand into international markets in light of additional business, regulatory, operational, financial and economic risks associated with such expansion;

•
evolving regulations concerning the social and mobile games industry as well as data privacy, including, but not limited to, the effect of U.S. and foreign laws, some of which are unsettled and still developing;

•	the low barriers to entry and intense competition of the social and mobile games industry could have adverse effect on CIE and CGP LLC;

•	evolving U.S. and foreign laws could subject CIE to claims and prevent CIE from providing its current games to players or the ability to modify its games;

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
Market Risks Related to Investments
CAC's primary exposure to market risk is related to concentration of credit risk associated with its investments in debt securities which are included as a component of equity in our Condensed Balance Sheets as these investments are not diversified across industries or companies.
CAC does not purchase or hold any derivative financial instruments for hedging or trading purposes.
CAESARS GROWTH PARTNERS, LLC
Market Risks Related to Debt
Planet Hollywood has an interest rate cap agreement for a notional amount of $501.4 million at a LIBOR cap rate of 7.0%, which matured on April 9, 2015.
Assuming a constant outstanding balance for our variable rate debt with both third parties and with related parties, a hypothetical 1.0% increase in interest rates would increase interest expense for the next twelve months by $3.4 million. At March 31, 2015, the weighted average USD LIBOR rate on our variable rate debt was 0.25%. A hypothetical reduction of this rate to 0.0% would decrease interest expense for the next twelve months by $0.1 million.
CGP LLC does not purchase or hold any derivative financial instruments for trading purposes.
As of March 31, 2015, our third party long-term variable rate debt reflects borrowings under our Credit Facilities provided to us by a consortium of banks with a total capacity of $1,840.3 million. The interest rates charged on borrowings under these facilities are a function of LIBOR. As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes.
Debt covenant compliance is disclosed in the Liquidity and Capital Resources section above.
Market Risks Related to Foreign Currency
CGP LLC’s foreign currency risk primarily relates to social and mobile games revenue generated outside of the United States with cash denominated in foreign currencies. As of March 31, 2015, CGP LLC has operations in Argentina, Belarus, Canada, Israel, Japan, Romania, Ukraine, and the United Kingdom. Approximately 37.0% and 39.1% of CIE’s respective first quarter 2015 and 2014 social and mobile games revenue is generated outside of the United States. Approximately 0.8% and 3.0% of CGP LLC’s Cash and cash equivalents balance is denominated in currencies other than the U.S. Dollar as of March 31, 2015 and December 31, 2014, respectively.
For the three months ended March 31, 2015 and 2014, CGP LLC recognized a loss of $0.9 million and $0.3 million in each period related to transactions denominated in foreign currencies. This loss is primarily associated with the strength of the US Dollar against multiple currencies held at CIE's foreign subsidiaries during the quarter ended March 31, 2015 and 2014.
The SEC staff has indicated that the Belarus economy should be treated as highly inflationary as defined under GAAP. While we have operations in Belarus, we do not consider them to be material to our financial results.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2015. Based on that evaluation and considering the material weaknesses in internal control over financial reporting reported in Part II, Item 9A of the Annual Report on Form 10-K for the year ended December 31, 2014, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2015.
In light of the material weaknesses as of March 31, 2015, prior to the filing of this Form 10-Q for the period ended March 31, 2015, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
The changes in the Company’s internal control over financial reporting during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, are discussed below.
Previously Identified Material Weaknesses
As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, management identified the following material weaknesses in internal control over financial reporting related to its risk assessment process for non-gaming activities which did not adequately assess risk at an appropriate level of detail to allow for (i) the design of controls with the appropriate precision and responsiveness to address those risks, (ii) the design of controls to validate the completeness and accuracy of underlying data used in the performance of controls over the determination of significant estimates, accounting transactions and disclosures, (iii) the timely and effective implementation of controls, including evidence of operating effectiveness, and (iv) effective monitoring of the controls. Accordingly, a reasonable possibility exists that material misstatements in the Company’s financial statements will not be prevented or detected on a timely basis.
We are engaged in various stages of remedial actions to address the material weaknesses described above. We are using both internal and external resources to assist in the following actions:

•
Reviewing the accounting and financial assurance organizations to ensure an appropriate organization and skills to sustain the remedial actions. This includes performing training to enhance knowledge and skills of the finance team and hiring of additional skilled resources, as appropriate.

•
Enhancing the Company’s SOX monitoring program including an enhanced documented risk assessment process to identify the appropriate in scope balances and related controls, computer systems, and applications.

•
Performing a comprehensive review of the Company’s accounting processes including controls to ensure the processes and controls are adequately designed, clearly documented and appropriately communicated to enhance control ownership throughout the finance organization.

•
Evaluating and designing of controls to address the completeness and accuracy of data used to support key estimations, accounting transactions and disclosures, primarily associated with spreadsheets and other key reports.

•	Implementing new systems and tools to automate manual processes, to document and monitor adherence to standardized processes and controls.

•	Reviewing and updating accounting policies to ensure they address the Company’s current environment.
The Company believes the remedial actions described above have strengthened the Company's internal control over financial reporting and will remediate the material weaknesses identified. However, as of March 31, 2015, these remediation measures are ongoing and had not been in operation long enough to measure their operating effectiveness in order to conclude that the identified material weaknesses were fully remediated. The Company will continue to monitor the effectiveness of these remediation activities and expects to make further changes to improve its internal control over financial reporting.

PART II
Item 1. Legal Proceedings
From time to time, CAC or CGP LLC may be subject to legal proceedings and claims in the ordinary course of business.
Horseshoe Baltimore
Multiple lawsuits have been filed against CBAC Gaming, LLC ("CBAC Gaming") and CBAC Borrower, LLC ("CBAC Borrower"), the City of Baltimore, the Maryland Department of the Environment (“MDE”) and other parties in relation to the location and the development of Horseshoe Baltimore. These cases allege violations of various environmental laws, violations of zoning laws and public nuisance, among other claims.
In November 2012, the MDE granted approval of the Maryland Joint Venture’s amended response action plan ("RAP") under MDE’s Voluntary Cleanup Program that named the Maryland Joint Venture, rather than the City of Baltimore, as the party that will implement the RAP and redevelop the location of Horseshoe Baltimore. On February 20, 2013, a group of local residents working with the non-profit Inner Harbor Stewardship Foundation (the "Foundation") filed a complaint in the Maryland Circuit Court challenging the legality of the MDE’s approval of the amended RAP. In the case, known as Ruth Sherrill, et al. v. State of Maryland Department of the Environment, et al., the plaintiffs claimed that the amended RAP was approved without complying with the public notice and participation requirements of Maryland law. The plaintiffs sought additional public notice and participation, and to obtain an injunction on, among other things, any construction activities at the site pending the resolution of the case. On March 14, 2013, the court denied the plaintiffs’ motion for a Temporary Restraining Order and Preliminary Injunction ("TRO"). The plaintiffs’ appeal of the TRO ruling was dismissed. On April 22, 2013, the plaintiffs filed an amended complaint adding a public nuisance claim to their original complaint. The defendants filed motions to dismiss the plaintiffs’ amended complaint and a hearing was held on June 14, 2013. The amended complaint was dismissed on November 6, 2013. The plaintiffs filed a notice of appeal on December 6, 2013 and oral argument occurred on October 3, 2014. No decision has been issued from the appellate court.
The plaintiffs issued a notice of intent to file a citizen suit under 42 U.S.C. §§ 6972(a)(1)(A) and (a)(1)(B) of the Resource Conservation and Recovery Act. This notice of intent indicated an intention to sue CBAC, the City of Baltimore, Whiting-Turner, the general contractor for the construction of the Horseshoe Baltimore Casino, and the Maryland Chemical Company, the former owner and operator of the site. The citizen suit was filed on September 19, 2013, but did not name Whiting-Turner. The defendants filed motions to dismiss on October 15, 2013 for lack of subject matter jurisdiction and failure to state a claim to which plaintiffs responded on November 1, 2013. The motions to dismiss were granted on July 16, 2014. An appeal was noted on August 13, 2014. Oral argument before the 4th Circuit occurred on March 25, 2015. To date, no decision has been issued from the appellate court.
The decision of the Board of Municipal Zoning Appeals to grant variances for the site for Horseshoe Baltimore was appealed by separate parties on the basis of alleged procedural irregularities. The appeals were dismissed for lack of standing on October 11, 2013 and no appeal of that decision was timely filed.
On August 1, 2013, ten individuals claiming to represent a class of similarly situated individuals filed a complaint in the U.S. District Court for the Northern District of Maryland against the Maryland Department of the Environment, the City of Baltimore, the U.S. Environmental Protection Agency, CBAC Gaming, LLC ("CBAC Gaming"), Whiting-Turner Contracting Company and Urban Green Environmental, LLC. The 11 count complaint alleged that the RAP for the location of Horseshoe Baltimore is inadequate and approved without appropriate public participation. The plaintiffs seek declaratory and injunctive relief, compensatory and punitive damages, and claim violations of civil rights laws and the Clean Water Act, civil conspiracy, and a variety of torts. The plaintiffs also sought a temporary restraining order, which the District Court denied on August 9, 2013. The plaintiffs amended their complaint on November 15, 2013 and again on December 26, 2013, adding 44 new plaintiffs and naming MDE, the Secretary of MDE, the City of Baltimore, the Mayor of the City of Baltimore, the Baltimore Development Corporation, and CBAC Gaming and CBAC Borrower LLC ("CBAC Borrower") as defendants. The defendants filed motions to dismiss on January 27, 2014 and the plaintiffs filed their oppositions on February 28, 2014. The case was dismissed on May 16, 2014 and no appeal was filed.
From time to time, the City of Baltimore may be subject to legal proceedings asserting claims related to the site. CBAC and CGP LLC have not been named as parties to these proceedings.
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
The Company believes that the claims and demands described above against CBAC and CBAC Gaming are without merit and intend to defend ourselves vigorously. At the present time, we believe it is not probable that a material loss will result from the outcome of these matters. We cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should these matters ultimately be resolved against us, due to the inherent uncertainty of litigation and, in some cases, the stage of the related litigation. Although CAC and CGP LLC believe that they have adequate defenses to these claims, an adverse judgment could result in additional costs or injunctions.
CAC-CEC Proposed Merger
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the “Nevada Lawsuit”) in the Clark County District Court in the State of Nevada against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan, and David Sambur (the individual defendants collectively, the “CAC Directors”). The Nevada Lawsuit alleges claims for breach of fiduciary duty against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) a declaration that the claim for breach of fiduciary duty is a proper class action claim; (2) to order the CAC Directors to fulfill their fiduciary duties to CAC in connection with the Proposed Merger, specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors’ personal interests and their fiduciary duties to maximize shareholder value in the Proposed Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (3) to order the CAC Directors to account for all damages suffered or to be suffered by the plaintiff and the putative class as a result of the Proposed Merger; and (4) to award the plaintiff for his costs and attorneys’ fees. It is unclear whether the Nevada Lawsuit also seeks to enjoin the Proposed Merger. CAC and the CAC Directors believe this lawsuit is without merit and will defend themselves vigorously. The deadline to respond to the Nevada Lawsuit has been indefinitely extended by agreement of the parties.
On April 20, 2015, the Company received a demand for production of the Company's books and records pursuant to Section 220 of the Delaware General Corporation Law on behalf of a purported stockholder. The alleged purpose of the demand is to investigate potential misconduct and breaches of fiduciary duties by the Company's directors and explore certain remedial measures in connection with the Proposed Merger. The Company has exchanged correspondence with the purported stockholder’s counsel indicating that the Company is reviewing the demand and will produce documents as required by Section 220.
CEOC Bondholder Litigation
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, the Company, Caesars Entertainment Resort Properties, LLC (“CERP”), CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys’ fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, the motion was argued in December 2014, and was denied in March 2015. During the pendency of its Chapter 11 bankruptcy proceeding, the action has been automatically stayed with respect to CEOC. On March 12, 2015, CEOC filed an adversary proceeding requesting the bankruptcy court to issue an order staying this case as to all claims against all defendants, including CAC and CGP LLC. Plaintiffs advised the judge presiding over the CEOC bankruptcy proceeding that they would not pursue in this litigation claims against the defendants, with the exception of those claims alleging that CEC remains liable under the parent guarantee formerly applicable to the Notes.
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
On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Unsecured Note Lawsuits") have been assigned to the same judge. Although the claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceeding, the court denied a motion to dismiss both lawsuits with respect to CEC and discovery has begun with respect to the plaintiffs' claims against CEC. CAC and CGP LLC are not parties to these lawsuits. On March 12, 2015, CEOC filed an adversary proceeding requesting the bankruptcy court to issue an order staying this case as to all claims against all defendants.
On November 25, 2014, UMB Bank, as successor indenture trustee for CEOC's 8.5% senior secured notes due 2020, filed a verified complaint ("the "First Lien Lawsuit") in Delaware Chancery Court against CEC, CEOC, CERP, the Company, CGP LLC, CES, and against an individual, and past and present members of the CEC and CEOC Boards of Directors, Gary Loveman, Jeffrey Benjamin, David Bonderman, Kelvin Davis, Eric Press, Marc Rowan, David Sambur, Eric Hession, Donald Colvin, Fred Kleisner, Lynn Swann, Chris Williams, Jeffrey Housenbold, Michael Cohen, Ronen Stauber, and Steven Winograd, alleging generally that defendants have improperly stripped CEOC of prized assets, have wrongfully affected a release of a CEC parental guarantee of CEOC debt and have committed other wrongs. Among other things, UMB Bank has asked the court to appoint a receiver over CEOC. In addition, the First Lien Lawsuit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary and equitable as well as declaratory relief. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. All of the defendants have moved to dismiss the lawsuit, and that motion has been fully briefed. In addition, this lawsuit has been automatically stayed with respect to CEOC during the Chapter 11 process and, pursuant to the Third Amended and Restated Restructuring Support and Forbearance Agreement, dated as of January 14, 2015 (the “RSA”), has been subject to a consensual stay for all. The consensual stay will expire upon the termination of the RSA.
On February 13, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the “February 13 Notice”) from Wilmington Savings Fund Society, FSB, in its capacity as successor Trustee for CEOC’s 10.00% Second-Priority Notes. The February 13 Notice alleges that CEOC’s commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 10.00% Second-Priority Notes; that all amounts due and owing on the 10.00% Second-Priority Notes therefore immediately became payable; and that Caesars Entertainment is responsible for paying CEOC’s obligations on the 10.00% Second-Priority Notes, including CEOC’s obligation to timely pay all principal, interest, and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 13 Notice alleges is still binding. The February 13 Notice accordingly demands that Caesars Entertainment immediately pay Wilmington Savings Fund Society, FSB, cash in an amount of not less than $3.7 billion, plus accrued and unpaid interest (including without limitation the $184 million interest payment due December 15, 2014 that CEOC elected not to pay) and accrued and unpaid attorneys’ fees and other expenses. The February 13 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this lawsuit.
On February 18, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the “February 18 Notice”) from BOKF, N.A., in its capacity as successor Trustee for CEOC’s 12.75% Second-Priority Senior Secured Notes due 2018 (the “12.75% Second-Priority Notes”). The February 18 Notice alleges that CEOC's commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 12.75% Second-Priority Notes; that all amounts due and owing on the 12.75% Second-Priority Notes therefore immediately became payable; and that CEC is responsible for paying CEOC’s obligations on the 12.75% Second-Priority Notes, including CEOC’s obligation to timely pay all principal, interest and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 18 Notice alleges is still binding. The February 18 Notice therefore demands that CEC immediately pay BOKF, N.A., cash in an amount of not less than $750 million, plus accrued and unpaid interest, accrued and unpaid attorneys’ fees, and other expenses. The February 18 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this lawsuit.
In accordance with the terms of the applicable indentures and as previously disclosed Caesars Entertainment believes that it is not subject to the above-described guarantees. As a result, Caesars Entertainment believe the demands for payment are meritless.
On March 3, 2015, BOKF, N.A. filed a lawsuit (the "BOKF Lawsuit") against CEC in the United States District Court for the Southern District of New York in its capacity as successor indenture trustee for CEOC’s 12.75% Second-Priority Notes. The plaintiff alleges that CEOC’s filing of a voluntary Chapter 11 bankruptcy petition on January 15, 2015 constituted an event of default under the relevant indenture that caused all principal and interest owed on the 12.75% Second-Priority Notes to become immediately due and payable; that a provision in the indenture pursuant to which CEC guaranteed CEOC’s obligations on the 12.75% Second-Priority Notes is valid, binding, and enforceable; and that CEC is indebted to BOKF, N.A. for all principal, interest, and other amounts due and owing on the 12.75% Second-Priority Notes. Based on these allegations, the plaintiff brings claims for the violation of the Trust Indenture Act of 1939, breach of contract, intentional interference with contractual relations, breach of the duty of good faith and fair dealing, and declaratory relief. CEC has not yet been served with process in this case. CAC and CGP LLC are not parties to this lawsuit. In March 2015, CEOC filed an adversary proceeding requesting the bankruptcy court to issue an order staying this case as to all claims against all defendants, CEC filed its answer to the complaint, and the parties are currently engaged in discovery.
We believe that the claims and demands described above against CAC and CGP LLC in the First Lien Lawsuit and Second Lien Lawsuit are without merit and intend to defend ourselves vigorously. For the First Lien Lawsuit and Second Lien Lawsuit, at the present time, we believe it is not probable that a material loss will result from the outcome of these matters. However, given the uncertainty of litigation, combined with the fact that the matters are each in their very preliminary stages and discovery has not yet progressed in any of them, we cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should the matters ultimately be resolved against us. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC, which we believe these matters would likely be long and protracted, and were a court to find in favor of the claimants in the First Lien Lawsuit or the Second Lien Lawsuit, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Prior to NRF’s vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreement in which the obligation to contribute to NRF exists. It is completely current with respect to pension contributions. Caesars Entertainment has opposed the NRF actions in the appropriate legal forums including in the CEOC bankruptcy proceeding. The parties entered into a Standstill Agreement in March 2015, setting a briefing schedule for both CEOC’s motion that NRF’s action violated the automatic stay and CEC’s motion to extend the stay to encompass NRF’s collection lawsuit against CEC.  All briefs are due by May 21, 2015, and a hearing is to be scheduled before the Bankruptcy Court on or about May 27, 2015.
Caesars Entertainment believes that its legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously. Because legal proceedings with respect to this matter are at the preliminary stages, we cannot currently provide assurance as to the ultimate outcome of the matters at issue.
Other Matters
In recent years, governmental authorities have been increasingly focused on anti-money laundering ("AML") policies and procedures, with a particular focus on the gaming industry. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. On October 11, 2013, a subsidiary of CEC received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury ("FinCEN"), stating that FinCEN is investigating CEOC’s subsidiary, Desert Palace, Inc. (the owner of Caesars Palace), for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. CEC responded to FinCEN's letter on January 13, 2014. Additionally, CEC has been informed that a federal grand jury investigation regarding CEC's anti-money laundering practices and procedures is ongoing. CEC is fully cooperating with both the FinCEN and grand jury investigations. Casino properties owned by subsidiaries of CGP LLC are managed by subsidiaries of CEC. Based on proceedings to date, the Company is currently unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any. Caesars Entertainment met with government representatives on April 29, 2015, and discussions with these representatives are continuing regarding these matters.
The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our financial position, results of operations, or cash flows, as we do not believe it is reasonably possible that we will incur material losses as a result of such litigation.
Item 1A. Risk Factors
Risks Related to the Pending Acquisition of the Company by Caesars Entertainment
We may not be able to consummate our recently announced acquisition by CEC in the anticipated timeframe, or at all.
As previously announced, on December 22, 2014, we entered into the Merger Agreement with CEC, pursuant to which, subject to satisfaction or waiver of certain conditions, CAC will merge with and into CEC, with CEC as the surviving company. There are a number of risks and uncertainties associated with the consummation of the Proposed Merger with CEC, and completion of the Proposed Merger is contingent upon customary closing conditions, including approval of the Merger Agreement by our stockholders as well as CEC’s stockholders and receipt of certain regulatory approvals. In addition to obtaining the stockholder approvals, consummation of the Proposed Merger is also subject to other conditions, including the CEOC restructuring plan having been confirmed by the bankruptcy court and minimum cash conditions for CGP LLC, as well as CEC and CERP. Failure to obtain the required approvals within the expected time frame, or having to make significant changes to the structure, terms, or conditions of the Proposed Merger to obtain such approvals, may result in a material delay in, or the abandonment of, the Proposed Merger. There can be no assurance that these conditions of the Proposed Merger will be satisfied.
Even if the CEOC restructuring plan is confirmed, under certain circumstances the Exchange Ratio may be adjusted or the Merger Agreement may be terminated.
We can therefore give you no assurance that the Proposed Merger will be consummated, in which case we would not realize the anticipated benefits of having completed the Proposed Merger, which may adversely affect us.
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
While the Proposed Merger with CEC is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.
We have experienced and, whether or not the pending Proposed Merger with CEC is completed, we may continue to experience disruption of our current plans and operations due to the pending Proposed Merger, which could have an adverse effect on our business and financial results. Our employees and other key personnel may have uncertainties about the effect of the pending Proposed Merger, and those uncertainties may impact our ability to retain, recruit and hire key personnel while the Proposed Merger is pending or if it is not consummated. To date, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Proposed Merger with CEC, and these fees and costs are payable by us whether or not the Proposed Merger is consummated. Furthermore, we cannot predict how our suppliers and customers will view or react to the Proposed Merger, and some may be hesitant to do business with us in light of uncertainties about our ability to perform due to the proposed acquisition of us by CEC. If we are unable to reassure our customers and suppliers to continue transacting business with us, whether or not the Proposed Merger is consummated, our financial results may be adversely affected.
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

and make certain capital expenditures. These restrictions, which could be in place for an extended period of time if the consummation of the Proposed Merger is delayed, could prevent us from pursuing otherwise attractive business opportunities, result in our inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm our business, financial results and operations.
In the event that the pending Proposed Merger with CEC is not completed, the trading price of our common stock and our future business and financial results may be negatively impacted.
As noted above, the conditions to the completion of the Proposed Merger with CEC may not be satisfied, and even if the CEOC restructuring plan is confirmed, under certain circumstances the Exchange Ratio may be adjusted or the Merger Agreement may be terminated. If the Proposed Merger with CEC is not completed for any reason, we would still be liable for significant transaction costs and the focus of our management would have been diverted from seeking other potential opportunities without realizing any benefits of the completed Proposed Merger. If we do not complete the Proposed Merger, certain litigation against us will remain outstanding and not be released. If we do not complete the Proposed Merger, the price of our common stock may decline significantly from the current market price, which may reflect a market assumption that the Proposed Merger will be completed.
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
We are subject to litigation initiated in connection with the Proposed Merger, which could be time consuming and divert the resources and the attention of management.
CAC and the individual members of our Board of Directors have been named as defendants in certain lawsuits relating to the Merger Agreement and the Proposed Merger, and may be named in additional lawsuits relating to the Merger Agreement and the Proposed Merger. The lawsuit filed to date generally alleges that the directors breached their fiduciary duties by engaging in a flawed sales process, by approving an inadequate price, and by agreeing to provisions that would allegedly preclude another interested buyer from making a financially superior proposal to acquire the company. The defense of any such lawsuits, and any additional lawsuits relating to the Merger Agreement and the Proposed Merger, may be expensive and may divert management's attention and resources, which could adversely affect our business results of operations and financial condition.
The Proposed Merger may be completed on terms different than those contained in the Merger Agreement.
Prior to the completion of the Proposed Merger, the parties may, by their mutual agreement, amend or alter the terms of the Merger Agreement, including with respect to, among other things, the merger consideration to be received by our stockholders or any covenants or agreements with respect to the parties’ respective operations pending completion of the Proposed Merger. In addition, either party may choose to waive certain requirements of the Merger Agreement, including some conditions to closing the Proposed Merger. Any such amendments, alterations or waivers may have negative consequences to the other parties or their respective stockholders, including the possibility that consideration paid in the Proposed Merger may be reduced.
Our stockholders cannot be certain of the date they will receive the merger consideration or of the aggregate value of the merger consideration they will receive.
The date that our stockholders will receive the merger consideration depends on the completion date of the Proposed Merger, which is uncertain. In no event will the Proposed Merger be completed later than August 6, 2016 unless CAC and CEC otherwise agree. The date that the Proposed Merger becomes effective may be later than the date of the special meeting of our stockholders to approve the Proposed Merger, and at the time of our special meeting, our stockholders will not know the exact market value of the CEC Common Stock that they will receive upon completion of the Proposed Merger. The dollar value of the consideration received by our stockholders will depend upon the market value of CEC Common Stock at the effective time of the Proposed Merger, and such dollar value may be different from, and lower than, the dollar value of the merger consideration today or the date of the special meeting of our stockholders to approve the Proposed Merger.
Furthermore, the Exchange Ratio fixed in the Merger Agreement is subject to adjustment during the Adjustment Period and may be adjusted for changes in the market price of either CAC Common Stock or CEC Common Stock. Accordingly, any

change in the price of CEC Common Stock prior to the Proposed Merger may affect the market value of the merger consideration that our stockholders will receive as a result of the Proposed Merger.

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
Pursuant to the CGP LLC Management Services Agreement, CEOC and its subsidiaries provide corporate services, back-office support and business advisory services to CAC and CGP LLC. Generally, the services that would otherwise be performed under the CGP Management Services Agreement are now performed by CES pursuant to other arrangements. Additionally, pursuant to the CES Enterprise Services Agreement, CES provides corporate services and back-office support to CGPH. Moreover, CES provides management services to CGP LLC owned casinos. CAC and CGP LLC have a very short history of operating casinos and online entertainment. Therefore, the business and operations of CAC and CGP LLC are dependent on the services provided by Caesars Entertainment and its subsidiaries, and CAC and CGP LLC cannot operate without these services. If the quality of the services provided by Caesars Entertainment and its subsidiaries deteriorates, or if the terms under which Caesars Entertainment and its subsidiaries provide such services change in a manner that is adverse to CGP LLC, it could have a material adverse effect on CAC and CGP LLC's business, financial condition and operating results.
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
As of December 31, 2014, management identified a material weakness as described in Item 4. Controls and Procedures within this report. Accordingly, management concluded that our internal control over financial reporting is not effective.
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
Although we believe we are taking appropriate actions to remediate the     weakness we identified to strengthen our internal control over financial reporting, we have taken measures to ensure the accuracy of our financial statements to date and will continue such measures in the future until we have remediated the material weakness as described in Item 4. Controls and Procedures.
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
The leadership of Caesars Entertainment's senior management has been a critical element of Caesars Entertainment's success. The advisory and management services provided to CGP LLC depend on this senior management. The death or disability of, or other extended or permanent loss of services, or any negative market or industry perception of Caesar Entertainment’s senior management could have a material adverse effect on CGP LLC's business. CGP LLC is not protected by key man insurance or similar life insurance covering members of Caesars Entertainment's senior management, nor does CGP LLC have employment agreements with any of Caesars Entertainment's senior management.
A default by Caesars Entertainment on certain of its debt obligations could adversely affect CGP LLC's business, financial condition and operating results.
Caesars Entertainment (including its consolidated subsidiaries) is a highly leveraged company and has pledged a significant portion of its assets and the assets of its subsidiaries as collateral under certain of its debt obligations, including the trademarks for which CIE has licensed the right to use, including "Caesars," "Total Rewards" and "Harrah's." CEOC and its subsidiaries that are the owners of these trademarks filed for bankruptcy in January 2015. The stock of CEOC is also pledged to secure these debt obligations. If Caesars Entertainment or its subsidiaries were to default on these obligations, its lenders could exercise significant influence over CGP LLC's business. CGP LLC is dependent on a number of services from Caesars Entertainment, CEOC, and other subsidiaries of Caesars Entertainment, pursuant to the CGP LLC Management Services Agreement, CGPH’s CES Enterprise Services Agreement and CIE's Shared Services Agreement. If Caesars Entertainment and/or its subsidiaries file for bankruptcy protection under the U.S. bankruptcy code, their filing may materially and adversely affect CGP LLC’s assets and operations. For example, in the event of a default by Caesars Entertainment, its lenders or their successors may elect to reject the CGP LLC Management Services Agreement or the CES Enterprise Services Agreement as an executory contract in a bankruptcy proceeding. Furthermore, in the event of such a default, Caesars Entertainment's lenders also may seek to reject CIE's cross marketing and trademark license agreement with Caesars Entertainment in connection with a bankruptcy proceeding and, as a result, CIE would no longer have licenses to use certain trademarks owned by Caesars Entertainment or its subsidiaries. The result of this influence and any related disruption in CGP LLC's business could have a material adverse effect on CGP LLC's business, financial condition and operating results.
The value of the CEOC Notes held by CAC would be impaired in the event of a default by Caesars Entertainment on certain of its debt obligations and such impairment could adversely affect the market price of our Class A common stock.
Caesars Entertainment (including its consolidated subsidiaries) is a highly leveraged company and has significant obligations for interest payments and restrictions due to its indebtedness. If CEOC is unable to pay the interest when due under their outstanding indebtedness, or otherwise defaults on their debt obligations, the value of the CEOC Notes held by CAC would be impaired. An impairment in the value of the CEOC Notes could adversely affect the market price of our Class A common stock.
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
CIE and CGP LLC has licensed the right to use certain trademarks and service marks owned or used by various affiliates of Caesars Entertainment, including Caesars World, Inc., Caesars License Company, LLC and CEOC. These licensed trademarks and service marks include, among others, "Caesars," "Harrah’s," and "Total Rewards." CIE's and CGP LLC’s rights to use these trademarks and service marks are among its most valuable assets. All of these entities filed for bankruptcy protection in January 2015, as more fully discussed in the risk factor above entitled "A default by Caesars Entertainment on certain of its debt obligations could adversely affect CGP LLC's business, financial condition and operating results."
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
In addition, these trademarks and service marks are used by Caesars Entertainment and its affiliates around the United States and internationally. Any negative events associated with the use of these marks by Caesars Entertainment or its affiliates may be out of CGP LLC's control, and may negatively impact the "Caesars," "Harrah’s" or "Total Rewards" brands, which could harm CIE's CGP LLC's business and results of operations.
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
As CEOC and certain of its subsidiaries filed for bankruptcy relief in January 2015, it may result in an independent investigation of the Transactions and the Asset Purchase Transactions, including the formation of CES. For example, a trustee or examiner has been appointed in the CEOC bankruptcy case with the power to investigate the Transactions and the Asset Purchase Transactions and determine, with the benefit of hindsight, whether such transactions overall, and their constituent parts (including the formation of CES), were fair and equitable and otherwise beneficial to CEOC and its subsidiaries that filed for bankruptcy relief. Additionally, any committees appointed in the CEOC bankruptcy case could conduct a similar investigation. Any such investigations may impose significant costs and expense on us and CGP LLC, and may divert management from its ability to conduct our business. In addition, we would expect that stakeholders of CEOC and its subsidiaries, including any committee appointed in such bankruptcy cases, would re-evaluate all of our and CGP LLC's contractual and business relationships with CEOC and its subsidiaries, and with CES. This may result in materially altered terms and conditions that may be economically unfavorable to investors in CAC, and may divert significant management resources.
We are subject to fraudulent transfer litigation that may require us to return the assets acquired in the Transactions and the Asset Purchase Transactions, or their value, to Caesars Entertainment and its subsidiaries.
Creditors of Caesars Entertainment and its subsidiaries may sue us and/or CGP LLC under state or federal bankruptcy law in an effort to recover, for their benefit, the assets we acquired in the Transactions and the Asset Purchase Transactions as fraudulent transfers. (See Item 1. Legal Proceedings above for a discussion of these proceedings.) As a general matter, fraudulent transfer law allows a creditor to recover assets, or their value, from an initial or subsequent transferee if the debtor conveyed the assets with an actual intent to hinder, delay or defraud its creditors, or if the transfer was a constructive fraud. A constructive fraud exists even in the absence of an actual intent to defraud creditors. The principal elements of a constructive fraud are a transfer, made while a debtor was insolvent or that rendered a debtor insolvent, for less than reasonably equivalent value or fair consideration or that left the debtor with less than sufficient capital with which to conduct its business. A court may "collapse" the component steps of the restructuring into a single set of integrated transactions to determine whether the restructuring overall effected a fraudulent transfer. If we and/or CGP LLC lose the lawsuits described above, we may have to return the assets or their value to Caesars Entertainment and its subsidiaries or be forced to pay additional amounts therefor.
We strongly believe there is no merit to the actions identified in (Item 1. Legal Proceedings) and will defend ourselves vigorously and seek appropriate relief should any action be brought. If a court were to find that the transfers and sales in the Transaction and the Asset Purchase Transactions were improper, that could trigger a default under the debt that we raised to finance these transfers. These consequences could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
On May 20, 2014, we closed a transaction whereby CGP LLC (or one or more of its designated direct or indirect subsidiaries) agreed to acquire from Caesars Entertainment certain of its properties and related assets as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
. There are incremental risks and uncertainties related to the Agreement and the Asset Purchase Transactions contemplated thereunder, many of which are outside of our control, including the following:
•the diversion of our management's attention from our ongoing business concerns:
•the outcome of any legal proceedings that may be instituted against us and/or others relating to the Transactions; and
•the amounts of the costs, fees, expenses and charges related to the Asset Purchase Transactions.
For example, we and CGP LLC have been named in two separate lawsuits related to the Asset Purchase Transactions, as more fully described above in Item 1. Legal Proceedings. In addition, CGP LLC's ability to realize the anticipated benefits of acquisitions, including, but not limited to the Asset Purchase Transactions, will depend, in part, on its ability to integrate the businesses of such acquired companies with its business. The combination of two independent companies is a complex, costly and time consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected. The difficulties of combining the operations of two companies include, among others:
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
As of March 31, 2015, CAC held approximately $290 million in aggregate principal amount of the CEOC Notes with fixed rates of interest. Fixed rate securities are sensitive to fluctuations in market interest rates and if interest rates increase, the fixed rate securities held by CAC will decrease in value. Currently, market interest rates have been at record low rates. Accordingly, an increase in market interest rates from current levels could cause the value of the fixed rate securities to decrease significantly.

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
Political, economic and military conditions may directly affect CGP LLC's business by impeding its operations or player demand. In particular, a key portion of the operations and personnel of Playtika, a subsidiary of CIE and the operator of Slotomania, are located in Israel, a country located in a particularly volatile region. CIE also has approximately 475 employees in Ukraine, a country currently facing political unrest and hostilities. Any hostilities, or any future armed conflicts, political or economic instability or violence in the Middle East or further disruptions in Ukraine could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
Any violation of the Foreign Corrupt Practices Act or other similar laws and regulations could have a negative impact on us.
CGP LLC is subject to risks associated with doing business outside of the United States, which exposes CGP LLC to complex foreign and U.S. regulations inherent in engaging in a cross-border business and in each of the countries in which CGP LLC and its businesses transacts business. CGP LLC is subject to requirements imposed by the Foreign Corrupt Practices Act ("FCPA") and other anti-corruption laws that generally prohibit U.S. companies and their affiliates from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Policies and procedures and employee training and compliance programs that CGP LLC has implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law. If the employees, contractors or agents of Caesars Entertainment, CGP LLC’s casino properties and CIE fail to comply with applicable laws or company policies governing its international operations, CGP LLC may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that we have violated any anti-corruption laws could have a material adverse effect on CGP LLC's financial condition. Compliance with international and U.S. laws and regulations that apply to CGP LLC's international operations increase CGP LLC's cost of doing business in foreign jurisdictions. CGP LLC and its businesses also deal with significant amounts of cash in its operations and are subject to various reporting and anti-money laundering regulations. Any violation of AML or regulations, on which in recent years, governmental authorities have been increasingly focused, with a particular focus on the gaming industry, by any of our resorts could have a negative effect on our results of operations. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. On October 11, 2013, a subsidiary of Caesars Entertainment received a letter from the FinCEN, stating that FinCEN is investigating Desert Palace, Inc. (the owner of Caesars Palace) for alleged violations of the Bank Secrecy Act ("BSA") based on a BSA examination of Caesars Palace previously conducted by the Internal Revenue Service to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Additionally, Caesars Entertainment has been informed that a federal grand jury investigation related to these matters is on-going. Caesars Entertainment and CAC intend to cooperate fully with both the FinCEN and grand jury investigations. Based on proceedings to date, we are currently unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.
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
CAC and CGP LLC are defendants in certain legal proceedings, including the lawsuits relating to the Merger Agreement and the Proposed Merger, as discussed below in Item 1. Legal Proceedings. If a court were to find in favor of the claimants in these proceedings, such determination could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to CGP LLC’s Interactive Entertainment Business
One game has historically generated the majority of CIE's revenue, and CIE must continue to launch and enhance games that attract and retain a significant number of players in order to grow its revenue and sustain its competitive position.
Historically, CIE has depended on one game for the majority of its revenue and we expect that this dependency will likely continue for the foreseeable future. Specifically, Slotomania accounted for 51.2% and 55.9% of CIE's social and mobile online game revenue for the three months ended March 31, 2015 and 2014, respectively. CIE's growth depends on its ability to increase interest in its key established game, Slotomania, by continually enhancing the game. Each of CIE's games requires significant engineering, marketing and other resources to develop, launch and sustain via regular upgrades and expansions, and such costs on average have increased and are likely to continue to increase in the future. CIE's ability to successfully launch, sustain and expand games and attract and retain players largely depends on its ability to:

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
Consistent with the social and mobile games business model, only a small portion of CIE’s social and mobile games players pay for virtual goods. Respective to the three months ended March 31, 2015 and 2014, CIE’s social and mobile games business had approximately 762 thousand and 511 thousand average Monthly Unique Payers, or 4.3% and 2.9%, respectively, of the total number of CIE's average Monthly Unique Users on its social and mobile platforms for the respective periods. In order to sustain and increase CIE's revenue levels, CIE must attract, retain and increase the number of players that are payers. To retain players, CIE must devote significant resources so that the games they play retain their interest and attract them to CIE's other games. If CIE fails to grow or sustain its player base, or if the rates at which CIE attracts and retain players declines or if the average amount of revenue CIE receives from its players declines, it could have a material adverse effect on CIE's, therefore CGP LLC's, business, financial condition and operating results.
The social and mobile games industry is rapidly growing and changing, which makes it difficult to evaluate CIE's business and prospects.
Social and mobile games, from which CGP LLC derived 94.9% and 93.2% of the revenue for the Interactive Entertainment business for the respective three months ended March 31, 2015 and 2014, is a rapidly growing and evolving industry. The growth of the industries and the level of demand and market acceptance of CIE's games are subject to a high degree of uncertainty. CIE's future operating results will depend on numerous factors affecting the social and mobile games industry and the online gaming industry in the U.S., many of which are beyond CIE's control, including, among others:

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
CIE continues to experience rapid growth in its headcount and operations, which will continue to place significant demands on its management and operational, financial and technological infrastructure. As of March 31, 2015, approximately 38.7% of CIE's employees had been with CIE for less than one year and approximately 73.5% for less than two years. Moreover, a number of the individuals CIE relies on for its operations are consultants, not full-time employees on CIE's payroll. As CIE continues to grow, it must expend significant resources to identify, hire, integrate, develop and motivate a large number of qualified employees. If CIE fails to effectively manage its hiring needs and successfully integrate its new hires, CIE's ability to continue launching new games and enhance existing games could suffer.
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
Facebook, Apple iOS and Google Android are significant distribution, marketing, promotion and payment platforms for CIE's games. In the first quarter of both 2015 and 2014, CIE respectively generated approximately 95.7% and 96.4% social and mobile games revenue through the Facebook, Apple iOS and Google Android platforms and we expect CIE to continue to do so for the foreseeable future. CIE is subject to Facebook's, Apple's and Google's respective standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on the Facebook, Apple iOS and Android platforms.
CIE has benefited from Facebook's, Apple's and Google's strong brand recognition and large user bases. If Facebook, Apple iOS and/or Google Android loses its market position or otherwise falls out of favor with Internet users, CIE would need to identify alternative channels for marketing, promoting and distributing CIE's social and mobile games, which would consume substantial resources and may not be effective. In addition, Facebook, Apple and Google each have broad discretion to change their respective terms of service and other policies, without CIE's consent and without notice, with respect to CIE and other developers, and those changes may be unfavorable to CIE. Facebook, Apple and/or Google may also change their respective fee structures, add fees associated with access to and use of the Facebook, Apple iOS and Android platforms, change how the personal information of their respective users is made available to application developers on the Facebook, Apple iOS or Android platforms, restrict how Facebook, Apple iOS or Android users can share information with friends on their respective platforms, restrict or discontinue access for consumers from certain countries, discontinue or limit access to their respective platforms by CIE and other game developers or develop their own competitive offerings. If any of these events were to materialize, it could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
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
In the last few years, California, Pennsylvania, New York, Florida, Mississippi, Hawaii, Massachusetts, Iowa, Illinois, Washington D.C. and the Federal government have considered legislation that would legalize online real money gaming. To date, only Nevada, Delaware and New Jersey have enacted such legislation. If a large number of additional states or the Federal government fail to enact online real money gaming legislation or CIE is unable to obtain the necessary licenses to operate online real money gaming websites in United States jurisdictions where such games are legalized, CIE's future growth could be materially impaired as CIE would be limited to offering online real money gaming to players in jurisdictions outside the United States where legal. Moreover, there were bills introduced in Congress in 2014 and 2015 that would ban online gaming in the United States. In addition, states or the Federal government may legalize online real money gaming in a manner that is unfavorable to CIE. For example, several states and the Federal government are considering draft laws that require online casinos to also have a license to operate a brick-and-mortar casino, either directly or indirectly through an affiliate. If, like Nevada and New Jersey, U.S. jurisdictions enact legislation legalizing real money casino gaming subject to this brick-and-mortar requirement, CIE may be unable to offer online real money gaming in such jurisdictions if CIE is unable to establish an affiliation with a brick-and-mortar casino in such jurisdiction. If, however, legislation is enacted legalizing real money casino gaming without this requirement, CIE would lose its advantage over some of its potential competitors that do not have an affiliate with a brick-and-mortar casino operation. The loss of this or other similar advantages CIE receives as an affiliate of Caesars Entertainment, or the passage of a federal law banning online gaming in the United States could materially impair its ability to grow its online real money gaming business in the future.
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
In addition, in the mid-Atlantic region, existing casino resorts provide a number of gaming options for customers, thereby creating significant competition for Horseshoe Baltimore. The casino resorts in the mid-Atlantic region compete with each other on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered and size. Further, when MGM National Harbor in Maryland opens, it may draw additional customers away from Horseshoe Baltimore. If Horseshoe Baltimore is unable to effectively compete with other regional casino resorts or keep customers, this inability may negatively affect Horseshoe Baltimore’s, and therefore CGP LLC's, business and operations.
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
Hamlet Holdings beneficially owns approximately 66.0% of our Class A common stock. Hamlet Holdings has the power to control our Board. Moreover, Hamlet Holdings has the ability to vote on any transaction that requires the approval of our Board or our stockholders, including the approval of significant corporate transactions such as mergers and the sale of substantially all of our assets. In addition, Hamlet Holdings, the members of which are comprised of three individuals affiliated with Apollo and two individuals affiliated with TPG, as of the date hereof beneficially owns approximately 61.0% of Caesars Entertainment’s common stock and controls Caesars Entertainment. As a result, even though an independent committee of the Board of Caesars Entertainment may make decisions with regard to development opportunities for CGP LLC, Hamlet Holdings is in a position to exert a significant influence over both of CAC and Caesars Entertainment and the direction of their business and operations.
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
In many jurisdictions, gaming laws can require any of our stockholders to file an application, be investigated and qualify or have his, her or its suitability determined by gaming authorities. Gaming authorities have very broad discretion in determining whether an applicant should be deemed suitable. Subject to certain administrative proceeding requirements, the gaming regulators have the authority to deny any application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities. For additional information on the criteria used in making determinations regarding suitability, see "Gaming Regulation Overview" in Exhibit 99.2 of the Annual Report on Form 10-K for the year ended December 31, 2014.
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
As discussed elsewhere in this Quarter Report on Form 10-Q, as an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Caesars Interactive Entertainment, Inc. Liquidity Plan Payments
On May 4, 2015, the Human Resources Committee of the Board of Directors of Caesars Acquisition Company (the "HRC") approved a payment under the Caesars Interactive Entertainment, Inc. Liquidity Plan (the “CIE Plan”). The CIE Plan is designed to provide liquidity to eligible holders of CIE shares, options and warrants.  For purposes of the CIE Plan, an eligible individual is any employee, consultant or service provider of CIE or its affiliates.  The CIE Plan is administered by the Committee and can be amended or terminated by the Committee at any time. The CIE Plan was previously filed as Exhibit 10.1 to the Current Report on Form 8-K dated as of February 14, 2014.
The Committee approved the purchase of shares or shares underlying stock options under the CIE Plan for the following named executive officers. The purchase price was $13,190 per share, which was the fair market value of the shares of common stock of Caesars Interactive Entertainment, Inc. (the “Shares”), as determined by the Committee as of March 31, 2015. While under the Plan there is no requirement that the party accepts the offer to purchase, each of Messrs. Garber, Abrahams, and Cohen accepted CIE’s offer to purchase the Shares on May 5, 2015.

Name	Number of Shares (or Shares Underlying Options)	Payment Amount
Mitch Garber	302.4660	$3,509,664.35
Craig Abrahams	69.5392	$869,331.44
Michael Cohen	23.4857	$295,622.55

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

99.1	Combined and Consolidated Condensed financial information of Caesars Growth Partners, LLC as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014.	X

101
The following financial statements from the Company’s Form 10-Q as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations and Comprehensive Income, (iii) Condensed Statements of Stockholders’ Equity, (iv) Condensed Statements of Cash Flows, (v) Notes to Condensed Financial Statements.
X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ACQUISITION COMPANY

May 11, 2015	By:	/S/ TROY J. VANKE
Troy J. Vanke
Chief Accounting Officer