Form 10-Q
period 2015-06-30
Caesars Acquisition Co
filed 2015-08-06
CIK 1575879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2015
Class A Common Stock, $0.001 par value	136,438,482

CAESARS ACQUISITION COMPANY
Caesars Acquisition Company and its subsidiaries have proprietary rights to a number of trademarks used in this Quarterly Report on Form 10-Q that are important to its business, including, without limitation, World Series of Poker ("WSOP"), Slotomania and Bingo Blitz. In addition, Caesars Entertainment Corporation, our joint venture partner in Caesars Growth Partners, LLC, and Caesars Entertainment Operating Company, Inc., and their respective subsidiaries, have proprietary rights to, among others, Caesars, Caesars Entertainment, Harrah’s, Total Rewards, Horseshoe and Bally's. We have omitted the registered trademark (®) and trademark (™) symbols for such trademarks named in this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
CAESARS ACQUISITION COMPANY
CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except par value and share data)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$14.8	$8.8
Receivable from related party	3.0	—
Prepayments and other current assets	17.3	20.5
Total current assets	35.1	29.3

Equity method investment in Caesars Growth Partners, LLC	1,060.4	1,030.0
Total assets	$1,095.5	$1,059.3

Liabilities and Stockholders’ Equity
Current liabilities
Accrued expenses	$—	$0.6
Deferred tax liabilities	0.3	0.3
Total current liabilities	0.3	0.9
Deferred tax liabilities	49.6	35.3
Total liabilities	49.9	36.2

Commitments and contingencies (Note 7)

Stockholders' Equity
Common stock: $0.001 par value; 300,000,000 Class A shares and 900,000,000 Class B shares authorized at June 30, 2015 and December 31, 2014; 136,438,482 and 136,386,894 Class A shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	1,009.9	1,003.9
Retained earnings	35.6	19.1
Total stockholders' equity	1,045.6	1,023.1
Total liabilities and stockholders' equity	$1,095.5	$1,059.3
See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$—	$—	$—	$—
Operating expenses	8.1	8.2	15.2	14.1
Loss from operations	(8.1)	(8.2)	(15.2)	(14.1)

Income from equity method investment in Caesars Growth Partners, LLC	24.4	21.3	48.6	30.6
Income before provision for income taxes	16.3	13.1	33.4	16.5
Provision for income taxes	(8.5)	(4.7)	(16.9)	(5.9)
Net income	7.8	8.4	16.5	10.6
Other comprehensive income, net of income taxes	—	—	—	—
Comprehensive income	$7.8	$8.4	$16.5	$10.6

Earnings per share
Basic	$0.06	$0.06	$0.12	$0.08
Diluted	$0.06	$0.06	$0.12	$0.08
Weighted average common shares outstanding
Basic	136.4	135.8	136.4	135.8
Diluted	137.7	135.8	137.4	135.8
See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In millions)

	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance at January 1, 2014	$0.1	$1,148.8	$4.5	$1,153.4
Net income	—	—	10.6	10.6
Stock-based compensation	—	0.6	—	0.6
Balance at June 30, 2014	$0.1	$1,149.4	$15.1	$1,164.6

Balance at January 1, 2015	$0.1	$1,003.9	$19.1	$1,023.1
Net income	—	—	16.5	16.5
Stock-based compensation	—	6.0	—	6.0
Balance at June 30, 2015	$0.1	$1,009.9	$35.6	$1,045.6
See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$16.5	$10.6
Adjustments to reconcile net income to cash flows provided by operating activities
Income from equity method investment in Caesars Growth Partners, LLC	(48.6)	(30.6)
Distribution from equity method investee Caesars Growth Partners, LLC	15.2	26.9
Stock-based compensation	6.0	0.6
Deferred income taxes	14.3	2.8
Change in assets and liabilities:
Receivables, net	—	(9.7)
Prepayments and other current assets	3.2	0.7
Accounts payable	—	(1.4)
Payable to related party	—	(0.1)
Accrued expenses	(0.6)	0.2
Cash flows provided by operating activities	6.0	—
Cash flows provided by investing activities	—	—
Cash flows provided by financing activities	—	—
Net increase in cash and cash equivalents	6.0	—
Cash and cash equivalents, beginning of period	8.8	—
Cash and cash equivalents, end of period	$14.8	$—
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
On May 5, 2014, Caesars Growth Properties Holdings, LLC ("CGPH"), an indirect, wholly-owned subsidiary of CGP LLC, acquired through one or more subsidiaries (i) The Cromwell, The LINQ Hotel & Casino and Bally’s Las Vegas, (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreements entered between a property manager and the owners of each of these properties and (iii) certain intellectual property that is specific to each of these properties (collectively referred to as the "First Closing" or "Acquired Properties Transaction"). On May 5, 2014, CGP LLC contributed the equity interests of PHWLV, LLC ("PHWLV") and a 50% interest in the management fee revenues of PHW Manager, LLC ("PHW Manager") to CGPH.
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
Because these acquisitions were accounted for as transactions among entities under common control, the financial information for CGP LLC has been recast to include the financial results for these properties as if those businesses were combined into the CGP LLC reporting entity through the May 2014 acquisition dates and consolidated into CGP LLC after the May 2014 acquisition dates. Income recognized by CAC from its equity method investment in CGP LLC was not impacted or adjusted as a result of recasting the historical financial information of CGP LLC.
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
CAC's earnings from CGP LLC for the three and six months ended June 30, 2015 and 2014 were equal to our preferred return of 10.5% of capital invested by CGP LLC.

Our investee, CGP LLC, had the following financial results, recast for the May 2014 acquisitions, as of or for the periods indicated (see CGP LLC financial information in Exhibit 99.1):

	Six Months Ended June 30,
(In millions)	2015	2014
Statements of Operations
Revenues
Interactive Entertainment	$362.8	$268.8
Casino Properties and Developments	779.9	586.1
Net revenues	1,142.7	854.9
Operating expenses
Interactive Entertainment - Direct	100.0	76.3
Casino Properties and Developments - Direct	375.1	272.9
Property, general, administrative and other	354.7	321.0
Write-downs, reserves and project opening costs, net of recoveries	6.6	22.0
Management fees to related parties	31.0	11.6
Depreciation and amortization	87.0	61.0
Change in fair value of contingently issuable non-voting membership units	(114.8)	48.5
Change in fair value of contingent consideration	—	32.6
Total operating expenses	839.6	845.9
Income from operations	303.1	9.0
Interest expense, net of interest capitalized	(95.8)	(79.6)
Interest income	—	1.0
Interest income - related party	—	100.1
Loss on extinguishment of debt	—	(23.8)
Other expense, net	(1.0)	—
Income from continuing operations before provision for income taxes	206.3	6.7
Provision for income taxes	(25.2)	(9.8)
Income/(loss) from continuing operations	181.1	(3.1)
Discontinued operations
Loss from discontinued operations	—	(16.9)
Benefit from income taxes related to discontinued operations	—	15.9
Net loss from discontinued operations	—	(1.0)
Net income/(loss)	181.1	(4.1)
Less: net (income)/loss attributable to non-controlling interests	(2.3)	9.4
Net income attributable to Caesars Growth Partners, LLC	$178.8	$5.3

Balance Sheet Data (at period end)	June 30, 2015	December 31, 2014
Current assets	$1,039.2	$1,090.0
Long-term assets	3,508.8	3,489.8
Current liabilities	431.7	465.3
Long-term liabilities	2,654.7	2,809.1
Redeemable non-controlling interests	0.9	1.6
Equity attributable to Caesars Growth Partners, LLC	1,424.5	1,269.9
Non-redeemable non-controlling interests	36.2	33.9
Adoption of ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs
CGP LLC has early adopted ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, during the quarter ended June 30, 2015 which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. CGP LLC’s adoption of ASU No. 2015-03 represents a change in accounting principle and the amendments have been applied on a retrospective basis. CGP LLC reclassified $14.5 million of unamortized debt issuance costs from Deferred charges and other assets to a direct deduction from the carrying amount of the debt liability in Long-term debt in CGP LLC’s Consolidated Condensed Balance Sheet as of December 31, 2014.

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
As a result of this correction, $19.6 million of expense was recorded during the third quarter of 2014 which related to the prior quarters of 2014, of which $18.7 million and $0.9 million should have been recorded during the first and second quarter of 2014, respectively. The correction has no impact on CGP LLC's cash flows from operations, cash flows from financing activities or Adjusted Earnings before Interest Income/Expense, Income Taxes, Depreciation and Amortization ("EBITDA") for any period presented herein. Likewise, the adjustments have no impact on the financial statements of the Company for any period presented as CAC has recorded income from its investment in CGP LLC based upon its minimum guaranteed return.
Correction of Prior Period Payable to Related Party
CGP LLC's joint venture with Rock Gaming, LLC ("Rock") is the majority member of CR Baltimore Holdings ("CRBH") and in February 2014 sold a portion of its interest in CBAC Gaming, LLC ("CBAC Gaming") to an existing joint venture partner of CBAC Gaming, Caves Valley Partners. CGP LLC received proceeds of $12.8 million from the sale. In accordance with the transaction agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC, Caesars Entertainment Corporation, HIE Holdings, Inc., Harrah’s BC, Inc., PHW Las Vegas, LLC, PHW Manager, Caesars Baltimore Acquisition Company, LLC and Caesars Baltimore Management Company, LLC, at or promptly following the closing of the sale of CGP LLC’s interest in CBAC Gaming, CGP LLC was obligated to pay Caesars Entertainment Corporation the $12.8 million proceeds received. During the first quarter of 2015, a $12.8 million liability was recorded as an increase to Payables to related party with an associated decrease of $12.8 million to Additional paid-in capital, which should have been recorded during the first quarter of 2014. The correction had no impact on CGP LLC's cash flows from operations, cash flows from financing activities, statements of operations or Adjusted EBITDA for any period presented herein. Likewise, the adjustment has no impact on the financial statements of the Company for any period presented as CAC has recorded income from its investment in CGP LLC based upon its minimum guaranteed return.
Correction of Prior Period Increases and Decreases in Restricted Cash
Subsequent to the issuance of CGP LLC’s financial information within Exhibit 99.1 of the CAC Form 10-Q filed on August 14, 2014, we determined that $124.2 million of restricted cash transfers were erroneously included as both an increase and decrease in restricted cash in CGP LLC's combined and consolidated condensed statements of cash flows for the six months ended June 30, 2014. As a result, the increase and decrease in restricted cash on the CGP LLC combined and consolidated condensed statement of cash flows for the six months ended June 30, 2014 have been restated from the amounts previously reported to appropriately reduce the restricted cash inflows and outflows. This correction only impacts the presentation of restricted cash in cash flows from investing activities and has no impact on CGP LLC’s cash flows from operating activities, cash flows from financing activities, balance sheets, statements of operations or Adjusted EBITDA for any period presented.
Correction of Prior Period Proceeds from Issuance of Long-term Debt and Repayments under Lending Agreements
Subsequent to the issuance of CGP LLC’s financial information within Exhibit 99.1 of the CAC Form 10-Q filed on August 14, 2014, we determined that cash received and repaid during the three months ended June 30, 2014 related to debt incurred for Caesars Growth Properties Holdings, LLC's May 2014 acquisitions in the amount of $700.0 million was erroneously reflected net instead of increasing Proceeds from issuance of long term debt by $693.0 million, increasing Repayments under lending agreements by $700.0 million and decreasing Debt issuance costs and fees by $7.0 million in CGP LLC's combined and consolidated condensed statements of cash flows for the six months ended June 30, 2014. As a result, Proceeds from issuance of long term debt, Repayments under lending agreements and Debt issuance costs and fees on CGP LLC's combined and consolidated condensed statement of cash flows for the six months ended June 30, 2014 have been restated from the amounts previously reported. This correction only impacts the presentation of Proceeds from issuance of long term debt, Repayments under lending agreements and Debt issuance costs and fees in cash flows from financing activities and has no impact on CGP LLC’s cash flows from operating activities, cash flows from investing activities, balance sheets, statements of operations or Adjusted EBITDA for any period presented.
Note 4 — Stockholders’ Equity and Earnings Per Share
Stockholders' Equity
Common Stock
As of June 30, 2015 and December 31, 2014, CAC had a total of 136,438,482 and 136,386,894 shares outstanding, respectively, of Class A common stock and no shares of Class B common stock outstanding.
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
Accumulated Other Comprehensive Income
Accumulated other comprehensive income consists of net income, net of taxes. For the three and six months ended June 30, 2015 and 2014, no amounts were reclassified out of Accumulated other comprehensive income.
Investment in Notes from Related Party
On August 6, 2014, CGP LLC effectuated a distribution of its 5.75% and 6.50% face value aggregate principal amount of CEOC Notes as a dividend to its members, pro-rata based upon each member's ownership percentage in CGP LLC (see Note 10 — Related Party Transactions). CAC, as a member of CGP LLC, received $137.5 million in aggregate principal amount of 6.50% senior notes previously issued by CEOC, maturing June 1, 2016, and $151.4 million in aggregate principal amount of 5.75% senior notes previously issued by CEOC, maturing October 1, 2017. CAC recognized $159.7 million in Additional paid-in capital as a result of the distribution of the CEOC notes from CGP LLC as well as $8.8 million of related interest and $1.4 million of tax expense associated with the cash interest received on the notes. Both of these notes were included as a reduction of Additional paid-in capital in the June 30, 2015 and December 31, 2014 Condensed Balance Sheets and Condensed Statements of Stockholders' Equity along with interest receivable at the distribution date. These notes will be held at the distributed value with no subsequent adjustments such as fair value adjustments or interest receivable until such time as amounts are received by CAC.
Earnings Per Share
Basic earnings per share ("EPS") is calculated by dividing income, net of income taxes, by the weighted average number of common shares outstanding during the period in which the net income was earned. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans using the treasury stock method.

The following table summarizes the computations of Basic EPS and Diluted EPS (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$7.8	$8.4	$16.5	$10.6

Shares used to compute EPS:
Weighted average common stock outstanding - basic	136.4	135.8	136.4	135.8
Dilutive potential common shares	1.3	—	1.0	*
Weighted average common stock outstanding - diluted	137.7	135.8	137.4	135.8

Earnings per share:
Basic	$0.06	$0.06	$0.12	$0.08
Diluted	$0.06	$0.06	$0.12	$0.08
_____________________________________________________

*Rounds to zero and does not change weighted average common stock outstanding diluted total.
There were 0.3 million anti-dilutive shares excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2015. There was an immaterial amount of anti-dilutive shares excluded from the computation of diluted income per share for the three months ended June 30, 2014 and no anti-dilutive shares excluded for the six months ended June 30, 2014.
Note 5 — Income Taxes
Total provision for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Provision for income taxes	$8.5	$4.7	$16.9	$5.9
CAC classifies reserves for tax uncertainties separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions and potential interest or penalties associated with those liabilities. At June 30, 2015 and December 31, 2014, there were no such reserves.
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
The effective tax rate for the three and six months ended June 30, 2015 was 52.1% and 50.6%, respectively, which differed from the federal statutory tax rate of 35.0% due to a federal valuation allowance recorded against deferred tax assets related to the basis difference in the investment in notes from related party and state taxes. The effective tax rate for the three and six months ended June 30, 2014 was 35.9% and 35.8%, respectively, which differed from the federal statutory tax rate of 35.0% primarily due to state taxes.
CAC files income tax returns with federal and state jurisdictions. The 2013 and 2014 tax years are open for examination for CAC's federal and state jurisdictions.
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

We do not have assets or liabilities that are measured at fair value on a recurring basis. In addition, we have not recognized impairment charges for asset and liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2015 and 2014.
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
The plaintiffs issued a notice of intent to file a citizen suit under 42 U.S.C. §§ 6972(a)(1)(A) and (a)(1)(B) of the Resource Conservation and Recovery Act. This notice of intent indicated an intention to sue CBAC, the City of Baltimore, Whiting-Turner, the general contractor for the construction of the Horseshoe Baltimore Casino, and the Maryland Chemical Company, the former owner and operator of the site. The citizen suit was filed on September 19, 2013, but did not name Whiting-Turner. The defendants filed motions to dismiss on October 15, 2013 for lack of subject matter jurisdiction and failure to state a claim to which plaintiffs responded on November 1, 2013. The motions to dismiss were granted on July 16, 2014. An appeal was noted on August 13, 2014. Oral argument before the 4th Circuit occurred on March 25, 2015. On July 1, 2015, the U.S Court of Appeals for the Fourth Circuit reversed the motion to dismiss and remanded the matter back to the District Court.
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
CAC and CGP LLC believe that the claims and demands described above against CBAC and CBAC Gaming are without merit and intend to defend ourselves vigorously. At the present time, we believe it is not probable that a material loss will result from the outcome of these matters. We cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should these matters ultimately be resolved against us, due to the inherent uncertainty of litigation and, in some cases, the stage of the related litigation. Although CAC and CGP LLC believe that they have adequate defenses to these claims, an adverse judgment could result in additional costs or injunctions.
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
On April 20, 2015, CAC received a demand for production of CAC's books and records pursuant to Section 220 of the Delaware General Corporation Law on behalf of a purported stockholder. The alleged purpose of the demand is to investigate potential misconduct and breaches of fiduciary duties by CAC's directors and explore certain remedial measures in connection with the Proposed Merger. After exchanging correspondence with purported shareholder’s counsel, CAC began and is currently engaged in producing documents as required by Section 220.
CEOC Bondholder Litigation
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, CAC, Caesars Entertainment Resort Properties, LLC (“CERP”), CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys’ fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, the motion was argued in December 2014, and was denied in March 2015. During the pendency of its Chapter 11 bankruptcy proceeding, the action has been automatically stayed with respect to CEOC. Discovery in the action is underway, with a current deadline of September 30, 2015.
On August 5, 2014, CEC, along with CEOC, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against certain institutional first and second lien note holders. The complaint states that such institutional first and second lien note holders have acted against the best interests of CEOC and other creditors, including for the purpose of inflating the value of their credit default swap positions or improving other unique securities positions. The complaint asserts claims for tortious interference with prospective economic advantage, declaratory judgment and breach of contract and seeks, among other things, (1) money damages; (2) a declaration that no default or event of default has occurred or is occurring and CEC and CEOC have not breached their fiduciary duties or engaged in fraudulent transfers or other violation of law; and (3) a preliminary and permanent injunction prohibiting the defendants from taking further actions to damage CEC or CEOC. Defendants filed motions to dismiss this action in October 2014. On January 16, 2015, the claims against the first lien note holder defendants were voluntarily dismissed and on June 29, 2015, the declaratory judgment claim against the second lien note holder defendants was also voluntarily dismissed. On July 6, 2015, the claim for tortious interference with prospective economic advantage brought by CEOC against the second lien note holders was voluntarily dismissed, as well, leaving in the action only the tortious interference with prospective economic advantage claim brought by CEC against the second lien note holder defendants. On July 20, 2015, the Court granted the second lien note holder defendants’ motion to dismiss that claim and ordered that the action be marked disposed. CAC and CGP LLC are not parties to this lawsuit.
On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Parent Guarantee Lawsuits") have been assigned to the same judge. Although the claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceeding, the court denied a motion to dismiss both lawsuits with respect to CEC and discovery is ongoing with respect to the plaintiffs' claims against CEC. CAC and CGP LLC are not parties to these lawsuits.
On November 25, 2014, UMB Bank ("UMB"), as successor indenture trustee for CEOC's 8.5% senior secured notes due 2020, filed a verified complaint ("the "First Lien Lawsuit") in Delaware Chancery Court against CEC, CEOC, CERP, CAC, CGP LLC, CES, and against an individual, and past and present members of the CEC and CEOC Boards of Directors, Gary Loveman, Jeffrey Benjamin, David Bonderman, Kelvin Davis, Eric Press, Marc Rowan, David Sambur, Eric Hession, Donald Colvin, Fred Kleisner, Lynn Swann, Chris Williams, Jeffrey Housenbold, Michael Cohen, Ronen Stauber, and Steven Winograd, alleging generally that defendants have improperly stripped CEOC of prized assets, have wrongfully affected a release of a CEC parental guarantee of CEOC debt and have committed other wrongs. Among other things, UMB Bank has asked the court to appoint a receiver over CEOC. In addition, the First Lien Lawsuit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary and equitable as well as declaratory relief. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. All of the defendants have moved to dismiss the lawsuit, and that motion has been fully briefed. In addition, this lawsuit has been automatically stayed with respect to CEOC during the Chapter 11 process and, pursuant to the Fourth Amended and Restated Restructuring Support and Forbearance Agreement, dated as of July 31, 2015 (the “RSA”), has been subject to a consensual stay for all. The consensual stay will expire upon the termination of the RSA.
On February 13, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the “February 13 Notice”) from Wilmington Savings Fund Society, FSB, in its capacity as successor Trustee for CEOC’s 10.00% Second-Priority Notes. The February 13 Notice alleges that CEOC’s commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 10.00% Second-Priority Notes; that all amounts due and owing on the 10.00% Second-Priority Notes therefore immediately became payable; and that Caesars Entertainment is responsible for paying CEOC’s obligations on the 10.00% Second-Priority Notes, including CEOC’s obligation to timely pay all principal, interest, and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 13 Notice alleges is still binding. The February 13 Notice accordingly demands that Caesars Entertainment immediately pay Wilmington Savings Fund Society, FSB, cash in an amount of not less than $3.7 billion, plus accrued and unpaid interest (including without limitation the $184 million interest payment due December 15, 2014 that CEOC elected not to pay) and accrued and unpaid attorneys’ fees and other expenses. The February 13 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this demand.
On February 18, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the “February 18 Notice”) from BOKF, N.A. ("BOKF"), in its capacity as successor Trustee for CEOC’s 12.75% Second-Priority Senior Secured Notes due 2018 (the “12.75% Second-Priority Notes”). The February 18 Notice alleges that CEOC's commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 12.75% Second-Priority Notes; that all amounts due and owing on the 12.75% Second-Priority Notes therefore immediately became payable; and that CEC is responsible for paying CEOC’s obligations on the 12.75% Second-Priority Notes, including CEOC’s obligation to timely pay all principal, interest and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 18 Notice alleges is still binding. The February 18 Notice therefore demands that CEC immediately pay BOKF cash in an amount of not less than $750 million, plus accrued and unpaid interest, accrued and unpaid attorneys’ fees, and other expenses. The February 18 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this demand.
On March 3, 2015, BOKF filed an additional Parent Guarantee Lawsuit against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a Parent Guarantee Lawsuit against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC’s filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs brings claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases have both been assigned to the same judge presiding over the other Parent Guarantee Lawsuits. CEC filed its answer to the BOKF complaint on March 25, 2015, and its answer to the UMB complaint is due on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. CEC filed its opposition to those motions on July 24, 2015, and the motions are expected to be fully briefed by August 7, 2015. The parties are separately also engaged in discovery in both actions. CAC and CGP LLC are not parties to these lawsuits.
On March 11, 2015, CEOC filed an adversary proceeding in bankruptcy court requesting that the Parent Guarantee Lawsuits be enjoined against all defendants through plan confirmation; in subsequent submissions, CEOC stated that it sought a temporary stay of those lawsuits until 60 days after the issuance of a final report by the Bankruptcy Examiner. CEOC argued that contemporaneous prosecution of related claims against CEC would impair the bankruptcy court’s jurisdiction over the Debtors’ reorganization by threatening the Debtors’ ability to recover estate property for the benefit of all creditors, diminishing the prospects of a successful reorganization, and depleting property of the estate. On July 22, 2015, the bankruptcy court denied CEOC’s request. The bankruptcy court’s ruling does not address the merits of the Parent Guarantee Lawsuits.
In accordance with the terms of the applicable indentures and as previously disclosed, Caesars Entertainment believes that it is not subject to the above-described guarantees. As a result, Caesars Entertainment believes the demands for payment are meritless. The claims against CEOC have been stayed due to the Chapter 11 process and, in some instances, the actions against CEC have been allowed to continue.
We believe that the claims and demands described above against CAC and CGP LLC in the First Lien Lawsuit and Second Lien Lawsuit are without merit and intend to defend ourselves vigorously. For the First Lien Lawsuit and Second Lien Lawsuit, at the present time, we believe it is not probable that a material loss will result from the outcome of these matters. However, given the uncertainty of litigation, we cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should the matters ultimately be resolved against us. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC, which we believe these matters would likely be long and protracted, and were a court to find in favor of the claimants in the First Lien Lawsuit or the Second Lien Lawsuit, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
National Retirement Fund
In January 2015, a majority of the Trustees of the National Retirement Fund (“NRF”), a multi-employer defined benefit pension plan, voted to expel CEC and its participating subsidiaries (“CEC Group”) from the plan. NRF claims that CEOC’s bankruptcy presents an “actuarial risk” to the plan because, depending on the outcome of the bankruptcy proceeding, CEC might no longer be liable to the plan for any partial or complete withdrawal liability. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
Prior to NRF’s vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreements in which the obligation to contribute to NRF exists. It is completely current with respect to pension contributions. The CEC Group opposed the NRF actions in the appropriate legal forums including seeking a declaratory judgment in federal district court challenging NRF's authority to expel the CEC Group and also seeking relief in the CEOC bankruptcy proceeding. The parties entered into a Standstill Agreement in March 2015 staying the CEC Group's obligation to commence quarterly payments and instead continue making its monthly contributions, and also setting a briefing schedule in the bankruptcy proceeding for both CEOC’s motion that NRF’s action violated the automatic stay and the CEC Group's motion to extend the stay to encompass NRF’s collection lawsuit against CEC. Both matters have been fully briefed, but the Bankruptcy Court has yet to rule. NRF has filed a motion to dismiss the federal district court action asserting that the governing statute requires that the issue must first be arbitrated. All briefs have been submitted. Absent a resolution, CEC has informed us that it expects the Bankruptcy Court to set an argument schedule at another hearing set for August 19, 2015.

CEC believes that its legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously. Because legal proceedings with respect to this matter are at the preliminary stages, we cannot currently provide assurance as to the ultimate outcome of the matters at issue.
Other Matters
In recent years, governmental authorities have been increasingly focused on anti-money laundering ("AML") policies and procedures, with a particular focus on the gaming industry. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. On October 11, 2013, a subsidiary of CEC received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury ("FinCEN"), stating that FinCEN is investigating CEOC’s subsidiary, Desert Palace, Inc. (the owner of Caesars Palace), for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. CEC responded to FinCEN's letter on January 13, 2014. Additionally, CEC has been informed that a federal grand jury investigation regarding CEC's anti-money laundering practices and procedures is ongoing. CEC and Caesars palace have been fully cooperating with both the FinCEN and grand jury investigations since October 2013. On April 29, 2015, representatives of Caesars Palace met with representatives of the various governmental entities involved. At that meeting, the governmental parties reviewed with the representatives of Caesars Palace in general terms the results of their investigations and proposed a range of potential settlement outcomes, including fines in the range of $12 million to $20 million. Representatives of Caesars Palace have held meetings with the governmental parties during June and July 2015 to further discuss the resolution of these matters. Caesars Palace is a subsidiary of CEOC and, because of CEOC’s Chapter 11 bankruptcy filing on January 15, 2015, has been, together with CEOC’s other subsidiaries, deconsolidated from CEC’s financial results. Casino properties owned by subsidiaries of CGP LLC are managed by subsidiaries of CEC.
The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our financial position, results of operations, or cash flows, as we do not believe it is reasonably possible that we will incur material losses as a result of such litigation.
Note 8 — Stock-based Compensation
Restricted Stock Units
During the six months ended June 30, 2015, restricted stock unit ("RSU") awards vested under the 2014 Performance Incentive Plan ("the PIP Plan"); pursuant to the vesting event, CAC issued approximately 52,000 shares. In accordance with the CGP Operating Agreement, CGP LLC issued an equivalent number of Class A voting units to CAC, such that the number of shares of CAC stock outstanding equals the number of Class A voting units of CGP LLC owned by CAC. CAC's economic ownership of CGP LLC remained at 42.5%.
The following is a summary of CAC's RSU activity for the six months ended June 30, 2015:

	Restricted Stock Units	Fair Value(1)
Outstanding at January 1, 2015	864,909	$11.91
Granted	25,876	$7.73
Vested	(61,547)	$11.07
Forfeited	—	$—
Outstanding at June 30, 2015	829,238	$11.84
_____________________________________________________

(1)	Represents the weighted-average grant date fair value per RSU.
As of June 30, 2015, there was approximately $5.3 million of total unrecognized compensation cost related to RSUs granted under the PIP Plan, which is expected to be recognized over a weighted-average remaining period of 2.3 years using the straight-line method.
During the three and six months ended June 30, 2015, total compensation expense recorded in earnings for RSUs granted under the PIP Plan was $1.7 million and $3.3 million, respectively. During the three and six months ended June 30, 2014, total compensation expense that was recorded in earnings for RSUs granted under the PIP Plan was $0.6 million. This expense was included in Operating expenses in the Condensed Statements of Operations and Comprehensive Income.

Stock Options
The following is a summary of CAC's stock option activity for the six months ended June 30, 2015:

	Options	Weighted Average Exercise Price	Fair Value(1)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	1,400,000	$9.53	$5.02	9.9	$1.1
Granted	20,000	$7.73	$3.10
Outstanding at June 30, 2015	1,420,000	$9.51	$4.99	9.4	$—
Vested and expected to vest at June 30, 2015	1,420,000	$9.51	$4.99	9.4	$—
Exercisable at June 30, 2015	—	$—	$—		$—
_____________________________________________________

(1)	Represents the weighted-average grant date fair value per option.
Stock options granted to non-employees are equity-classified awards and are remeasured at fair value at the end of each reporting period. Stock options granted to employees are equity classified and measured at fair value at the date of grant. Valuation assumptions for stock options used in the Black-Scholes model to estimate fair value for the six months ended June 30, 2015 were:

Expected volatility	39.9% - 45.6%
Weighted-average volatility	45.5%
Expected dividend yield	—%
Expected term (in years)	5.8 - 9.5
Risk-free interest rate	1.8% - 2.5%
As of June 30, 2015, there was approximately $2.2 million of total unrecognized compensation expense related to CAC’s stock options to employees and non-employees, which is expected to be recognized over a remaining average period of 1.1 years.
During the three and six months ended June 30, 2015, total compensation expense recorded in earnings for stock options was approximately $1.3 million and $2.7 million, respectively. This expense is included in Operating expenses in the Condensed Statements of Operations and Comprehensive Income.
During the three and six months ended June 30, 2014, there was no compensation expense recorded in earnings for stock options.
Note 9 — Supplemental Cash Flow Information
Significant non-cash transactions for the six months ended June 30, 2015 included (1) $48.6 million in income from our equity method investment in CGP LLC and (2) $9.3 million of fees and expenses paid directly by CGP LLC that were incurred by CAC and also accounted for as a non-cash distribution from CGP LLC. Significant non-cash transactions for the six months ended June 30, 2014 included (1) $30.6 million in income from our equity method investment in CGP LLC and (2) $26.9 million of fees and expenses paid directly by CGP LLC that were incurred by CAC and also accounted for as a non-cash distribution from CGP LLC. CAC's expenses incurred in the normal course of business are expected to be paid by CGP LLC on behalf of CAC in accordance with the CGP Operating Agreement.
During the six months ended June 30, 2015, CGP LLC did not make tax payments on behalf of CAC. During the six months ended June 30, 2014, CGP LLC paid $12.7 million in tax on behalf of CAC, which was accounted for as distributions from CGP LLC to CAC.
There was no interest expense incurred or cash paid for interest for the six months ended June 30, 2015 and 2014.
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
On May 8, 2014, CEC granted awards to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries in accordance with the Equity Plan in order to reward and provide incentive for services provided in their capacity, promote the success of CGP LLC, and more closely align the interests of such individuals with those of the stockholders of the Company. Awards under this plan vest one-third on each of October 21, 2014, 2015 and 2016. Expense associated with the vesting of such awards is recorded as management fee expense by CGP LLC, totaling $7.1 million and $9.1 million for three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2014, management fee expense was $2.7 million. Upon issuance of shares pursuant to this plan, such shares will be contributed to CGP LLC by CAC as additional investment into that entity, at which time CGP LLC will settle its management fee obligation with CEC and its subsidiaries through a distribution of such shares to CEC. Also upon issuance of shares pursuant to this plan, CGP LLC will issue an equivalent number of voting units in CGP LLC and distribute those units to CAC. As CAC will receive voting units in CGP LLC in exchange for the shares of CAC issued pursuant to this plan, there is no expected dilutive impact to CAC's EPS (see Note 4 — Stockholders’ Equity and Earnings Per Share).
Stock-based Compensation Granted to Related Party
In December 2014, CAC granted RSU awards and options to a related-party consultant under the PIP Plan. During the three-month period ended March 31, 2015, vesting for these grants was accelerated to whereby 100% will vest in July 2015. During the three and six months ended June 30, 2015, $1.9 million and $4.0 million expense was recognized related to these grants, respectively.
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
CGP LLC Subsequent Events
Because significant recent developments and subsequent events related to our equity method investee could be impactful to our financial performance, we have elected to include disclosure of such items herein.
On July 8, 2015, CIE repaid $20.0 million of revolver borrowings on its credit facility with Caesars Entertainment.
On July 15, 2015, CGPH repaid $15.0 million of revolver borrowings on its $150.0 million revolving credit agreement ("Revolving Credit Facility").

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Acquisition Company (the "Company," "CAC," "we," "our" and "us") and Caesars Growth Partners, LLC ("CGP LLC") for the three and six months ended June 30, 2015 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
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
CAC's primary asset is its membership interest in CGP LLC. The assets and entities that were acquired by or contributed to CGP LLC in connection with the October 21, 2013 transactions are considered to be the predecessor to CAC. The historical financial statements reflect the financial position, results of operations and cash flows of the businesses and assets acquired by CGP LLC in the May 2014 acquisitions described in Note 1 — Description of Business and Basis of Presentation to the financial statements as if those businesses were combined into the CGP LLC reporting entity through the May 2014 acquisition dates and consolidated into CGP LLC after the May 2014 acquisition dates.
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
CAESARS ACQUISITION COMPANY
Operating Results
Income from Equity Method Investment
For the three and six months ended June 30, 2015, CAC recognized $24.4 million and $48.6 million, respectively, of income before tax from its equity method investment in CGP LLC, which equals the amount of income that CAC was entitled to under its minimum guaranteed return. For the three and six months ended June 30, 2014, CAC recognized $21.3 million and $30.6 million, respectively, of income before tax from its equity method investment in CGP LLC, which equals the amount of income that CAC was entitled to under its minimum guaranteed return. The minimum guaranteed return subsequent to May 2014 includes return earned on capital deployed in connection with the May 2014 acquisitions of JCC Holding Company II, LLC and its subsidiaries (“Harrah's New Orleans”), 3535 LV Corporation, (formerly known as "The Quad" and recently rebranded as "The LINQ Hotel & Casino"), indirect subsidiaries of Parball Corporation (collectively known as "Bally's Las Vegas"), and Corner Investment Company, LLC and its subsidiaries (“The Cromwell”) by indirect subsidiaries of CGP LLC. The minimum guaranteed return also reflects a reduction in the amount of deployed capital upon which such return is earned, equal to the fair value of senior notes distributed from CGP LLC to CAC on August 6, 2014.
Operating Expenses
CAC incurs direct expenses which are primarily related to professional services fees, as well as general liability insurance, licenses and fees. For the three and six months ended June 30, 2015, CAC incurred direct expenses of $8.1 million and $15.2 million, respectively. For the three and six months ended June 30, 2014, CAC incurred direct expenses of $8.2 million and $14.1 million, respectively.
Provision for Income Taxes
The provision for income taxes for the three and six months ended June 30, 2015 was $8.5 million and $16.9 million, respectively, and $4.7 million and $5.9 million for the three and six months ended June 30, 2014, respectively. The provision for income taxes for the three and six months ended June 30, 2015 differed from the expected benefit for income taxes at the federal tax rate of 35.0% applied to CAC's pre-tax income primarily due to a federal valuation allowance recorded against deferred tax assets related to the basis difference in the investment in notes from related party. The provision for income taxes for the three and six months ended June 30, 2014 differed from the expected benefit for income taxes at the federal tax rate of 35.0% applied to CAC's pre-tax income primarily due to state taxes.
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
Off-Balance Sheet Arrangements
CAC did not have any off-balance sheet arrangements at June 30, 2015 or December 31, 2014.
Recently Issued Accounting Pronouncements
The information regarding recent accounting pronouncements is included in Note 2 — Recently Issued Accounting Pronouncements to the CAC financial statements in the Quarterly Report on Form 10-Q.
CAESARS GROWTH PARTNERS, LLC
Overview
As a result of the May 2014 acquisitions described in Note 1 — Description of Business and Basis of Presentation, one or more indirect subsidiaries of CGP LLC acquired Bally’s Las Vegas, The Cromwell, The LINQ Hotel & Casino and Harrah’s New Orleans from CEOC. Because these acquisitions were accounted for as transactions among entities under common control, the financial information herein includes the financial results for these properties as if those businesses were combined into the CGP LLC reporting entity through the May 2014 acquisition dates and consolidated into CGP LLC after the May 2014 acquisition dates. Therefore, the financial information contained herein provides comparable results for the periods presented.
For financial reporting purposes, CGP LLC has two operating units: (1) Caesars Interactive Entertainment ("Caesars Interactive" or "CIE") and (2) Casino Properties and Developments. CGP LLC’s Interactive Entertainment operating unit consists of CIE, which is comprised of three distinct, but complementary businesses: social and mobile games, World Series of Poker ("WSOP") and regulated online real money gaming. CGP LLC’s Casino Properties and Developments operating unit consists of Planet Hollywood Resort & Casino (“Planet Hollywood”), Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas, The Cromwell and CGP LLC’s interest in the Maryland Joint Venture.
Operating Results of CGP LLC

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Interactive entertainment net revenues	$186.2	$144.6	$41.6	$362.8	$268.8	$94.0
Casino properties and developments net revenues	390.0	294.1	95.9	779.9	586.1	193.8
Total net revenues	576.2	438.7	137.5	1,142.7	854.9	287.8
Income from operations	98.4	45.0	53.4	303.1	9.0	294.1
Net income/(loss) from continuing operations	37.0	10.5	26.5	181.1	(3.1)	184.2
Net loss from discontinued operations	—	(0.6)	0.6	—	(1.0)	1.0
Operating margin (1)	17.1%	10.3%	6.8%	26.5%	1.1%	25.5%
Adjusted EBITDA (2)	160.4	105.5	54.9	308.4	207.4	101.0
_____________________________________________________

(1) Operating margin is calculated as Income/(loss) from operations divided by Total net revenues.
(2) See Reconciliations of Adjusted Earnings before Interest Income/Expense, Income Taxes, Depreciation and Amortization ("EBITDA") to Net Income/(Loss) from Continuing Operations.
Second Quarter 2015 results compared with Second Quarter 2014
Net revenues for the second quarter of 2015 were $576.2 million as compared to $438.7 million for the respective period in 2014, which was an increase of $137.5 million, or 31.3%. The increase in revenue for CIE was primarily driven by strong organic growth in the social and mobile games operating unit. The increase in revenues for Casino Properties and Developments was primarily a result of the openings of The Cromwell in May 2014 and Horseshoe Baltimore in August 2014, and renovations at The LINQ Hotel & Casino, partially offset by lower revenues at Harrah's New Orleans as a result of the smoking ban that went into effect in New Orleans in April 2015.
Income from operations for the second quarter of 2015 was $98.4 million as compared to $45.0 million for the same period in 2014, which was an increase of $53.4 million, or 118.7%. Adjusted EBITDA for the second quarter of 2015 and 2014 was $160.4 million and $105.5 million, respectively, which is an increase of $54.9 million, or 52.0%. The increases in Income from operations and Adjusted EBITDA were driven primarily by the income impact of increased revenues and improved marketing and operating expenses, partially offset by increased expenses resulting from the openings of The Cromwell and Horseshoe Baltimore.
Six Months Ended June 30, 2015 results compared with June 30, 2014
Net revenues for the six months ended June 30, 2015 were $1,142.7 million as compared to $854.9 million for the respective period in 2014, which was an increase of $287.8 million, or 33.7%. The increase in revenue for CIE was primarily driven by strong organic growth in CIE's social and mobile games, as well as the inclusion of six months of activity from Pacific Interactive in 2015 as compared to four months of activity in 2014. The increase in revenues for Casino Properties and Developments was primarily a result of the openings of The Cromwell in May 2014 and Horseshoe Baltimore in August 2014, and renovations at The LINQ Hotel & Casino, partially offset by lower revenues at Harrah's New Orleans as a result of the April 2015 smoking ban.
Income from operations for the six months ended June 30, 2015 was $303.1 million as compared to $9.0 million for the same period in 2014, which was an increase of $294.1 million. The increase in income from operations is primarily attributable to the decrease in the fair value of contingently issuable non-voting membership units. Excluding the impact of the change in fair value of contingently issuable non-voting membership units from both periods, income from operations for the six months ended June 30, 2015 increased by $130.8 million when compared to the same period in 2014 due to year over year growth in CIE as well as the openings of The Cromwell and Horseshoe Baltimore.
Adjusted EBITDA for the six months ended June 30, 2015 and 2014 was $308.4 million and $207.4 million, respectively. The increase of $101.0 million, or 48.7%, from the prior period was driven primarily by the income impact of increased revenues and improved marketing and operational expenses, partially offset by increased expenses resulting from the openings of The Cromwell and Horseshoe Baltimore.
Operating Results
Interactive Entertainment

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Net revenues	$186.2	$144.6	$41.6	$362.8	$268.8	$94.0
Income/(loss) from operations	54.3	(4.4)	58.7	94.9	0.9	94.0
Net income/(loss) from continuing operations	39.2	(1.8)	41.0	66.5	0.7	65.8
Net loss from discontinued operations	—	(0.6)	0.6	—	(1.0)	1.0
Operating margin(1)	29.2%	(3.0)%	32.2%	26.2%	0.3%	25.8%
Adjusted EBITDA(2)	69.5	44.6	24.9	132.1	75.7	56.4

_____________________________________________________

(1) Operating margin is calculated as Income from operations divided by Net revenues.
(2) See Reconciliations of Adjusted EBITDA to Net Income/(Loss) from Continuing Operations.
Second Quarter 2015 results compared with Second Quarter 2014
 Interactive Entertainment net revenues increased by $41.6 million, or 28.8%, in the second quarter of 2015 as compared to the same period in 2014, resulting primarily from strong organic growth in CIE's social and mobile games due to the focus on conversion and monetization. Income from operations increased by $58.7 million in the second quarter of 2015 as compared to the same period in 2014, primarily driven by the increase in revenues partially offset by an increase in the change in fair value of contingent consideration recognized during the second quarter of 2014. Adjusted EBITDA increased by $24.9 million, or 55.8%, in the second quarter of 2015 as compared to the same period in 2014, driven by the income impact of increased revenues and reduced real money gaming marketing expenses.
Six Months Ended June 30, 2015 results compared with June 30, 2014
 Interactive Entertainment net revenues increased by $94.0 million, or 35.0%, during the six months ended June 30, 2015 as compared to the same period in 2014, resulting primarily from strong organic growth in CIE's social and mobile games, as well as the inclusion of six months of activity from Pacific Interactive in 2015 as compared to four months of activity in 2014. Income from operations increased by $94.0 million during the six months ended June 30, 2015 as compared to the same period in 2014, primarily driven by the increase in revenues. Adjusted EBITDA increased by $56.4 million, or 74.5%, during the six months ended June 30, 2015 as compared to the same period in 2014, driven by the income impact of increased revenues and reduced real money gaming marketing expenses.

Performance Metrics - Social and Mobile Games
CIE measures the performance of its social and mobile games business by using key financial metrics including revenue and Adjusted EBITDA, and key operating metrics including Daily Active Users, Monthly Active Users, Monthly Unique Users, Average Revenue per User and Monthly Unique Payers. CIE’s operating metrics help CIE understand and measure the engagement levels of its players, the size of its audience and its reach.
Key Financial Metrics
The table below shows the results of CIE's business based upon the financial metrics for the periods presented.

	For the Three Months Ended
(In millions)	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sep. 30, 2014	Jun. 30, 2014(1)
Revenues
Social and mobile games	$175.4	$167.6	$147.7	$151.3	$134.4
WSOP and online real money gaming	10.8	9.0	8.7	10.3	10.2
Total	$186.2	$176.6	$156.4	$161.6	$144.6

Adjusted EBITDA	$69.5	$62.6	$47.9	$53.4	$44.6
_____________________________________________________

(1) Adjusted EBITDA has been recasted to reflect discontinued operations related to CIE.

The table below shows the revenue generated from CIE’s social and mobile games business by geographic region for the periods listed and assumes that deferred revenues are spread proportionately across all geographies.

	For the Three Months Ended
(In millions)	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sep. 30, 2014	Jun. 30, 2014
North America	$126.9	$119.1	$103.1	$103.4	$92.8
South America	1.4	1.1	1.1	1.1	1.0
Europe	15.3	14.8	14.1	13.9	11.8
Asia/Pacific	30.9	31.8	28.3	31.9	28.2
Africa and Rest of the World	0.9	0.8	1.1	1.0	0.6
Social and mobile games revenue	$175.4	$167.6	$147.7	$151.3	$134.4
Key Operating Metrics
The following operating metrics help CIE to understand and measure the engagement levels of its players, the size of its audience and its reach.
Daily Active Users. CIE defines Daily Active Users ("DAU") as the number of individuals who played one of its games during a particular day on a particular platform. Under this metric, an individual who plays two different games on the same day is counted as two DAU. Similarly, an individual who plays the same game on two different platforms (e.g., web and mobile) or on two different social networks on the same day would be counted as two DAU. Average DAU for a particular period is the average of the DAU for each day during that period. CIE uses DAU as a measure of audience engagement.
Monthly Active Users. CIE defines Monthly Active Users ("MAU") as the number of individuals who played a particular game in the 30-day period ending with the measurement date on a particular platform. Under this metric, an individual who plays two different games in the same 30-day period is counted as two MAU. Similarly, an individual who plays the same game on two different platforms (e.g., web and mobile) or on two different social networks in a 30-day period would be counted as two MAU. Average MAU for a particular period is the average of the MAU at each month-end during that period. CIE uses MAU as a measure of total game audience size.
Monthly Unique Users. CIE defines Monthly Unique Users ("MUU") as the number of unique individuals who played any of its games on a particular platform in the 30-day period ending with the measurement date. An individual who plays more than one of CIE’s games in a given 30-day period would be counted as a single MUU. However, because CIE cannot always distinguish unique individuals playing across multiple platforms, an individual who plays any of its games on two different platforms (e.g., web and mobile) in a given 30-day period may be counted as two MUU in the event that CIE does not have data that allows it to identify and separate the player. Because many of CIE's players play more than one game in a given 30-day period, MUU are always lower than MAU in any given time period. Average MUU for a particular period is the average of the MUU at each month-end during that period. CIE tracks MUU as a measure of total audience reach across its network of games.

Monthly Unique Payers. CIE defines Monthly Unique Payers ("MUP") as the number of unique individuals who purchased virtual currency in any of its games on a particular platform in the 30-day period ending with the measurement date. An individual who makes multiple purchases of virtual currency on more than one of CIE's games on a particular platform in a given 30-day period would be counted as a single MUP. However, because CIE cannot always distinguish unique individuals purchasing virtual currency across multiple platforms, an individual who makes a purchase of virtual currency on any of CIE's games on two different platforms (e.g., web and mobile) in a given 30-day period may be counted as two MUP in the event that CIE does not have data that allows it to identify and separate the paying user. Average MUP for a particular period is the average of the MUP at each month-end during that period. CIE uses MUP as a measure of monetization across all of its players through the sale of virtual goods.
Average Revenue per User. CIE defines Average Revenue per User ("ARPU") as (i) the total revenue in a given period, (ii) divided by the number of days in that period, (iii) divided by the average DAU during the period. CIE believes that ARPU provides useful information to investors and others in understanding and evaluating its results in the same manner as the Company's management and Board of Directors. CIE uses ARPU as a measure of overall monetization across all of its players through the sale of virtual goods.
The table below shows the results of CIE's social and mobile games business, using the operating metrics described above, for the periods indicated. User statistics are presented in thousands of users and ARPU is presented in dollars.

	For the Three Months Ended
	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sep. 30, 2014	Jun. 30, 2014
Average Daily Active Users (1)	6,132	6,061	5,706	5,640	5,681
Average Monthly Active Users (1)	19,177	19,044	17,863	17,767	18,575
Average Monthly Unique Users (1)	17,918	17,803	16,508	16,472	16,794
Average Monthly Unique Payers (1)	796	762	657	595	539
Average Revenue Per User	$0.31	$0.31	$0.28	$0.29	$0.26
_____________________________________________________

(1) CIE systems cannot always distinguish unique individuals playing games in multiple sessions in the same day or in a 30-day period ending with the measurement date, playing the same game across multiple platforms, or playing different titles offered by CIE. Thus, users who play multiple titles or multiple platforms may be counted as more than one user within the respective operating metrics.
Consistent with the social and mobile business model, only a small portion of CIE’s social and mobile games players pay for virtual goods. For the three months ended June 30, 2015, CIE had approximately 796 thousand average MUP, or 4.4% of the total number of average MUU on the social and mobile platforms during this period, who purchased virtual goods. There was approximately 539 thousand average MUP, or 3.2% of the total number of average MUU on the social and mobile platforms, who purchased virtual goods for the three months ended June 30, 2014. Because the opportunity for social interactions and player generated promotion through playing platforms increases as the overall number of players increases, CIE believes that maintaining and growing its total number of players, including the number of players who may not purchase virtual goods, is important to the success of its business. The sale of virtual goods, however, constitutes the primary source of revenue for CIE's social and mobile games business. The degree to which game players choose to pay for virtual goods in the games is driven by CIE's ability to create content that enhances the game-play experience. CIE's revenue and overall financial performance are affected by the number of players and the effectiveness of its monetization of players through the sale of virtual goods.
CIE's user metrics are impacted by several factors that cause them to fluctuate on a quarterly basis. Growth in the performance metrics is largely attributable to strong organic growth from CIE's games on both mobile and social platforms. Future growth in audience and engagement will depend on CIE's ability to retain current players, attract new players and expand into new markets and distribution platforms.
Casino Properties and Developments

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Net revenues	$390.0	$294.1	$95.9	$779.9	$586.1	$193.8
Income from operations	54.8	27.4	27.4	105.3	63.2	42.1
Operating margin(1)	14.1%	9.3%	4.7%	13.5%	10.8%	2.7%
Adjusted EBITDA(2)	98.5	66.6	31.9	187.8	138.2	49.6
_____________________________________________________

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
Second Quarter 2015 results compared with Second Quarter 2014
Casino Properties and Developments net revenues for the second quarter of 2015 increased by $95.9 million, or 32.6%, when compared to the same period in 2014 primarily due to the openings of The Cromwell in May 2014 and Horseshoe Baltimore in August 2014, and renovations at The LINQ Hotel & Casino, partially offset by lower revenues at Harrah's New Orleans as a result of the April 2015 smoking ban. Total rated trips increased approximately 59.6% during the second quarter of 2015 when compared to the same period in 2014, primarily driven by a 66.6% increase for non-lodgers and 9.2% increase for lodgers. Spend per trip decreased due to a decrease in spend per trip by lodgers. Gross casino hold also saw a positive variance, increasing from 11.4% for the quarter ended June 30, 2014 to 12.2% for the quarter ended June 30, 2015.
Room revenues for the second quarter of 2015 and 2014 were $82.5 million and $64.9 million, respectively. Cash average daily room rates for the second quarter of 2015 increased to approximately $120, or 11.1%, when compared to approximately $108 for the same period in 2014 primarily due to upgraded rooms at The LINQ Hotel & Casino. Average daily occupancy was 94.9% and 92.8% for the second quarter of 2015 and 2014, respectively. Revenue per available room ("RevPar") for the second quarter of 2015 and 2014 was $113 and $102, respectively, or an increase of 10.8%.
Food and beverage revenues for the second quarter of 2015 and 2014 were $66.0 million and $57.1 million, respectively. The increase of $8.9 million, or 15.6%, in food and beverage revenue was driven largely by new offerings that opened in 2014 across the portfolio including various new venues at The Cromwell and Horseshoe Baltimore.
Other revenues for the second quarter of 2015 were $42.8 million, as compared to $38.6 million for the same period in 2014. The increase of $4.2 million, or 10.9%, was primarily due to the openings of The Cromwell and Horseshoe Baltimore.
Income from operations for the second quarter of 2015 increased by $27.4 million, or 100.0%, when compared to the same period in 2014. The income impact of increased revenues was partially offset by the combination of operating expenses incurred after the openings of The Cromwell and Horseshoe Baltimore and management fee expenses incurred after the May 2014 acquisitions. Adjusted EBITDA for the second quarter of 2015 increased by $31.9 million or 47.9%, when compared to the same period in 2014 primarily driven by increased revenues, partially offset by operating expenses incurred after the openings of The Cromwell and Horseshoe Baltimore.
Six Months Ended June 30, 2015 results compared with June 30, 2014
Casino Properties and Developments net revenues for the six months ended June 30, 2015 increased by $193.8 million, or 33.1%, when compared to the same period in 2014 primarily due to openings The Cromwell in May 2014 and Horseshoe Baltimore in August 2014, and renovations at The LINQ Hotel & Casino, partially offset by lower revenues at Harrah's New Orleans as a result of the April 2015 smoking ban. Total rated trips increased approximately 60.7% during the six months ended June 30, 2015 when compared to the same period in 2014, primarily driven by a 69.0% increase for non-lodgers, and 3.5% increase for lodgers. While spend per trip for lodgers and non-lodgers increased, the shift to non-lodgers who typically spend less caused combined spend per trip to decline. For the six months ended 2015, gross casino hold also saw a positive variance, increasing from 11.3% for the six months ended June 30, 2014 to 11.8% for the six months ended June 30, 2015.
Room revenues for the six months ended June 30, 2015 and 2014 were $156.8 million and $134.6 million, respectively. Cash average daily room rates for the six months ended June 30, 2015 increased to approximately $123, or 15.0%, when compared to approximately $107 for the same period in 2014 primarily due to upgraded rooms at The LINQ Hotel & Casino. Average daily occupancy was 93.3% and 91.3% for the six months ended June 30, 2015 and 2014, respectively. RevPar for the six months ended June 30, 2015 and 2014 was $114 and $100, respectively, or an increase of 14.0%.
Food and beverage revenues for the six months ended June 30, 2015 and 2014 were $134.3 million and $114.0 million, respectively. The increase of $20.3 million, or 17.8%, in food and beverage revenue was driven largely by new offerings that opened in 2014 across the portfolio including various new venues at The Cromwell and Horseshoe Baltimore.

Other revenues for the six months ended June 30, 2015 and 2014 were $79.0 million and $68.9 million, respectively. The increase of $10.1 million, or 14.7%, was primarily due to Drai's at The Cromwell and the opening of Horseshoe Baltimore.
Income from operations for the six months ended June 30, 2015 increased by $42.1 million, or 66.6%, when compared to the same period in 2014. The income impact of increased revenues was partially offset by the combination of operating expenses incurred after the openings of The Cromwell and Horseshoe Baltimore and management fee expenses incurred after the May 2014 acquisitions. Adjusted EBITDA for the six months ended June 30, 2015 increased by $49.6 million, or 35.9%, when compared to the same period in 2014 primarily driven by increased revenues partially offset by operating expenses incurred after the openings of The Cromwell and Horseshoe Baltimore.
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
Other Factors Affecting Net Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2015	2014	Change	2015	2014	Change
Interest expense, net of interest capitalized	$(47.6)	$(62.4)	$14.8	$(95.8)	$(79.6)	$(16.2)
Interest income	—	—	—	—	1.0	(1.0)
Interest income - related party	—	51.3	(51.3)	—	100.1	(100.1)
Loss on extinguishment of debt	—	(23.2)	23.2	—	(23.8)	23.8
Other income/(expense), net	—	—	—	(1.0)	—	(1.0)
Provision for income taxes	(13.8)	(0.2)	(13.6)	(25.2)	(9.8)	(15.4)
Net loss from discontinued operations	—	(0.6)	0.6	—	(1.0)	1.0
Net (income)/loss attributable to non-controlling interests (1)	(2.4)	2.9	(5.3)	(2.3)	9.4	(11.7)
_____________________________________________________

(1) CGP LLC's non-controlling interest reflects the non-controlling interest associated with consolidating CIE and the Maryland Joint Venture into CGP LLC.
Interest Expense, Net of Interest Capitalized
Interest expense, net of interest capitalized for the three and six months ended June 30, 2015 and 2014 primarily related to the debt incurred in May 2014 by Caesars Growth Properties Holdings, LLC (“CGPH”) to fund the May 2014 acquisitions (described in Note 1 — Description of Business and Basis of Presentation) and the repayment of the Planet Hollywood secured loan. Interest expense, net of interest capitalized, due to these transactions was $37.4 million, $73.5 million for three and six months ended June 30, 2015, respectively, and $53.3 million for the three and six months ended June 30, 2014.
Interest expense, net of interest capitalized, related to Planet Hollywood for the three and six months ended June 30, 2015 was immaterial and for the three and six months ended June 30, 2014 was $5.3 million and $14.9 million, respectively. The Planet Hollywood secured loan was repaid in May 2014.
In July 2013, CBAC Borrower, LLC ("CBAC Borrower") entered into a credit agreement (the "Baltimore Credit Facility"). Interest expense associated with this facility was $7.5 million and $15.0 million for the three and six months ended June 30, 2015, respectively, and $6.1 million and $11.8 million for the three and six months ended June 30, 2014, respectively. Upon completion of the construction in 2014, there was no interest capitalized during three and six months ended June 30, 2015, however, interest expense for the three and six months ended June 30, 2014 was offset by capitalized interest of $5.5 million and $9.6 million, respectively, related to the construction of the facility.
Caesars Interactive has an unsecured credit facility with Caesars Entertainment (the "Credit Facility"). No principal payments are required under the Credit Facility until its maturity date of November 29, 2016. The unsecured related party loans bear interest on the unpaid principal amounts at a rate per annum equal to the London Inter-Bank Offered Rate ("LIBOR") plus 5%. CIE recorded interest expense associated with this debt in the amount of $0.5 million and $1.0 million for the three and six months ended June 30, 2015, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2014, respectively.
Additional interest expense was $5.7 million and $12.0 million for the three and six months ended June 30, 2015, respectively, as compared to $5.7 million and $14.5 million for the three and six months ended June 30, 2014, respectively.

Interest expense was offset by capitalized interest of $3.4 million and $5.7 million for the three and six months ended June 30, 2015, respectively, and $3.0 million and $6.3 million for the three and six months ended June 30, 2014, respectively, related to the $185.0 million, seven-year senior secured credit facility bearing interest at LIBOR plus 9.75% with a LIBOR floor of 1.25% (the "Cromwell Credit Facility"), Special Improvement District Bonds, capital leases, and other financing obligations.
Interest expense associated with contingent consideration and capital lease obligations was not material to any period presented.
Interest Income
Interest income was not material to the respective periods.
Interest Income - Related Party
CGP LLC recognized interest income on its portfolio of approximately $1.1 billion face value of aggregate principal amount of senior notes issued by CEOC through the third quarter of 2014. During the third quarter of 2014, CGP LLC sold a portion of the notes to CEOC and distributed the remaining notes to as a dividend to its members, pro-rata based upon each member’s ownership percentage in CGP LLC.
Loss on Extinguishment of Debt
The Planet Hollywood secured loan contained excess cash flow provisions which required mandatory prepayments when certain conditions were met. Prepayments in excess of the recorded book value of principal owed were recorded in Loss on extinguishment of debt in the Combined and Consolidated Condensed Statements of Operations of CGP LLC. Loss on extinguishment of debt decreased $23.2 million for the three months ended June 30, 2015 compared to the same period in 2014 and $23.8 million for the six months ended June 30, 2015 compared to the same period in 2014 due to the payoff of the Planet Hollywood Loan in May 2014 in conjunction with the Second Lien Intercreditor Agreement, as defined in the Intercreditor Agreement and Collateral Agreement section below.
Other Income/(Expense), Net
For the six months ended June 30, 2015, other expense was $1.0 million. Other income/(expense) for the three months ended June 30, 2015 and three and six months ended June 30, 2014 was not material to the respective periods.
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
Net Loss from Discontinued Operations, Net of Income Tax
In June 2014, CIE concluded that, effective August 2014, it would suspend operations of its Minsk studio. As a result, CIE recorded an impairment of $15.5 million in the second quarter of 2014. In the third quarter of 2014, CIE settled its accrued contingent consideration liability for $4.5 million and recognized a gain of $1.4 million on the final disposition of the entity. CGP LLC has presented the operations the Minsk studio as discontinued operations in CGP LLC's Combined and Consolidated Condensed Statements of Operations.
Net (Income)/Loss Attributable to Non-controlling Interests
CGP LLC's non-controlling interest reflects the non-controlling interest associated with consolidating CIE and the Maryland Joint Venture into CGP LLC. Net income attributable to non-controlling interests in Caesars Interactive was $6.1 million and $10.6 million for the three and six months ended June 30, 2015, respectively. For the three months ended June 30, 2014, net loss of $0.2 million was attributable to non-controlling interests in CIE. Due to the offsetting net income attributable to non-controlling interests in the first quarter of 2014, there was a net zero impact for the six months ended June 30, 2014. Net loss attributable to non-controlling interests in the Maryland Joint Venture was $3.7 million and $8.3 million for the three and six months ended June 30, 2015, respectively, and $2.7 million and $9.4 million for the three and six months ended June 30, 2014, respectively.
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

	For the Three Months Ended June 30, 2015
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other (1)	Total
Net income/(loss) from continuing operations	$39.2	$7.7	$(9.9)	$37.0
Provision for income taxes	13.8	—	—	13.8
Income/(loss) from continuing operations before income taxes	53.0	7.7	(9.9)	50.8
Interest expense, net of interest capitalized	1.3	47.1	(0.8)	47.6
Depreciation and amortization	7.8	38.1	—	45.9
EBITDA	62.1	92.9	(10.7)	144.3
Write-downs, reserves and project opening costs, net of recoveries (3)	—	3.5	—	3.5
Change in fair value of contingently issuable non-voting membership units (4)	—	—	2.7	2.7
Stock-based compensation (6)	6.6	1.1	—	7.7
Other (7)	0.8	1.0	0.4	2.2
Adjusted EBITDA	$69.5	$98.5	$(7.6)	$160.4

	For the Three Months Ended June 30, 2014
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other (1)	Total
Net income/(loss) from continuing operations	$(1.8)	$(61.9)	$74.2	$10.5
Provision for income taxes	(3.9)	4.1	—	0.2
Income/(loss) from continuing operations before income taxes	(5.7)	(57.8)	74.2	10.7
Interest expense, net of interest capitalized	1.3	62.0	(0.9)	62.4
Interest income, including related party	—	—	(51.3)	(51.3)
Depreciation and amortization	7.5	25.2	0.1	32.8
EBITDA	3.1	29.4	22.1	54.6
Loss on extinguishment of debt (2)	—	23.2	—	23.2
Write-downs, reserves and project opening costs, net of recoveries (3)	—	8.4	—	8.4
Change in fair value of contingently issuable non-voting membership units (4)	—	—	(27.6)	(27.6)
Change in fair value of contingent consideration (5)	31.9	—	—	31.9
Acquisition and integration costs	0.6	5.4	(0.2)	5.8
Stock-based compensation (6)	8.1	—	—	8.1
Other (7)	0.9	0.2	—	1.1
Adjusted EBITDA	$44.6	$66.6	$(5.7)	$105.5

	For the Six Months Ended June 30, 2015
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other (1)	Total
Net income from continuing operations	$66.5	$11.1	$103.5	$181.1
Provision for income taxes	25.2	—	—	25.2
Income from continuing operations before income taxes	91.7	11.1	103.5	206.3
Interest expense, net of interest capitalized	3.2	94.2	(1.6)	95.8
Depreciation and amortization	15.6	71.4	—	87.0
EBITDA	110.5	176.7	101.9	389.1
Other Income, net	—	—	1.0	1.0
Write-downs, reserves and project opening costs, net of recoveries (3)	—	6.6	—	6.6
Change in fair value of contingently issuable non-voting membership units (4)	—	—	(114.8)	(114.8)
Acquisition and integration costs	—	0.3	—	0.3
Stock-based compensation (6)	19.7	2.0	—	21.7
Other (7)	1.9	2.2	0.4	4.5
Adjusted EBITDA	$132.1	$187.8	$(11.5)	$308.4

	For the Six Months Ended June 30, 2014
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other (1)	Total
Net income/(loss) from continuing operations	$0.7	$(50.7)	$46.9	$(3.1)
Provision for income taxes	(1.8)	11.6	—	9.8
Income/(loss) from continuing operations before income taxes	(1.1)	(39.1)	46.9	6.7
Interest expense, net of interest capitalized	2.0	78.5	(0.9)	79.6
Interest income, including related party	—	—	(101.1)	(101.1)
Depreciation and amortization	13.6	47.3	0.1	61.0
EBITDA	14.5	86.7	(55.0)	46.2
Loss on extinguishment of debt (2)	—	23.8	—	23.8
Write-downs, reserves and project opening costs, net of recoveries (3)	—	22.0	—	22.0
Change in fair value of contingently issuable non-voting membership units (4)	—	—	48.5	48.5
Change in fair value of contingent consideration (5)	32.6	—	—	32.6
Acquisition and integration costs	0.6	5.4	—	6.0
Stock-based compensation (6)	26.4	—	—	26.4
Other (7)	1.6	0.3	—	1.9
Adjusted EBITDA	$75.7	$138.2	$(6.5)	$207.4

	Interactive Entertainment
(In millions)	Three Months Ended December 31, 2014	Three Months Ended September 30, 2014
Net loss from continuing operations	$(18.7)	$(2.9)
Provision for income taxes	17.0	21.1
Income/(loss) from continuing operations before income taxes	(1.7)	18.2
Interest expense, net of interest capitalized	2.0	1.8
Depreciation and amortization	7.6	7.3
EBITDA	7.9	27.3
Other expense, net	—	0.1
Write-downs, reserves and project opening costs, net of recoveries (3)	—	2.5
Change in fair value of contingent consideration (5)	—	0.1
Acquisition and integration costs	1.1	0.3
Stock-based compensation (6)	38.3	22.0
Other (7)	0.6	1.1
Adjusted EBITDA	$47.9	$53.4
_____________________________________________________

(1)	Includes investment in CEOC bonds through the third quarter of 2014, the CGP parent company and intercompany eliminations.

(2)
Amounts represent the difference between the fair value of consideration paid and the book value, net of deferred financing costs, of debt retired through debt extinguishment transactions, which are capital structure-related, rather than operational-type costs.

(3)	Amounts primarily represent development costs related to construction activity at Horseshoe Baltimore, The Cromwell and The LINQ Hotel & Casino.

(4)
Amounts represent the change in fair value of contingently issuable membership units associated with the CIE earn-out calculation related to the transactions establishing CGP LLC. The total liability represents the estimated fair value of CGP LLC non-voting membership units to be issued to a subsidiary of Caesars Entertainment.

(5)	Amounts represent the change in fair value of contingent consideration for CIE acquisitions.

(6)	Amounts represent stock-based compensation expense related to stock options, restricted shares and restricted stock units.

(7)	Amounts represent other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified, such as lobbying expenses.
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
CGP LLC's planned development projects, if they go forward, could require significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion, and the commencement of operations of development projects are contingent upon, among other things, negotiation of final agreements and receipt of requisite approvals from the applicable political and regulatory bodies. Excluding amounts spent for the purchases of businesses, CGP LLC's cash used for capital spending was $68.4 million and $131.6 million for the three and six months ended June 30, 2015, respectively, and $220.6 million and $310.4 million for the three and six months ended June 30, 2014, respectively.
The majority of the 2015 capital spending related to the renovation of The LINQ Hotel & Casino. The LINQ Hotel & Casino began opening a portion of the Phase II renovated rooms in March 2015 and it was fully completed in early May 2015. The majority of the 2014 capital spending related to The Cromwell which was completed and reopened in the second quarter of 2014, Horseshoe Baltimore which opened in August 2014, and the renovation of The LINQ Hotel & Casino. For the three and six months ended June 30, 2015, capital expenditures net of related payables for The LINQ Hotel & Casino were $55.8 million and $85.7 million, respectively. For the three and six months ended June 30, 2014, capital expenditures net of related payables for The LINQ Hotel & Casino were $16.1 million and $23.0 million, respectively. Capital expenditures net of related payables for The Cromwell were $51.1 million and $94.2 million for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2014, capital expenditures net of related payables for Horseshoe Baltimore were $95.8 million and $143.0 million, respectively.
Liquidity
CGP LLC's primary sources of liquidity include currently available cash and cash equivalents, cash flows generated from its operations and borrowings under the CGPH Term Loan as defined below. CGP LLC's cash and cash equivalents, excluding restricted cash, totaled $890.6 million and $944.1 million for the periods ending June 30, 2015 and December 31, 2014, respectively. Of total cash and cash equivalents, Caesars Interactive Entertainment, Inc. ("Caesars Interactive" or "CIE") had $73.5 million and $92.1 million in foreign subsidiaries at June 30, 2015 and December 31, 2014, respectively. Caesars Interactive may use the cash in its subsidiaries outside the U.S. to repay debt payable to related parties, fund operations at these subsidiaries, pursue international acquisitions, or repatriate the cash to CGP LLC.
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
CGP LLC’s restricted cash totaled $25.4 million and $40.0 million as of June 30, 2015 and December 31, 2014, respectively. Restricted cash and cash equivalents include amounts restricted under the terms of the Baltimore Credit Facility and the Cromwell Credit Facility, as defined below. The classification of restricted cash between current and long-term is dependent upon the intended use of each particular reserve.
CGPH filed a registration statement on Form S-4 (the "Registration Statement") on March 30, 2015 and amendments to such Registration Statement on May 18, 2015 and May 29, 2015 to initiate an offer to exchange the 2022 notes (as defined below) and certain related guarantees in a private offering for a like aggregate amount of CGPH’s registered 9.375% Second-Priority Senior Secured Notes due 2022 and certain related guarantees (collectively refer to as the “Exchange Notes”). The Registration Statement was declared effective on June 26, 2015 (the “Effective Date”). The exchange offer was consummated on July 28, 2015. See Caesars Growth Properties Holdings Notes below. CGPH and Caesars Growth Properties Finance, Inc. (“Finance” and each, an “Issuer” and together, the “Issuers”), issued $675.0 million aggregate principal amount of their 9.375% second-priority senior secured notes due 2022 pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee (the "Indenture"). On May 8, 2014, CGPH closed on $1.175 billion of term loans (the "CGPH Term Loan") pursuant to a credit agreement (as defined in Caesars Growth Properties Holdings Term Loan section below). As of June 30, 2015, CGPH had $659.5 million and $1,129.0 million, respectively, in book value of indebtedness outstanding for the 2022 Notes and CGPH Term Loan. At December 31, 2014, the book value of indebtedness outstanding for the 2022 Notes and CGPH Term Loan was $658.7 million and $1,132.5 million, respectively. As of June 30, 2015, the assets of Harrah’s New Orleans, Bally’s Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for certain of CGPH’s outstanding debt securities.
In November 2012, The Cromwell entered into a $185.0 million, seven-year senior secured credit facility bearing interest at LIBOR plus 9.75% with a LIBOR floor of 1.25% to fund the renovation of the former Bill's Gamblin' Hall and Saloon into a boutique lifestyle hotel. As of June 30, 2015, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
As of both June 30, 2015 and December 31, 2014, CIE had $39.8 million of book value of indebtedness outstanding and payable to Caesars Entertainment. Horseshoe Baltimore had $320.3 million and $319.2 million for the respective periods, and The Cromwell had $177.4 million and $178.0 million, respectively, of book value of indebtedness outstanding and payable to third-party lenders for the same periods.
As of June 30, 2015 and December 31, 2014, respectively, CGP LLC had $2,436.1 million and $2,386.2 million face value of indebtedness outstanding, including capital lease indebtedness. Cash paid for interest for the six months ended June 30, 2015 and 2014 was $95.4 million and $42.9 million, respectively.
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
Capital Resources
The following table presents CGP LLC's outstanding third-party debt as of June 30, 2015 and December 31, 2014.

	Final	Interest Rates at	Face Value at	Book Value at
(In millions)	Maturity	June 30, 2015	June 30, 2015	June 30, 2015	December 31, 2014
Secured debt
Caesars Growth Properties Holdings Revolving Credit Facility	2019	5.44%	$60.0	$60.0	$—
Caesars Growth Properties Holdings Term Loan	2021	6.25%	1,163.2	1,129.0	1,132.5
Caesars Growth Properties Holdings Notes	2022	9.375%	675.0	659.5	658.7
Horseshoe Baltimore Credit and FF&E Facilities	2019 - 2020	8.25% - 8.75%	330.0	316.6	315.6
Cromwell Credit Facility	2019	11.00%	183.3	177.4	178.0
Capital lease obligations	2015 - 2017	various	2.2	2.2	3.9
Other financing obligations	2018	8.00%	4.7	3.7	3.6
Unsecured debt
Special Improvement District Bonds	2037	5.30%	14.1	14.1	14.5
Other financing obligations	2016	various	3.6	3.6	4.5
Total debt			2,436.1	2,366.1	2,311.3
Current portion of total debt			(85.8)	(85.8)	(19.6)
Long-term debt			$2,350.3	$2,280.3	$2,291.7
CGP LLC early adopted Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, during the quarter ended June 30, 2015 and has retrospectively applied the amendments to its Consolidated Condensed Balance Sheets as of December 31, 2014. CGP LLC reclassified $14.5 million of unamortized debt issuance costs from Deferred charges and other assets to a direct deduction from the carrying amount of the debt liability in Long-term debt in its Consolidated Condensed Balance Sheets included in Exhibit 99.1 as of December 31, 2014. See Recently Issued Accounting Pronouncements below.
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

Caesars Growth Properties Holdings Senior Secured Credit Facility
On May 8, 2014, CGPH closed on the $1.175 billion term loan pursuant to a First Lien Credit Agreement among Caesars Growth Properties Parent, LLC ("Parent"), the Borrower, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (the "Administrative Agent"), and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., UBS Securities LLC, J.P Morgan Securities LLC, Morgan Stanley & Co. LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as Co-Lead Arrangers and Bookrunners (the "Credit Agreement"). CGPH used $476.9 million of the net proceeds from the CGPH Term Loan to repay all amounts outstanding under the Planet Hollywood Loan Agreement (as defined below) and recognized $23.8 million loss on early extinguishment of debt. The proceeds were also used to fund the Acquired Properties Transaction and the Harrah's Transaction (collectively, the "Asset Purchase Transactions"). The Harrah's Transaction refers to CGPH's May 20, 2014 acquisition through one or more subsidiaries of (i) Harrah’s New Orleans, (ii) 50% of the ongoing management fees and any termination fees payable under the Louisiana property management agreement entered between a Property Manager and the owners of Harrah's New Orleans and (iii) certain intellectual property that is specific to Harrah's New Orleans.
The Credit Agreement also provides for a $150.0 million revolving credit agreement (the "Revolving Credit Facility"), which was undrawn at the closing of the CGPH Term Loan. As of June 30, 2015, $60.0 million of borrowings were outstanding under the Revolving Credit Facility and $0.1 million was committed to outstanding letters of credit. Borrowings under the Revolving Credit Facility are each subject to separate note agreements executed based on the provisions of the Credit Agreement, and each note has a contractual maturity of less than one year. The Revolving Credit Facility has a contractual maturity of greater than one year and we have the ability to repay the outstanding principal balances beyond the next 12 months; however, we currently intend to repay the principal balances within the following 12 months. Amounts borrowed under the Revolving Credit Facility are intended to satisfy short-term liquidity needs and are classified in Current portion of long-term debt in the Consolidated Condensed Balance Sheets included in Exhibit 99.1. On July 15, 2015, CGPH paid $15.0 million of the borrowings on its Revolving Credit Facility, leaving a balance of $45.0 million of borrowings outstanding.
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
As of June 30, 2015, the book value of the CGPH Term Loan was presented net of the unamortized discount of $29.1 million and net of unamortized debt issuance costs of $5.1 million. The effective interest rate was 6.86%.
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
The CGPH Term Loan requires that CGPH maintains a senior secured leverage ratio ("SSLR") of no more than 6.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined ("CGPH Adjusted EBITDA"). As of June 30, 2015, CGPH's SSLR was 3.26 to 1.00.

As of June 30, 2015, the assets of Harrah’s New Orleans, Bally’s Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the CGPH Term Loan.
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
As of June 30, 2015, the book value of the 2022 Notes was presented net of the unamortized discount of $13.6 million and net of unamortized debt issuance costs of $1.9 million. The effective interest rate was 9.84%.
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
As of June 30, 2015, the assets of Harrah’s New Orleans, Bally’s Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the 2022 Notes.
Registration Rights Agreement. In connection with the issuance of the 2022 Notes, the Issuers were subject to a registration rights agreement that required CGPH to use its commercially reasonable efforts to prepare, to cause to be filed with the Securities and Exchange Commission, and to become effective on or prior to April 17, 2015, a registration statement with respect to the 2022 Notes, which were originally issued pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Initial 2022 Notes"). Accordingly, the CGPH filed a registration statement on Form S-4 (the "Registration Statement") on March 30, 2015 and Amendments to such Registration Statement on May 18, 2015 and May 29, 2015. The Registration Statement was declared effective on June 26, 2015 (the “Effective Date”).
Since the Effective Date was not on or prior to April 17, 2015, CGPH incurred additional interest on the 2022 Notes of 0.25% annually beginning April 18, 2015, which increased to 0.50% annually from July 18, 2015 until the consummation of the exchange offer on July 28, 2015. Upon the consummation of the exchange offer, the Initial 2022 Notes that were exchanged were replaced with new notes (the “Exchange Notes” and, together with the Initial 2022 Notes, the “2022 Notes”), whose terms are substantially identical to that of the Initial 2022 Notes, except that the Exchange Notes have no transfer restrictions or registration rights. The 2022 Notes are co-issued by the Issuers, as well as jointly and severally, irrevocably and unconditionally guaranteed by CGPH and each of its wholly-owned, domestic, restricted subsidiaries on a senior secured basis (other than Finance). In addition, CGPH is a holding company that owns no operating assets and has no significant operations independent of its subsidiaries.
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
Horseshoe Baltimore Credit and FF&E Facilities
CBAC, a joint venture among Caesars Baltimore Investment Company, LLC, Rock Gaming Mothership LLC, CVPR Gaming Holdings, LLC, STRON-MD Limited Partnership and PRT Two, LLC, entered into the Baltimore Credit Facility in July 2013 in order to finance the acquisition of land in Baltimore, Maryland and the construction of the Horseshoe Baltimore and a parking garage (collectively, the "Baltimore Development"). The Baltimore Credit Facility provides for (i) a $300.0 million senior secured term facility with a seven-year maturity, which is comprised of a $225.0 million facility that was funded on July

2, 2013 upon the closing of the Baltimore Credit Facility, a $37.5 million delayed draw facility available from the closing of the Baltimore Credit Facility that was fully drawn in June 2014 and a $37.5 million delayed draw facility that was drawn by $10.0 million in September 2014, $17.0 million in October 2014 and $10.5 million in November 2014 and (ii) a $10.0 million senior secured revolving facility with a five-year maturity that remained undrawn at June 30, 2015. The Baltimore Credit Facility is secured by substantially all material assets of CBAC and its wholly-owned domestic subsidiaries.
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
As of June 30, 2015, the book value of the Baltimore Credit Facility was presented net of the unamortized discount of $8.6 million and net of unamortized debt issuance costs of $4.8 million. The effective interest rate was 9.77%.
In connection with the foregoing, Caesars Baltimore Investment Company, LLC and the other joint venture partners each provide, on a several and not joint basis, a completion guarantee with respect to the Baltimore Development, which guarantees completion of the construction of the Baltimore Development, availability of contemplated working capital and the discharge, bonding or insuring over of certain liens in connection with the Baltimore Development. The maximum liability of Caesars Baltimore Investment Company, LLC under its completion guarantee at June 30, 2015 and December 31, 2014 representing fair value was approximately $9.1 million. The guarantee is recorded as Payables to related parties and Restricted cash on the Consolidated Condensed Balance Sheets of CGP LLC. As of June 30, 2015, the assets of Horseshoe Baltimore were pledged as collateral for the Baltimore Credit Facility.
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
The Baltimore Credit Facility contains customary negative covenants, subject to certain exceptions, restricting or limiting the ability of CBAC to, among other things, dispose of its assets and change its business or ownership, consummate mergers or acquisitions, make dividends, stock repurchases and optional redemptions of subordinated debt, incur debt and issue preferred stock, make loans and investments, create liens on its assets and enter into transactions with affiliates. In addition, the Baltimore Credit Facility includes a covenant prohibiting the senior secured leverage ratio from exceeding 7.5 to 1.0 for the first four quarters, 6.0 to 1.0 for the next four quarters and 4.75 to 1.0 for the remainder of the agreement beginning two quarters after the commencement of operations of the Baltimore Development. Commencement of operations is defined to occur when certain conditions as defined in the credit agreement are met, which occurred as of June 30, 2015.
Concurrently with the closing of the Baltimore Credit Facility, CBAC entered into an equipment financing term loan facility for up to $30.0 million (the "Baltimore FF&E Facility"). Under the Baltimore FF&E Facility, CBAC may use funds from the facility to finance or reimburse the purchase price and certain related costs of furniture, furnishings and equipment to be used in the Baltimore Development. Proceeds of the Baltimore FF&E Facility will also be available to refinance the purchase price of FF&E purchased with other amounts available to CBAC. The Baltimore FF&E Facility will mature in 2019. CBAC drew down $20.0 million from this facility in November 2014 and the remaining $10.0 million in December 2014.
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
Management believes that CGP LLC is in compliance with the Baltimore Credit Facility and Baltimore FF&E Facility covenants as of June 30, 2015.
Cromwell Credit Facility
In November 2012, Corner Investment Propco, LLC ("PropCo"), a wholly-owned subsidiary of The Cromwell, entered into a $185.0 million, seven-year senior secured credit facility bearing interest at LIBOR plus 9.75% with a LIBOR floor of 1.25% (the "Cromwell Credit Facility") to fund the renovation of the former Bill's Gamblin' Hall and Saloon into a boutique lifestyle hotel, rebranded as The Cromwell. The renovation included a complete remodeling of the guest rooms, casino floor and common areas, the addition of a second floor restaurant, and the construction of an approximately 65,000 square foot rooftop pool and dayclub/nightclub. The Cromwell owns the property and the dayclub/nightclub is leased to a third party. The proceeds of the Cromwell Credit Facility were funded during the fourth quarter of 2012 and are included as Restricted cash on the Consolidated Condensed Balance Sheets until drawn to pay for costs incurred in the renovation. The Cromwell’s gaming floor opened on April 21, 2014 and its 188 hotel rooms became available to guests starting on May 21, 2014.
As of June 30, 2015, the book value of the Cromwell Credit Facility was presented net of the unamortized discount of $4.2 million and net of unamortized debt issuance costs of $1.7 million. The effective interest rate was 11.89%.
The Cromwell Credit Facility also contains certain affirmative and negative covenants and requires PropCo to maintain, for the quarters ended December 31, 2014 and March 31, 2015, at least $7.5 million in consolidated EBITDA from PropCo, including the third-party leased dayclub/nightclub operations (the "Consolidated PropCo EBITDA"). Beginning in the second quarter of 2015 and continuing through the first quarter of 2016, the Cromwell Credit Facility requires PropCo to maintain a SSLR of no more than 5.25 to 1.00, which is the ratio of PropCo's first lien senior secured net debt to Consolidated PropCo EBITDA. The SSLR from the second quarter of 2016 through the first quarter of 2017 may not exceed 5.00 to 1.00. The SSLR beginning in the second quarter of 2017 and for each fiscal quarter thereafter may not exceed 4.75 to 1.00. As of June 30, 2015, PropCo's SSLR was 4.40 to 1.00.
During the quarters ended December 31, 2014 and March 31, 2015, PropCo failed to meet the covenant of achieving Consolidated PropCo EBITDA of at least $7.5 million. The Cromwell Credit Facility allows CGP LLC to cure this covenant by making a cash cure payment. Such payments were made on March 31, 2015 during the permitted cure period for the quarter ended December 31, 2014 and on May 22, 2015 during the permitted cure period for the quarter ended March 31, 2015. The Cromwell Credit Facility allows this right to cure provided that (i) in each eight-fiscal-quarter period there shall be no more than five fiscal quarters in which the cure right is exercised and (ii) the cure right may not be exercised in any fiscal quarter that immediately follows two consecutive fiscal quarters in which it was exercised.
As of June 30, 2015, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
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
Capital Leases
CGP LLC has entered into multiple capital leases for gaming and wireless internet equipment. The assets related to these capital leases were included in Land, property and equipment, net in CGP LLC's Consolidated Condensed Balance Sheets. The leases had an outstanding liability balance of $2.2 million and $3.9 million as of June 30, 2015 and December 31, 2014, respectively.
Special Improvement District Bonds
In 2008, Bally's Las Vegas entered into a District Financing Agreement with Clark County, Nevada (the “County”). In accordance with the agreement, the County issued Special Improvement District Bonds to finance land improvements at Bally's Las Vegas and at an affiliate casino property, Caesars Palace. Of the total bonds issued by the County, $16.5 million was related to Bally's Las Vegas. These bonds bear interest at 5.30%, have principal and interest payments on June 1st of every year and interest only payments on December 1st of every year. The Special Improvement District Bonds mature on August 1, 2037.
Financing Obligations
During 2013, CGP LLC entered into multiple finance agreements for a total of $7.2 million for gaming equipment. The assets related to these agreements are included in Land, property and equipment, net of accumulated depreciation in the accompanying Consolidated Condensed Balance Sheets.
CIE Credit Facility
Caesars Interactive has entered into Credit Facility whereby Caesars Entertainment provided to Caesars Interactive unsecured intercompany loans as requested by CIE and approved by Caesars Entertainment on an individual transaction basis. No principal payments are required on the unsecured intercompany loans until their maturity date of November 29, 2016. The unsecured intercompany loans bear interest on the unpaid principal amounts at a rate per annum equal to LIBOR plus 5%. This credit facility does not have any restrictive or affirmative covenants. The outstanding balance on the Credit Facility was $39.8 million as of both June 30, 2015 and December 31, 2014. In July 2015, CIE repaid $20.0 million of the outstanding balance which was classified as Current portion of long-term debt to related party at June 30, 2015.
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
Contingently Issuable Non-voting Membership Units
Pursuant to the terms of the CGP Operating Agreement, in conjunction with CGP LLC's acquisition of CIE from Caesars Entertainment, CGP LLC is obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from a specified portion of CIE's social and mobile games business exceeds a predetermined threshold amount in 2015. The number of units to be issued is capped at a value of $225 million divided by the value of the non-voting units on October 21, 2013. On October 21, 2013, CGP LLC recorded a liability of $167.8 million representing the estimated fair value of additional non-voting membership units contingently issuable to Caesars Entertainment in 2016. The contingently issuable non-voting membership units' fair value is based upon a multiple of EBITDA for a specified portion of CIE's social and mobile games earnings for the calendar year 2015 in excess of a predetermined threshold and includes a maximum payout threshold. The estimated fair value of the contingently issuable non-voting membership units at June 30, 2015 and December 31, 2014 was $230.4 million and $345.2 million, respectively. Change in fair value was an increase of $2.7 million and a decrease of $114.8 million for the three and six months ended June 30, 2015, respectively, and a decrease of $27.6 million and an increase of $48.5 million for the three and six months ended June 30, 2014, respectively, which was reported within the CGP LLC Combined and Consolidated Condensed Statements of Operations.
Investment in Senior Notes Previously Issued by a Related Party
At December 31, 2013, CGP LLC owned $1.1 billion of aggregate principal amount of the CEOC Notes.
On May 5, 2014, CGP LLC entered into a Note Purchase Agreement (the "Note Purchase Agreement") by and among CEOC, CGP LLC and Caesars Growth Bonds, LLC (“CG Bonds”), a wholly-owned subsidiary of CGP LLC. Pursuant to the Note Purchase Agreement, CGP LLC agreed to sell to CEOC the $427.3 million principal amount of 5.625% senior notes of CEOC due 2015 (the “2015 Notes”) owned by CG Bonds at a price equal to $1,048.75 per $1,000 principal amount representing fair market value. On July 29, 2014, CGP LLC received approximately $451.9 million of consideration (including $3.8 million for interest) as part of the closing of the Note Purchase Agreement.
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

Other Obligations and Commitments
The table below summarizes CGP LLC's debt and related interest obligations as of June 30, 2015.

	Payments Due by Period (1)
(In millions)	Total	Remainder of 2015	1-3 years	4-5 years	After 5 years
Debt payable to third parties, face value (2)	$2,436.1	$27.3	$120.4	$502.7	$1,785.7
Debt payable to related parties, face value	39.8	20.0	19.8	—	—
Estimated interest payments to third parties (3)	1,202.0	94.5	575.2	378.0	154.3
Estimated interest payments to related parties (3)	1.6	0.5	1.1	—	—
_____________________________________________________

(1)	Reflects a reduction of interest to be paid as a result of prepayments of debt made by CGPH and CIE in July 2015 as disclosed below.

(2)	Includes a capital lease obligation of $2.2 million.

(3)	Estimated interest for variable rate debt included in this table is based on rates at June 30, 2015.
Off-Balance Sheet Arrangements
CGP LLC did not have any off-balance sheet arrangements at June 30, 2015 and December 31, 2014.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance amending the FASB Accounting Standards Codification ("ASC") and creating a new Topic 606, Revenue from Contracts with Customers. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance, including revenue recognition guidance specific to the gaming industry, will be eliminated. In addition, interim and annual disclosures will be substantially revised. The amendments in this guidance are effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. In July 2015, the FASB voted to approve a one-year deferral of the amendments in this guidance. Reporting entities may choose to adopt this standard as of the original effective date. Early adoption by public entities is not permitted. The FASB expects to issue a formal ASU by the end of the third quarter of 2015. CGP LLC is currently assessing the impact the adoption of this standard will have on its disclosures and results of operations.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. CGP LLC early adopted ASU No. 2015-03 during the quarter ended June 30, 2015 and has retrospectively applied the amendments to its Consolidated Condensed Balance Sheets as of December 31, 2014. CGP LLC reclassified $14.5 million of unamortized debt issuance costs from Deferred charges and other assets to a direct deduction from the carrying amount of the debt liability in Long-term debt in its Consolidated Condensed Balance Sheets included in Exhibit 99.1 as of December 31, 2014.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires an entity to measure inventory within the scope of the ASU at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using last-in, first-out or the retail inventory method. The ASU also eliminates the requirement for entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The ASU is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. It is effective for all other entities for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The ASU requires prospective adoption, and early adoption is permitted. CGP LLC is currently assessing the impact the adoption of this standard will have on its disclosures and results of operations.
The information regarding additional recently issued accounting pronouncements is included in Note 2 — Recently Issued Accounting Pronouncements.

Recent Developments for CGP LLC
On July 8, 2015, CIE repaid $20.0 million of revolver borrowings on its credit facility with Caesars Entertainment.
On July 15, 2015, CGPH repaid $15.0 million of revolver borrowings on its $150.0 million revolving credit agreement ("Revolving Credit Facility").

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

•	the effect of any lawsuits against CAC, CGP LLC or CGPH related to the Transactions, the Merger Transaction and the Asset Purchase Transactions;

•	the Proposed Merger may not be consummated on the terms contemplated or at all;

•	the adverse effects if extensive governmental regulation and taxation policies, which are applicable to CGP LLC, are enforced;

•	the effects of local and national economic, credit and capital market conditions on the economy in general, and on the gaming industry in particular;

•	the sensitivity of CGP LLC's business to reductions in discretionary consumer spending;

•	the rapidly growing and changing industry in which CGP LLC operates, such as CIE's social and mobile games business and internet gaming business;

•	any failure to protect CGP LLC’s trademarks or other intellectual property, such as CIE's ownership of the WSOP trademark;

•	abnormal gaming holds ("gaming hold" is the amount of money that is retained by the casino from wagers by customers);

•	the effects of competition, including locations of competitors and operating and market competition, particularly the intense competition CGP LLC’s casino properties face in their respective markets;

•	the uncertainty surrounding whether CIE’s games, such as Slotomania, will retain their popularity;

•	CIE's reliance on a small portion of its total players for nearly all of its revenue from its social and mobile games;

•	CAC's ability to expand into international markets in light of additional business, regulatory, operational, financial and economic risks associated with such expansion;

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

•	political and economic uncertainty created by terrorist attacks and other acts of war or hostility; and

•	the other factors set forth under “Risk Factors.”
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

CAESARS GROWTH PARTNERS, LLC
Market Risks Related to Debt
Planet Hollywood had an interest rate cap agreement for a notional amount of $501.4 million at a LIBOR cap rate of 7.0%, which matured on April 9, 2015.
Assuming a constant outstanding balance for our variable rate debt with both third parties and with related parties, a hypothetical 1.0% increase in interest rates would increase interest expense for the next twelve months by $4.3 million. At June 30, 2015, the weighted average USD LIBOR rate on our variable rate debt was 0.27%. A hypothetical reduction of this rate to zero would decrease interest expense for the next twelve months by $0.2 million.
CGP LLC does not purchase or hold any derivative financial instruments for trading purposes.
As of June 30, 2015, our third party long-term variable rate debt reflects borrowings under our Credit Facilities provided to us by a consortium of banks with a total capacity of $1,836.6 million. The interest rates charged on borrowings under these facilities are a function of LIBOR. As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes.
Debt covenant compliance is disclosed in the Liquidity and Capital Resources section above.
Market Risks Related to Foreign Currency
CGP LLC’s foreign currency risk primarily relates to social and mobile games revenue generated outside of the United States with cash denominated in foreign currencies. As of June 30, 2015, CGP LLC has operations in Argentina, Belarus, Canada, Israel, Japan, Romania, Ukraine, and the United Kingdom. CIE's social and mobile games revenues generated outside of the United States was approximately 36.8% and 36.9% for the three and six months ended June 30, 2015, respectively, and 37.9% and 38.5% for the three and six months ended June 30, 2014, respectively. Approximately 1.0% and 3.0% of CGP LLC’s Cash and cash equivalents balance is denominated in currencies other than the U.S. Dollar as of June 30, 2015 and December 31, 2014, respectively.
For the three and six months ended June 30, 2015, CGP LLC recognized a gain related to transactions denominated in foreign currencies of $1.2 million and $0.2 million, respectively. For the three months ended June 30, 2014, CGP LLC recognized a gain related to transactions denominated in foreign currencies of $0.3 million and an immaterial loss for the six months ended June 30, 2014. The gain and loss for the respective periods was primarily associated with the strengthening and weakening of the US Dollar against multiple currencies held at CIE's operations outside the United States.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2015. Based on that evaluation and considering the material weaknesses in internal control over financial reporting reported in Part II, Item 9A of the Annual Report on Form 10-K for the year ended December 31, 2014, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2015.
In light of the material weaknesses as of June 30, 2015, prior to the filing of this Form 10-Q for the period ended June 30, 2015, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
The changes in the Company’s internal control over financial reporting during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, are discussed below.
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

•
Enhancing the Company’s SOX monitoring program including an enhanced documented risk assessment process to identify the appropriate in scope balances and related controls, computer systems and applications.

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
The Company believes the remedial actions described above have strengthened the Company's internal control over financial reporting and will remediate the material weaknesses identified. However, as of June 30, 2015, these remediation measures are ongoing and had not been in operation long enough to measure their operating effectiveness in order to conclude that the identified material weaknesses were fully remediated. The Company will continue to monitor the effectiveness of these remediation activities and expects to make further changes to improve its internal control over financial reporting.

PART II. OTHER INFORMATION
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
The plaintiffs issued a notice of intent to file a citizen suit under 42 U.S.C. §§ 6972(a)(1)(A) and (a)(1)(B) of the Resource Conservation and Recovery Act. This notice of intent indicated an intention to sue CBAC, the City of Baltimore, Whiting-Turner, the general contractor for the construction of the Horseshoe Baltimore Casino, and the Maryland Chemical Company, the former owner and operator of the site. The citizen suit was filed on September 19, 2013, but did not name Whiting-Turner. The defendants filed motions to dismiss on October 15, 2013 for lack of subject matter jurisdiction and failure to state a claim to which plaintiffs responded on November 1, 2013. The motions to dismiss were granted on July 16, 2014. An appeal was noted on August 13, 2014. Oral argument before the 4th Circuit occurred on March 25, 2015. On July 1, 2015, the U.S Court of Appeals for the Fourth Circuit reversed the motion to dismiss and remanded the matter back to the District Court.
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
CAC and CGP LLC believe that the claims and demands described above against CBAC and CBAC Gaming are without merit and intend to defend ourselves vigorously. At the present time, we believe it is not probable that a material loss will result from the outcome of these matters. We cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should these matters ultimately be resolved against us, due to the inherent uncertainty of litigation and, in some cases, the stage of the related litigation. Although CAC and CGP LLC believe that they have adequate defenses to these claims, an adverse judgment could result in additional costs or injunctions.
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
On April 20, 2015, CAC received a demand for production of CAC's books and records pursuant to Section 220 of the Delaware General Corporation Law on behalf of a purported stockholder. The alleged purpose of the demand is to investigate potential misconduct and breaches of fiduciary duties by CAC's directors and explore certain remedial measures in connection with the Proposed Merger. After exchanging correspondence with purported shareholder’s counsel, CAC began and is currently engaged in producing documents as required by Section 220.
CEOC Bondholder Litigation
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, CAC, Caesars Entertainment Resort Properties, LLC (“CERP”), CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys’ fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, the motion was argued in December 2014, and was denied in March 2015. During the pendency of its Chapter 11 bankruptcy proceeding, the action has been automatically stayed with respect to CEOC. Discovery in the action is underway, with a current deadline of September 30, 2015.
On August 5, 2014, CEC, along with CEOC, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against certain institutional first and second lien note holders. The complaint states that such institutional first and second lien note holders have acted against the best interests of CEOC and other creditors, including for the purpose of inflating the value of their credit default swap positions or improving other unique securities positions. The complaint asserts claims for tortious interference with prospective economic advantage, declaratory judgment and breach of contract and seeks, among other things, (1) money damages; (2) a declaration that no default or event of default has occurred or is occurring and CEC and CEOC have not breached their fiduciary duties or engaged in fraudulent transfers or other violation of law; and (3) a preliminary and permanent injunction prohibiting the defendants from taking further actions to damage CEC or CEOC. Defendants filed motions to dismiss this action in October 2014. On January 16, 2015, the claims against the first lien note holder defendants were voluntarily dismissed and on June 29, 2015, the declaratory judgment claim against the second lien note holder defendants was also voluntarily dismissed. On July 6, 2015, the claim for tortious interference with prospective economic advantage brought by CEOC against the second lien note holders was voluntarily dismissed, as well, leaving in the action only the tortious interference with prospective economic advantage claim brought by CEC against the second lien note holder defendants. On July 20, 2015, the Court granted the second lien note holder defendants’ motion to dismiss that claim and ordered that the action be marked disposed. CAC and CGP LLC are not parties to this lawsuit.
On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Parent Guarantee Lawsuits") have been assigned to the same judge. Although the claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceeding, the court denied a motion to dismiss both lawsuits with respect to CEC and discovery is ongoing with respect to the plaintiffs' claims against CEC. CAC and CGP LLC are not parties to these lawsuits.
On November 25, 2014, UMB Bank ("UMB"), as successor indenture trustee for CEOC's 8.5% senior secured notes due 2020, filed a verified complaint ("the "First Lien Lawsuit") in Delaware Chancery Court against CEC, CEOC, CERP, CAC, CGP LLC, CES, and against an individual, and past and present members of the CEC and CEOC Boards of Directors, Gary Loveman, Jeffrey Benjamin, David Bonderman, Kelvin Davis, Eric Press, Marc Rowan, David Sambur, Eric Hession, Donald Colvin, Fred Kleisner, Lynn Swann, Chris Williams, Jeffrey Housenbold, Michael Cohen, Ronen Stauber, and Steven Winograd, alleging generally that defendants have improperly stripped CEOC of prized assets, have wrongfully affected a release of a CEC parental guarantee of CEOC debt and have committed other wrongs. Among other things, UMB Bank has asked the court to appoint a receiver over CEOC. In addition, the First Lien Lawsuit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary and equitable as well as declaratory relief. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. All of the defendants have moved to dismiss the lawsuit, and that motion has been fully briefed. In addition, this lawsuit has been automatically stayed with respect to CEOC during the Chapter 11 process and, pursuant to the Fourth Amended and Restated Restructuring Support and Forbearance Agreement, dated as of July 31, 2015 (the “RSA”), has been subject to a consensual stay for all. The consensual stay will expire upon the termination of the RSA.
On February 13, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the “February 13 Notice”) from Wilmington Savings Fund Society, FSB, in its capacity as successor Trustee for CEOC’s 10.00% Second-Priority Notes. The February 13 Notice alleges that CEOC’s commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 10.00% Second-Priority Notes; that all amounts due and owing on the 10.00% Second-Priority Notes therefore immediately became payable; and that Caesars Entertainment is responsible for paying CEOC’s obligations on the 10.00% Second-Priority Notes, including CEOC’s obligation to timely pay all principal, interest, and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 13 Notice alleges is still binding. The February 13 Notice accordingly demands that Caesars Entertainment immediately pay Wilmington Savings Fund Society, FSB, cash in an amount of not less than $3.7 billion, plus accrued and unpaid interest (including without limitation the $184 million interest payment due December 15, 2014 that CEOC elected not to pay) and accrued and unpaid attorneys’ fees and other expenses. The February 13 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this demand.
On February 18, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the “February 18 Notice”) from BOKF, N.A. ("BOKF"), in its capacity as successor Trustee for CEOC’s 12.75% Second-Priority Senior Secured Notes due 2018 (the “12.75% Second-Priority Notes”). The February 18 Notice alleges that CEOC's commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 12.75% Second-Priority Notes; that all amounts due and owing on the 12.75% Second-Priority Notes therefore immediately became payable; and that CEC is responsible for paying CEOC’s obligations on the 12.75% Second-Priority Notes, including CEOC’s obligation to timely pay all principal, interest and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 18 Notice alleges is still binding. The February 18 Notice therefore demands that CEC immediately pay BOKF cash in an amount of not less than $750 million, plus accrued and unpaid interest, accrued and unpaid attorneys’ fees, and other expenses. The February 18 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this demand.

On March 3, 2015, BOKF filed an additional Parent Guarantee Lawsuit against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a Parent Guarantee Lawsuit against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC’s filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs brings claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases have both been assigned to the same judge presiding over the other Parent Guarantee Lawsuits. CEC filed its answer to the BOKF complaint on March 25, 2015, and its answer to the UMB complaint is due on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. CEC filed its opposition to those motions on July 24, 2015, and the motions are expected to be fully briefed by August 7, 2015. The parties are separately also engaged in discovery in both actions. CAC and CGP LLC are not parties to these lawsuits.
On March 11, 2015, CEOC filed an adversary proceeding in bankruptcy court requesting that the Parent Guarantee Lawsuits be enjoined against all defendants through plan confirmation; in subsequent submissions, CEOC stated that it sought a temporary stay of those lawsuits until 60 days after the issuance of a final report by the Bankruptcy Examiner. CEOC argued that contemporaneous prosecution of related claims against CEC would impair the bankruptcy court’s jurisdiction over the Debtors’ reorganization by threatening the Debtors’ ability to recover estate property for the benefit of all creditors, diminishing the prospects of a successful reorganization, and depleting property of the estate. On July 22, 2015, the bankruptcy court denied CEOC’s request. The bankruptcy court’s ruling does not address the merits of the Parent Guarantee Lawsuits.
In accordance with the terms of the applicable indentures and as previously disclosed, Caesars Entertainment believes that it is not subject to the above-described guarantees. As a result, Caesars Entertainment believes the demands for payment are meritless. The claims against CEOC have been stayed due to the Chapter 11 process and, in some instances, the actions against CEC have been allowed to continue.
We believe that the claims and demands described above against CAC and CGP LLC in the First Lien Lawsuit and Second Lien Lawsuit are without merit and intend to defend ourselves vigorously. For the First Lien Lawsuit and Second Lien Lawsuit, at the present time, we believe it is not probable that a material loss will result from the outcome of these matters. However, given the uncertainty of litigation, we cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should the matters ultimately be resolved against us. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC, which we believe these matters would likely be long and protracted, and were a court to find in favor of the claimants in the First Lien Lawsuit or the Second Lien Lawsuit, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
National Retirement Fund
In January 2015, a majority of the Trustees of the National Retirement Fund (“NRF”), a multi-employer defined benefit pension plan, voted to expel CEC and its participating subsidiaries (“CEC Group”) from the plan. NRF claims that CEOC’s bankruptcy presents an “actuarial risk” to the plan because, depending on the outcome of the bankruptcy proceeding, CEC might no longer be liable to the plan for any partial or complete withdrawal liability. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
Prior to NRF’s vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreements in which the obligation to contribute to NRF exists. It is completely current with respect to pension contributions. The CEC Group opposed the NRF actions in the appropriate legal forums including seeking a declaratory judgment in federal district court challenging NRF's authority to expel the CEC Group and also seeking relief in the CEOC bankruptcy proceeding. The parties entered into a Standstill Agreement in March 2015 staying the CEC Group's obligation to commence quarterly payments and instead continue making its monthly contributions, and also setting a briefing schedule in the bankruptcy proceeding for both CEOC’s motion that NRF’s action violated the automatic stay and the CEC Group's motion to extend the stay to encompass NRF’s collection lawsuit against CEC. Both matters have been fully briefed, but the Bankruptcy Court has yet to rule. NRF has filed a motion to dismiss the federal district court action asserting that the governing statute requires that the issue must first be arbitrated. All briefs have been submitted. Absent a resolution, CEC has informed us that it expects the Bankruptcy Court to set an argument schedule at another hearing set for August 19, 2015.

CEC believes that its legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously. Because legal proceedings with respect to this matter are at the preliminary stages, we cannot currently provide assurance as to the ultimate outcome of the matters at issue.
Other Matters
In recent years, governmental authorities have been increasingly focused on anti-money laundering ("AML") policies and procedures, with a particular focus on the gaming industry. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. On October 11, 2013, a subsidiary of CEC received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury ("FinCEN"), stating that FinCEN is investigating CEOC’s subsidiary, Desert Palace, Inc. (the owner of Caesars Palace), for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. CEC responded to FinCEN's letter on January 13, 2014. Additionally, CEC has been informed that a federal grand jury investigation regarding CEC's anti-money laundering practices and procedures is ongoing. CEC and Caesars palace have been fully cooperating with both the FinCEN and grand jury investigations since October 2013. On April 29, 2015, representatives of Caesars Palace met with representatives of the various governmental entities involved. At that meeting, the governmental parties reviewed with the representatives of Caesars Palace in general terms the results of their investigations and proposed a range of potential settlement outcomes, including fines in the range of $12 million to $20 million. Representatives of Caesars Palace have held meetings with the governmental parties during June and July 2015 to further discuss the resolution of these matters. Caesars Palace is a subsidiary of CEOC and, because of CEOC’s Chapter 11 bankruptcy filing on January 15, 2015, has been, together with CEOC’s other subsidiaries, deconsolidated from CEC’s financial results. Casino properties owned by subsidiaries of CGP LLC are managed by subsidiaries of CEC.
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
As previously announced, on December 21, 2014, we entered into the Merger Agreement with CEC, pursuant to which, subject to satisfaction or waiver of certain conditions, CAC will merge with and into CEC, with CEC as the surviving company. There are a number of risks and uncertainties associated with the consummation of the Proposed Merger with CEC, and completion of the Proposed Merger is contingent upon customary closing conditions, including approval of the Merger Agreement by our stockholders as well as CEC’s stockholders and receipt of certain regulatory approvals. In addition to obtaining the stockholder approvals, consummation of the Proposed Merger is also subject to other conditions, including the CEOC restructuring plan having been confirmed by the bankruptcy court and minimum cash conditions for CGP LLC, as well as CEC and CERP. Failure to obtain the required approvals within the expected time frame, or having to make significant changes to the structure, terms, or conditions of the Proposed Merger to obtain such approvals, may result in a material delay in, or the abandonment of, the Proposed Merger. There can be no assurance that these conditions of the Proposed Merger will be satisfied.
Even if the CEOC restructuring plan is confirmed, under certain circumstances the Exchange Ratio may be adjusted or the Merger Agreement may be terminated.
Additionally CEC is subject to litigation which if decided adversely may increase the risk the conditions to consummation of the Proposed Merger are not satisfied. As further discussed in the section entitled “Legal Proceedings - CEOC Bondholder Litigation,” on March 3, 2015, BOKF, N.A. filed the BOKF Lawsuit against CEC, and on June 26, 2015, filed a motion for partial summary judgment on its allegation that any purported termination or release of the CEC guarantee of certain CEOC debt would have been prohibited by the Trust Indenture Act of 1939. On June 15, 2015, UMB Bank, N.A. filed the UMB Bank New York lawsuit against CEC, and on June 26, 2015, filed a motion for partial summary judgment on its claim that the purported release of the CEC guarantee violated the Trust Indenture Act of 1939, seeking a declaration that CEC’s disclaimer of the guarantee was null and void.
In March 2015, CEOC filed an adversary proceeding requesting the bankruptcy court to issue an order staying these cases as to all claims against all defendants, and on July 22, 2015, the bankruptcy judge presiding over the CEOC bankruptcy denied CEOC’s request to stay certain litigation against CEC including the BOFK Lawsuit and the UMB Bank New York Lawsuit. Accordingly, the BOKF Lawsuit and the UMB Bank New York Lawsuit will proceed, and may generate rulings on the respective motions for partial summary judgment as early as August 2015. Adverse rulings may result in reinstatement of the CEC guarantee of certain CEOC debt which could increase the risk the conditions to consummation of the Proposed Merger are not satisfied.

We can therefore give you no assurance that the Proposed Merger will be consummated, in which case we would not realize the anticipated benefits of having completed the Proposed Merger, which may adversely affect us.
The combined company will require significant liquidity to fund CEOC’s emergence from Chapter 11 and to achieve successful integration and achieve targeted synergies post-closing.
At emergence from Chapter 11, CEOC will be required to or may deem it advisable to settle in cash certain obligations (such as professional fees, certain accrued and unpaid interest and debt obligations) that matured during the Chapter 11 bankruptcy cases. Additionally, based on the reorganization plan that CEOC has proposed, if the Bankruptcy Court approves such plan, Caesars Entertainment will be required to (i) contribute over $400 million to pay a forbearance fee, for general corporate purposes and to fund sources and uses and (ii) purchase up to approximately $1.0 billion of new equity in the restructured CEOC and its subsidiaries. As a result of these payments and investments, Caesars Entertainment may have less cash available in future periods for investments and operating expenses and, as result, the confirmation of the CEOC reorganization plan and emergence of CEOC from bankruptcy may have a negative impact on the combined company and on its ability to sustain its operations.
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
Pursuant to the CGP LLC Management Services Agreement, CEOC and its subsidiaries provide corporate services, back-office support and business advisory services to CAC and CGP LLC. Generally, the services that would otherwise be performed under the CGP Management Services Agreement are now performed by CES pursuant to other arrangements. Additionally, pursuant to the CES Enterprise Services Agreement, CES provides corporate services and back-office support to CGPH. Moreover, CES provides management services to CGP LLC owned casinos. CAC and CGP LLC have a very short history of operating casinos and interactive entertainment. Therefore, the business and operations of CAC and CGP LLC are dependent on the services provided by Caesars Entertainment and its subsidiaries, and CAC and CGP LLC cannot operate without these services. If the quality of the services provided by Caesars Entertainment and its subsidiaries deteriorates, or if the terms under which Caesars Entertainment and its subsidiaries provide such services change in a manner that is adverse to CGP LLC, it could have a material adverse effect on CAC and CGP LLC's business, financial condition and operating results.
In addition, if the CGP LLC Management Services Agreement were to be terminated and not replaced, or if Caesars Entertainment or its subsidiaries were to suffer significant liquidity or operational difficulties, becoming incapable of providing support and management services (or unable to provide such services at agreed upon levels) to CAC or CGP LLC or cease operations altogether, CAC and/or CGP LLC would no longer have access to the operational support and management expertise provided by Caesars Entertainment and its subsidiaries and it could have a material adverse effect on CAC and CGP LLC’s business, financial condition and operating results. The management of Caesars Entertainment has concluded that, due to the material uncertainty related to certain of the litigation proceedings against Caesars Entertainment, as more fully described in “Legal Proceedings-CEOC Bondholder Litigation,” there is substantial doubt about Caesars Entertainment’s ability to continue as a going concern. Additionally, on March 2015, CEOC filed an adversary proceeding requesting the bankruptcy court to issue an order staying these cases as to all claims against all defendants, and on July 22, 2015, the bankruptcy judge presiding over the CEOC bankruptcy denied CEOC’s request to stay certain litigation against CEC including the BOFK Lawsuit and the UMB Bank New York Lawsuit. Accordingly, the BOKF Lawsuit and the UMB Bank New York Lawsuit will proceed, and may generate rulings on the respective motions for partial summary judgment as early as August 2015.
If Caesars Entertainment were unable to continue as a going concern, CERP and CEOC, as subsidiaries of Caesars Entertainment, could be unable to provide CES with their respective contributions to CES’s operating funds and capital, which would also render CES incapable of providing us with the support and management services we require. In addition, if CES were to become a debtor in a bankruptcy case, it may seek bankruptcy court approval to assume the Omnibus Agreement or the management agreements under the Bankruptcy Code, to assign such agreements to a third party or to reject such agreements. See “-Our operations depend on material contracts with third parties, including Caesars Entertainment, the continued enforcement of which may be adversely impacted by a bankruptcy of Caesars Entertainment or CES.” Any failure by CAC or CGP LLC to obtain the operational and management support of Caesars Entertainment and its subsidiaries, and particularly any failure by CGP LLC to obtain Caesars Entertainment’s expertise in operating casinos or maintaining access to the Total Rewards loyalty program, would adversely affect CAC and/or CGP LLC's business, financial condition and operating results.
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
Caesars Entertainment (including its consolidated subsidiaries) is a highly leveraged company and has pledged a significant portion of its assets and the assets of its subsidiaries as collateral under certain of its debt obligations, including the trademarks for which CIE has licensed the right to use, including "Caesars," "Total Rewards" and "Harrah's." CEOC and its subsidiaries that are the owners of these trademarks filed for bankruptcy in January 2015. The stock of CEOC is also pledged to secure these debt obligations. If Caesars Entertainment or its subsidiaries were to default on these obligations, its lenders could exercise significant influence over CGP LLC's business. CGP LLC is dependent on a number of services from Caesars Entertainment, CEOC, and other subsidiaries of Caesars Entertainment, pursuant to the CGP LLC Management Services Agreement, CGPH’s CES Enterprise Services Agreement and CIE's Shared Services Agreement. If Caesars Entertainment and/or its subsidiaries file for bankruptcy protection under the U.S. bankruptcy code, their filing may materially and adversely affect CGP LLC’s assets and operations. For example, in the event of a default by Caesars Entertainment, its lenders or their successors may elect to reject the CGP LLC Management Services Agreement or the CES Enterprise Services Agreement as an executory contract in a bankruptcy proceeding. Furthermore, in the event of such a default, Caesars Entertainment's lenders also may seek to reject CIE's cross marketing and trademark license agreement with Caesars Entertainment in connection with a bankruptcy proceeding and, as a result, CIE would no longer have licenses to use certain trademarks owned by Caesars Entertainment or its subsidiaries. The result of this influence and any related disruption in CGP LLC's business could have a material adverse effect on CGP LLC's business, financial condition and operating results. Recent litigation against CEC may increase the risk these events occur. See “Legal Proceedings - CEOC Bondholder Litigation.”
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
A bankruptcy court may conclude that each of the Transactions and the Asset Purchase Transactions constitutes a financing rather than a true sale, and as a result we would no longer have ownership and control over assets sold or contributed to CGP LLC to the same extent as we do now.
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
There will be an independent investigation of the Transactions and the Asset Purchase Transactions in connection with CEOC’s bankruptcy, which will expose our and CGP LLC's contractual relationships with Caesars Entertainment and its subsidiaries to heightened scrutiny.
The judge in the pending bankruptcies of CEOC and certain of its subsidiaries has approved an independent investigation of the Transactions and the Asset Purchase Transactions, and potentially other transactions as well, including the formation of CES. The examiner appointed in the CEOC bankruptcy case has the power to determine, with the benefit of hindsight, whether such transactions overall, and their constituent parts (including the formation of CES), were fair and equitable and otherwise beneficial to CEOC and its subsidiaries that filed for bankruptcy relief. Additionally, any committees appointed in the CEOC bankruptcy case could conduct a similar investigation. Any such investigations may impose significant costs and expense on us and CGP LLC, and may divert management from its ability to conduct our business. In addition, we would expect that stakeholders of CEOC and its subsidiaries, including any committee appointed in such bankruptcy cases, would re-evaluate all of our and CGP LLC's contractual and business relationships with CEOC and its subsidiaries, and with CES. This may result in materially altered terms and conditions that may be economically unfavorable to investors in CAC, and may divert significant management resources.
We are subject to fraudulent transfer litigation that, if adversely decided, may require us to return the assets acquired in the Transactions and the Asset Purchase Transactions, or their value, to Caesars Entertainment and its subsidiaries.
Creditors of Caesars Entertainment and its subsidiaries have sued CAC and CGP LLC under state law in an effort to recover, for their benefit, the assets CGP LLC acquired in the Transactions and the Asset Purchase Transactions as fraudulent transfers. See “Business-Legal Proceedings-CEOC Bondholder Litigation” for a discussion of these proceedings. As a general matter, fraudulent transfer law allows a creditor to recover assets, or their value, from an initial or subsequent transferee if the debtor conveyed the assets with an actual intent to hinder, delay or defraud its creditors, or if the transfer was a constructive fraudulent transfer. The principal elements of a constructive fraudulent transfer are a transfer, made while a debtor was insolvent or that rendered a debtor insolvent, for less than reasonably equivalent value.
CAC and CGP LLC strongly believe there is no merit to the actions described in “Business-Legal Proceedings-CEOC Bondholder Litigation” and CAC and CGP LLC will defend themselves vigorously and seek appropriate relief should any action be brought. However, in the CEOC Bondholder Litigation, plaintiffs seek, among other remedies, return to CEOC of six casino properties CGP LLC acquired in the Transactions and the Asset Purchase Transactions for approximately $3.1 billion in cash and assumed debt. The six casino properties acquired in the Transactions and the Asset Purchase Transactions are the only casino properties owned by CGP LLC and account for 100% of CGP LLC’s revenue from casino operations. If CAC and CGP LLC lose the lawsuits described above, they may have to return the assets or their value to Caesars Entertainment and its subsidiaries, or be forced to pay additional amounts therefor. In fiscal year 2014, revenue from casino operations accounted for over 68 percent of CGP LLC’s total net revenue. If CGP LLC were forced to return the casino properties to Caesars Entertainment and its subsidiaries, that could cause it to lose the benefit of substantial revenue generated by those properties. Additionally, if a court were to find that the transfers and sales in the Transactions and the Asset Purchase Transactions were improper, that could trigger a default under the debt that we raised to finance these transfers. These consequences could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
In addition, Caesars Entertainment, if it were to become a debtor for a bankruptcy, may attempt to reject the CGP LLC Operating Agreement as an executory contract. This might affect our continued existence, and other corporate governance rights. It may also relieve Caesars Entertainment from performing its obligations under CGP LLC's limited liability company agreement, including honoring its obligations under the liquidation right and call right.
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

For instance, CIE has been highly reliant on its acquisition of Playtika and other companies, including Pacific Interactive, to generate revenues. CGP LLC may not realize the expected benefits of future CIE acquisitions, if any, and may not continue to realize the benefits of the Pacific Interactive acquisition, due to one or more of the difficulties listed above or other difficulties associated with the combination of the operations of two or more companies. If CGP LLC is unable to realize in whole or in part the benefits anticipated for any current or future acquisitions, it could have a material adverse effect on its, and therefore CGP LLC's, business, financial condition and operating results.
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
As of June 30, 2015, CAC held approximately $290 million in aggregate principal amount of the CEOC Notes with fixed rates of interest. Fixed rate securities are sensitive to fluctuations in market interest rates and if interest rates increase, the fixed rate securities held by CAC will decrease in value. Currently, market interest rates have been at record low rates. Accordingly, an increase in market interest rates from current levels could cause the value of the fixed rate securities to decrease significantly.

CGP LLC and CAC are subject to extensive governmental regulation and taxation policies, the enforcement of which could adversely impact CGP LLC’s business, financial condition and results of operations.
CGP LLC and CAC are subject to extensive gaming regulations and political and regulatory uncertainty. Regulatory authorities in the jurisdictions where CGP LLC operates have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit the gaming or other licenses of CGP LLC's casino properties or developments, impose substantial fines and take other actions, any one of which could adversely impact CGP LLC's business, financial condition and results of operations. In addition, regulatory authorities in one or more jurisdictions may require CGP LLC or CAC to obtain new licenses in connection with the Transactions and the Asset Purchase Transactions or due to future changes in regulation. For instance, the Missouri Gaming Commission is requiring that CAC obtain certain licenses related to the formation of CES even though neither CAC nor CGP LLC operate in Missouri. The failure of CAC to obtain a license from the Missouri Gaming Commission could adversely impact Caesars Entertainment’s gaming license in Missouri. If other jurisdictions require CGP LLC or CAC to obtain new licenses in connection with its operations, the formation of CES or due to future changes in regulation, and CGP LLC or CAC is unable to obtain those licenses, it could adversely impact CGP LLC's business, financial condition and results of operations. As another example, CGP LLC's ability to expand its operations at Harrah’s New Orleans, which could include increasing the number of rooms at the hotel or opening new restaurants at the complex, is subject to regulatory approval, and any such proposal may or may not be approved.
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
Furthermore, because we are subject to regulation in each jurisdiction in which we operate, and because regulatory agencies within each jurisdiction review our compliance with gaming laws in other jurisdictions, it is possible that gaming compliance issues in one jurisdiction may lead to reviews and compliance issues in other jurisdictions. For example, events in connection with Caesars Entertainment’s role with the proposed development of a casino gaming facility by Sterling Suffolk Racecourse, LLC (“Sterling Suffolk”), owner of Suffolk Downs racecourse in East Boston, Massachusetts, have resulted in reviews in several other jurisdictions arising out of a report issued to the Massachusetts Gaming Commission from the Director of the Investigations and Enforcement Bureau for the Massachusetts Gaming Commission (the “Bureau”) in October 2013. That report raised certain issues for consideration when evaluating our suitability as a qualifier in Massachusetts and made a recommendation that Caesars Entertainment had not met our burden by clear and convincing evidence to establish our suitability. Although Caesars Entertainment strongly disagrees with the director’s recommendation, Caesars Entertainment withdrew its application as a qualifier in Massachusetts at the request of Sterling Suffolk. Neither Caesars Entertainment nor any of its affiliates were found unsuitable by any licensing authority, but other gaming regulatory agencies have asked for information about the issues raised in the report from the Bureau, and we are in the process of providing that information. We cannot assure you that existing or future jurisdictions would not raise similar questions with respect to our suitability arising out of the Bureau’s report, or with respect to matters that may arise in the future, and we cannot assure you that such issues will not adversely affect us or our financial condition.
From time to time, individual jurisdictions have also considered legislation or referendums, such as bans on smoking in casinos and other entertainment and dining facilities, which could adversely impact the operations of CGP LLC's casino properties. For example, Maryland law prohibits smoking inside the Horseshoe Baltimore facility. Additionally, the city council in New Orleans enacted an ordinance restricting smoking indoors in public places, including in Harrah’s New Orleans, which went into effect in April 2015. The likelihood or outcome of similar legislation in such jurisdictions and referendums in the future cannot be predicted, though any smoking ban would be expected to negatively impact CGP LLC's financial performance.
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
Political, economic and military conditions may directly affect CGP LLC's business by impeding its operations or player demand. In particular, a key portion of the operations and personnel of Playtika, a subsidiary of CIE and the operator of Slotomania, are located in Israel, a country located in a particularly volatile region. CIE also has approximately 500 employees in Ukraine, a country currently facing political unrest and hostilities. Any hostilities, or any future armed conflicts, political or economic instability or violence in the Middle East or further disruptions in Ukraine could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
Any violation of the Foreign Corrupt Practices Act or other similar laws and regulations could have a negative impact on us.
CGP LLC is subject to risks associated with doing business outside of the United States, which exposes CGP LLC to complex foreign and U.S. regulations inherent in engaging in a cross-border business and in each of the countries in which CGP LLC and its businesses transacts business. CGP LLC is subject to requirements imposed by the Foreign Corrupt Practices Act ("FCPA") and other anti-corruption laws that generally prohibit U.S. companies and their affiliates from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Policies and procedures and employee training and compliance programs that CGP LLC has implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law. If the employees, contractors or agents of Caesars Entertainment, CGP LLC’s casino properties and CIE fail to comply with applicable laws or company policies governing its international operations, CGP LLC may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that we have violated any anti-corruption laws could have a material adverse effect on CGP LLC's financial condition. Compliance with international and U.S. laws and regulations that apply to CGP LLC's international operations increase CGP LLC's cost of doing business in foreign jurisdictions. CGP LLC and its businesses also deal with significant amounts of cash in its operations and are subject to various reporting and anti-money laundering regulations. Any violation of AML or regulations, on which in recent years, governmental authorities have been increasingly focused, with a particular focus on the gaming industry, by any of our resorts could have a negative effect on our results of operations. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. On October 11, 2013, a subsidiary of Caesars Entertainment received a letter from the FinCEN, stating that FinCEN is investigating Desert Palace, Inc. (the owner of Caesars Palace) for alleged violations of the Bank Secrecy Act ("BSA") based on a BSA examination of Caesars Palace previously conducted by the Internal Revenue Service to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Additionally, Caesars Entertainment has been informed that a federal grand jury investigation regarding CEC’s anti-money laundering practices and procedures is ongoing. CEC is fully cooperating. Caesars Entertainment and CAC intend to cooperate fully with both the FinCEN and grand jury investigations . Casino properties owned by subsidiaries of Growth Partners are managed by subsidiaries of CEC. On April 29, 2015, representatives of Caesars Palace met with representatives of the various governmental entities involved. At that meeting, the governmental parties reviewed with the representatives of Caesars Palace in general terms the results of their investigations and proposed a range of potential settlement outcomes, including fines in the range of $12.0 million to $20.0 million. Caesars Palace is evaluating the government’s proposals, and representatives of Caesars Palace expect to meet with the governmental parties next month to further discuss the resolution of these matters. Caesars Palace is owned by a subsidiary of CEOC.

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
CAC and CGP LLC are defendants in certain legal proceedings, including the lawsuits relating to the Merger Agreement and the Proposed Merger, as discussed above in Item 1. Legal Proceedings. If a court were to find in favor of the claimants in these proceedings, such determination could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to CGP LLC’s Interactive Entertainment Business
One game has historically generated the majority of CIE's revenue, and CIE must continue to launch and enhance games that attract and retain a significant number of players in order to grow its revenue and sustain its competitive position.
Historically, CIE has depended on one game for the majority of its revenue and we expect that this dependency will likely continue for the foreseeable future. Specifically, Slotomania accounted for 49.7% and 49.6% of CIE's social and mobile online game revenue for the three months ended June 30, 2015 and 2014, respectively. CIE's growth depends on its ability to increase interest in its key established game, Slotomania, by continually enhancing the game. Each of CIE's games requires significant engineering, marketing and other resources to develop, launch and sustain via regular upgrades and expansions, and such costs on average have increased and are likely to continue to increase in the future. CIE's ability to successfully launch, sustain and expand games and attract and retain players largely depends on its ability to:

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
Consistent with the social and mobile games business model, only a small portion of CIE’s social and mobile games players pay for virtual goods. Respective to the three months ended June 30, 2015 and 2014, CIE’s social and mobile games business had approximately 796 thousand and 539 thousand average Monthly Unique Payers, or 4.4% and 3.2%, respectively, of the total number of CIE's average Monthly Unique Users on its social and mobile platforms for the respective periods. In order to sustain and increase CIE's revenue levels, CIE must attract, retain and increase the number of players that are payers. To retain players, CIE must devote significant resources so that the games they play retain their interest and attract them to CIE's other games. If CIE fails to grow or sustain its player base, or if the rates at which CIE attracts and retain players declines or if the average amount of revenue CIE receives from its players declines, it could have a material adverse effect on CIE's, therefore CGP LLC's, business, financial condition and operating results.
The social and mobile games industry is rapidly growing and changing, which makes it difficult to evaluate CIE's business and prospects.
Social and mobile games, from which CGP LLC derived 94.2% and 92.9% of the revenue for the Interactive Entertainment business for the respective three months ended June 30, 2015 and 2014, is a rapidly growing and evolving industry. The growth of the industries and the level of demand and market acceptance of CIE's games are subject to a high degree of uncertainty. CIE's future operating results will depend on numerous factors affecting the social and mobile games industry and the online gaming industry in the U.S., many of which are beyond CIE's control, including, among others:

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
CIE continues to experience rapid growth in its headcount and operations, which will continue to place significant demands on its management and operational, financial and technological infrastructure. As of June 30, 2015, approximately 39.0% of CIE's employees had been with CIE for less than one year and approximately 71.3% for less than two years. Moreover, a number of the individuals CIE relies on for its operations are consultants, not full-time employees on CIE's payroll. As CIE continues to grow, it must expend significant resources to identify, hire, integrate, develop and motivate a large number of qualified employees. If CIE fails to effectively manage its hiring needs and successfully integrate its new hires, CIE's ability to continue launching new games and enhance existing games could suffer.
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
Facebook, Apple iOS and Google Android are significant distribution, marketing, promotion and payment platforms for CIE's games. In the second quarter of both 2015 and 2014, CIE respectively generated approximately 95.9% and 96.1% social and mobile games revenue through the Facebook, Apple iOS and Google Android platforms and we expect CIE to continue to do so for the foreseeable future. CIE is subject to Facebook's, Apple's and Google's respective standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on the Facebook, Apple iOS and Android platforms.
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
In recent years, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, CGP LLC's largest market, and competition has increased significantly. For example, SLS Las Vegas opened in August 2014 on the northern end of the Strip, and the Genting Group has announced plans to develop a casino and hotel called Resorts World Las Vegas, which is expected to open in 2017 on the northern end of the Strip. Also, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. MGM has announced plans for The Park, which includes a new retail and dining development on the land between New York-New York and Monte Carlo, a renovation of the Strip-front facades of both resorts and a new 20,000 seat indoor arena for sporting events and concerts operated by AEG. Construction of The Park and the arena is expected to be complete in 2016. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of CGP LLC's competitors have increased competition in many markets in which they operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect CGP LLC's financial performance.
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
In many jurisdictions, gaming laws can require any of our stockholders to file an application, be investigated and qualify or have his, her or its suitability determined by gaming authorities. Gaming authorities have very broad discretion in determining whether an applicant should be deemed suitable. Subject to certain administrative proceeding requirements, the gaming regulators have the authority to deny any application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities. For additional information on the criteria used in making determinations regarding suitability, see "Gaming Regulation Overview" in Exhibit 99.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

99.1	Combined and Consolidated Condensed financial information of Caesars Growth Partners, LLC as of June 30, 2015 and December 31, 2014, for the three and six months ended June 30, 2015 and 2014.	X

101
The following financial statements from the Company’s Form 10-Q as of June 30, 2015 and December 31, 2014, for the three and six months ended June 30, 2015 and 2014 formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations and Comprehensive Income, (iii) Condensed Statements of Stockholders’ Equity, (iv) Condensed Statements of Cash Flows, (v) Notes to Condensed Financial Statements.
X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ACQUISITION COMPANY

August 6, 2015	By:	/S/ TROY J. VANKE
Troy J. Vanke
Chief Accounting Officer