Form 10-Q
period 2015-09-30
Caesars Acquisition Co
filed 2015-11-09
CIK 1575879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2015
Class A Common Stock, $0.001 par value	137,154,069

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CAESARS ACQUISITION COMPANY
CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except par value and share data)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$17.8	$8.8
Receivable from related party	1.2	—
Prepayments and other current assets	16.0	20.5
Total current assets	35.0	29.3

Equity method investment in Caesars Growth Partners, LLC	1,076.1	1,030.0
Total assets	$1,111.1	$1,059.3

Liabilities and Stockholders’ Equity
Accrued expenses	$—	$0.6
Deferred tax liabilities	0.3	0.3
Total current liabilities	0.3	0.9
Deferred tax liabilities	57.0	35.3
Total liabilities	57.3	36.2

Commitments and contingencies (Note 7)

Stockholders' Equity
Common stock: $0.001 par value; 300,000,000 Class A shares and 900,000,000 Class B shares authorized at September 30, 2015 and December 31, 2014; 136,438,482 and 136,386,894 Class A shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	1,011.1	1,003.9
Retained earnings	42.6	19.1
Total stockholders' equity	1,053.8	1,023.1
Total liabilities and stockholders' equity	$1,111.1	$1,059.3
See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$—	$—	$—	$—
Operating expenses	9.2	2.1	24.4	16.2
Loss from operations	(9.2)	(2.1)	(24.4)	(16.2)

Income from equity method investment in Caesars Growth Partners, LLC	24.4	24.9	73.0	55.5
Income before provision for income taxes	15.2	22.8	48.6	39.3
Provision for income taxes	(8.2)	(20.0)	(25.1)	(25.9)
Net income	7.0	2.8	23.5	13.4
Other comprehensive income, net of income taxes	—	—	—	—
Comprehensive income	$7.0	$2.8	$23.5	$13.4

Earnings per share
Basic	$0.05	$0.02	$0.17	$0.10
Diluted	$0.05	$0.02	$0.17	$0.10
Weighted average common shares outstanding
Basic	136.4	135.8	136.4	135.8
Diluted	136.8	135.8	136.6	135.8
See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In millions)

	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance at January 1, 2014	$0.1	$1,148.8	$4.5	$1,153.4
Net income	—	—	13.4	13.4
Stock-based compensation	—	1.8	—	1.8
Investment in notes from related party, net of interest received and taxes	—	(159.7)	—	(159.7)
Balance at September 30, 2014	$0.1	$990.9	$17.9	$1,008.9

Balance at January 1, 2015	$0.1	$1,003.9	$19.1	$1,023.1
Net income	—	—	23.5	23.5
Stock-based compensation	—	7.2	—	7.2
Balance at September 30, 2015	$0.1	$1,011.1	$42.6	$1,053.8
See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$23.5	$13.4
Adjustments to reconcile net income to cash flows provided by operating activities
Income from equity method investment in Caesars Growth Partners, LLC	(73.0)	(55.5)
Distributions from equity method investee Caesars Growth Partners, LLC	25.7	27.6
Stock-based compensation	7.2	1.8
Deferred income taxes	21.7	25.9
Change in assets and liabilities:
Receivables, net	—	2.5
Prepayments and other current assets	4.5	(14.3)
Accounts payable	—	(1.4)
Payable to related party	—	(0.1)
Accrued expenses	(0.6)	0.1
Cash flows provided by operating activities	9.0	—
Cash flows provided by investing activities	—	—
Cash flows provided by financing activities	—	—
Net increase in cash and cash equivalents	9.0	—
Cash and cash equivalents, beginning of period	8.8	—
Cash and cash equivalents, end of period	$17.8	$—
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
Proposed Merger of CAC with CEC
On December 21, 2014, the Company and CEC entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, among other things, CAC will merge with and into CEC, with CEC as the surviving company (the "Proposed Merger").
Pursuant to the terms of the Merger Agreement, and subject to the overall restructuring of Caesars Entertainment Operating Company, Inc. ("CEOC"), regulatory approval and other closing conditions, upon consummation of the Proposed Merger, each share of class A common stock, par value $0.001 per share, of CAC issued and outstanding immediately prior to the effective time of the Proposed Merger will be converted into, and become exchangeable for, that number of shares of CEC common stock, par value $0.01 per share, equal to 0.664 (the "Exchange Ratio"), provided that during the Adjustment Period (as described below), the Special Committee of CAC’s Board of Directors (the "CAC Special Committee") and the Special Committee of CEC’s Board of Directors (the "CEC Special Committee"), each composed solely of independent directors, will determine if there should be an adjustment to the Exchange Ratio and the amount of any such adjustment, taking into consideration all relevant facts and circumstances affecting the intrinsic value of CAC and CEC. The Adjustment Period is the 14 day period beginning on the later of (i) the date that the CEOC restructuring plan is confirmed and (ii) the date that both CAC and CEC confirm that their respective independent financial advisors have received all information as may be reasonably necessary or advisable in order to render a fairness opinion concerning the Exchange Ratio. If at the end of the Adjustment Period, the CAC Special Committee and the CEC Special Committee have not agreed to an adjustment to the Exchange Ratio, there will not be an adjustment to the Exchange Ratio. Within five business days following the end of the Adjustment Period, either CAC or CEC may terminate the Merger Agreement if (a) the CAC Special Committee and the CEC Special Committee cannot agree on an Exchange Ratio adjustment and a failure to terminate the Merger Agreement would be inconsistent with their respective directors’ fiduciary duties or (b) the CAC Special Committee or the CEC Special Committee, as applicable, has not received an opinion of its respective financial advisor that the Exchange Ratio (as adjusted, if applicable) is fair, from a financial point of view to CAC and its public stockholders or CEC, as applicable.
Under the Merger Agreement, CEC has agreed to use reasonable best efforts to (i) cause the implementation of the restructuring of certain of CEC’s subsidiaries as contemplated by that certain Restructuring Support and Forbearance Agreement, dated as of December 19, 2014, among CEOC, CEC, LeverageSource III (H Holdings), L.P., LeverageSource V, L.P. and each of the holders of first lien bond claims party thereto (the "Restructuring Support Agreement") and (ii) consult with CAC regarding certain additional actions in connection with the bankruptcy filing contemplated by the Restructuring Support Agreement if CEC determines, in its reasonable discretion, that such additional actions could reasonably be expected to be materially adverse to CAC.
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
Note 2 — Recently Issued Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), amending existing requirements for disclosing information about an entity's ability to continue as a going concern. The new guidance will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. The amendments in this guidance are effective for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. We are currently assessing the impact the adoption of this standard will have on our disclosures.
In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, as part of its initiative to reduce complexity in accounting standards. This ASU eliminates from U.S. GAAP the concept of extraordinary items as described in Subtopic 225-20, Income Statement - Extraordinary and Unusual Items. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within those reporting periods. The amendments may be applied prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We are currently assessing the impact the adoption of this standard will have on our disclosures.
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
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement that an acquirer retrospectively recognize measurement-period adjustments (which cannot exceed one year from the date of acquisition) made to provisional amounts recorded during the initial accounting for a business combination. Instead, an acquirer will recognize a measurement-period adjustment during the period in which the amount of the adjustment is determined. The entity must present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those years. Early adoption of the amendments is permitted for financial statements that have not yet been issued. The ASU is applied prospectively to adjustments to provisional amounts that occur after the effective date. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations.
Note 3 — Equity Method Investment in Caesars Growth Partners, LLC
    CAC accounts for its investment in CGP LLC using the HLBV form of the equity method of accounting. Under the HLBV form of equity method accounting, we record our interest in the CGP LLC entity based upon our contractual claim on CGP LLC’s accounting balance sheet pursuant to the mandatory liquidation provisions of the amended and restated limited liability company agreement of CGP LLC (the "CGP Operating Agreement"). Under this approach, the income or loss that is recognized in any period will represent the increase or decrease in our claim on CGP LLC’s balance sheet assuming a hypothetical liquidation at the end of that reporting period when compared with our claim on CGP LLC’s balance sheet assuming a hypothetical liquidation at the beginning of that reporting period, after removing any contributions or distributions. CAC’s claim on CGP LLC's book value is based on the terms of the CGP Operating Agreement, which generally requires the allocation of the net proceeds of a liquidation of CGP LLC, after the payment and discharge of all of CGP LLC’s debts and liabilities, to the members as follows:

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
CAC's earnings from CGP LLC for the three and nine months ended September 30, 2015 and 2014 were equal to our preferred return of 10.5% of capital invested by CGP LLC. CAC also receives distributions from CGP LLC in accordance with the CGP Operating Agreement for reimbursement of its expenses incurred. These distributions are recorded as reductions to the Equity method investment in Caesars Growth Partners, LLC.

Our investee, CGP LLC, had the following financial results, recast for the May 2014 acquisitions, as of or for the periods indicated (see CGP LLC financial information in Exhibit 99.1):

	Nine Months Ended September 30,
(In millions)	2015	2014
Statements of Operations
Revenues
Interactive Entertainment	$557.3	$430.4
Casino Properties and Developments	1,186.6	910.3
Net revenues	1,743.9	1,340.7
Operating expenses
Interactive Entertainment - Direct	153.5	122.0
Casino Properties and Developments - Direct	564.7	439.8
Property, general, administrative and other	557.3	505.2
Write-downs, reserves and project opening costs, net of recoveries	8.4	34.3
Management fees to related parties	45.1	24.7
Depreciation and amortization	133.1	98.8
Change in fair value of contingently issuable non-voting membership units	(107.5)	(7.9)
Change in fair value of contingent consideration	—	32.7
Total operating expenses	1,354.6	1,249.6
Income from operations	389.3	91.1
Interest expense, net of interest capitalized	(145.8)	(123.8)
Interest income - related party	—	119.2
Impairment on investment in notes from related party	—	(63.5)
Gain on sale of investment in notes from related party	—	99.4
Loss on extinguishment of debt	—	(23.8)
Other expense, net	4.0	0.9
Income from continuing operations before provision for income taxes	247.5	99.5
Provision for income taxes	(45.9)	(31.9)
Income from continuing operations	201.6	67.6
Discontinued operations
Loss from discontinued operations	—	(15.7)
Benefit from income taxes related to discontinued operations	—	0.1
Net loss from discontinued operations	—	(15.6)
Net income	201.6	52.0
Less: net (income)/loss attributable to non-controlling interests	(4.0)	14.5
Net income attributable to Caesars Growth Partners, LLC	$197.6	$66.5

Balance Sheet Data (at period end)	September 30, 2015	December 31, 2014
Current assets	$1,077.7	$1,090.0
Long-term assets	3,477.7	3,489.8
Current liabilities	437.1	465.3
Long-term liabilities	2,642.6	2,809.1
Redeemable non-controlling interests	0.7	1.6
Equity attributable to Caesars Growth Partners, LLC	1,437.1	1,269.9
Non-redeemable non-controlling interests	37.9	33.9
Adoption of ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs
CGP LLC has early adopted ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, during the quarter ended June 30, 2015 which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. CGP LLC has retrospectively applied the amendments and reclassified $14.5 million of unamortized debt issuance costs from Deferred charges and other assets to a direct deduction from the carrying amount of the debt liability in Long-term debt in CGP LLC’s Consolidated Condensed Balance Sheets as of December 31, 2014. In

August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements, which clarifies the SEC staff’s position that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. Deferred financing costs related to line-of-credit arrangements remain in Deferred charges and other in CGP LLC's Consolidated Condensed Balance Sheets.
Correction of CGP LLC Prior Period Stock-based Compensation
CGP LLC includes stock-based compensation expense as a component of Property, general, administrative and other expenses in the financial information above. In February 2014, the Human Resources Committee of the Board of Directors of Caesars Acquisition Company (the "HRC") approved a liquidity plan, setting forth the terms and conditions upon which Caesars Interactive Entertainment, Inc. ("Caesars Interactive" or "CIE"), a subsidiary of CGP LLC, may elect to purchase, or cause to be purchased, CIE owned shares and/or shares underlying options, Restricted Stock Units ("RSUs") or warrants ("deemed held shares") held by eligible individuals, from time to time, during the term of the plan, and providing the eligible individuals with a market for their CIE shares and/or deemed held CIE shares.
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
As a result of this correction, $19.6 million of expense was recorded by CGP LLC during the third quarter of 2014 which related to the prior quarters of 2014, of which $18.7 million and $0.9 million should have been recorded during the first and second quarter of 2014, respectively. The correction has no impact on CGP LLC's cash flows from operations, cash flows from financing activities or Adjusted Earnings before Interest Income/Expense, Income Taxes, Depreciation and Amortization ("EBITDA") for any period presented herein. Likewise, the adjustments have no impact on the financial statements of the Company for any period presented as CAC has recorded income from its investment in CGP LLC based upon its minimum guaranteed return.
Correction of CGP LLC Prior Period Payable to Related Party
CGP LLC's joint venture with Rock Gaming, LLC ("Rock") is the majority member of CR Baltimore Holdings ("CRBH") and in February 2014 sold a portion of its interest in CBAC Gaming, LLC ("CBAC Gaming") to an existing joint venture partner of CBAC Gaming, Caves Valley Partners. CGP LLC received proceeds of $12.8 million from the sale. In accordance with the transaction agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC, Caesars Entertainment Corporation, HIE Holdings, Inc., Harrah’s BC, Inc., PHW Las Vegas, LLC, PHW Manager, Caesars Baltimore Acquisition Company, LLC and Caesars Baltimore Management Company, LLC, at or promptly following the closing of the sale of CGP LLC’s interest in CBAC Gaming, CGP LLC was obligated to pay Caesars Entertainment Corporation the $12.8 million proceeds received. During the first quarter of 2015, a $12.8 million liability was recorded by CGP LLC as an increase to Payables to related party with an associated decrease of $12.8 million to Additional paid-in capital, which should have been recorded during the first quarter of 2014. The correction had no impact on CGP LLC's cash flows from operations, cash flows from financing activities, statements of operations or Adjusted EBITDA for any period presented herein. Likewise, the adjustment has no impact on the financial statements of the Company for any period presented as CAC has recorded income from its investment in CGP LLC based upon its minimum guaranteed return.
Note 4 — Stockholders’ Equity and Earnings Per Share
Stockholders' Equity
Common Stock
As of September 30, 2015 and December 31, 2014, CAC had a total of 136,438,482 and 136,386,894 shares outstanding, respectively, of Class A common stock and no shares of Class B common stock outstanding.
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
Accumulated Other Comprehensive Income
Accumulated other comprehensive income consists of net income, net of taxes. For the three and nine months ended September 30, 2015 and 2014, no amounts were reclassified out of Accumulated other comprehensive income.
Investment in Notes from Related Party
On August 6, 2014, CGP LLC effectuated a distribution of its 5.75% and 6.50% face value aggregate principal amount of notes previously issued by CEOC ("CEOC Notes") as a dividend to its members, pro-rata based upon each member's ownership percentage in CGP LLC (see Note 10 — Related Party Transactions). CAC, as a member of CGP LLC, received $137.5 million in aggregate principal amount of 6.50% senior notes previously issued by CEOC, maturing June 1, 2016, and $151.4 million in aggregate principal amount of 5.75% senior notes previously issued by CEOC, maturing October 1, 2017. CAC recognized $159.7 million in Additional paid-in capital as a result of the distribution of the CEOC notes from CGP LLC as well as $8.8 million of related interest and $1.4 million of tax expense associated with the cash interest received on the notes. Both of these notes were included as a reduction of Additional paid-in capital in the September 30, 2015 and December 31, 2014 Condensed Balance Sheets and Condensed Statements of Stockholders' Equity along with interest receivable at the distribution date. These notes will be held at the distributed value with no subsequent adjustments such as fair value adjustments or interest receivable until such time as amounts are received by CAC.
Earnings Per Share
Basic earnings per share ("EPS") is calculated by dividing income, net of income taxes, by the weighted average number of common shares outstanding during the period in which the net income was earned. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans using the treasury stock method.
The following table summarizes the computations of Basic EPS and Diluted EPS (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$7.0	$2.8	$23.5	$13.4

Shares used to compute EPS:
Weighted average common stock outstanding - basic	136.4	135.8	136.4	135.8
Dilutive potential common shares	0.4	*	0.2	*
Weighted average common stock outstanding - diluted	136.8	135.8	136.6	135.8

Earnings per share:
Basic	$0.05	$0.02	$0.17	$0.10
Diluted	$0.05	$0.02	$0.17	$0.10
_____________________________________________________

*Rounds to zero and does not change weighted average common stock outstanding diluted total.
There were 1.9 million anti-dilutive shares excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2015. There was an immaterial amount of anti-dilutive shares excluded from the computation of diluted income per share for the three and nine months ended September 30, 2014.

Note 5 — Income Taxes
Total provision for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Provision for income taxes	$8.2	$20.0	$25.1	$25.9
CAC classifies reserves for tax uncertainties separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions and potential interest or penalties associated with those liabilities. At September 30, 2015 and December 31, 2014, there were no such reserves.
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
The effective tax rate for the three and nine months ended September 30, 2015 was 53.9% and 51.6%, respectively, which differed from the federal statutory tax rate of 35.0% due to a federal valuation allowance recorded against deferred tax assets related to the basis difference in the investment in notes from related party and state taxes. The effective tax rate for the three and nine months ended September 30, 2014 was 87.7% and 65.9%, respectively, which differed from the federal statutory tax rate of 35.0% primarily due to a federal valuation allowance recorded against deferred tax assets related to the basis difference in the investment in notes from related party.
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
We do not have assets or liabilities that are measured at fair value on a recurring basis. In addition, we have not recognized any adjustments for asset and liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2015 and 2014.
Note 7 — Litigation
From time to time, CAC or CGP LLC may be subject to legal proceedings and claims in the ordinary course of business.
Horseshoe Baltimore
Multiple lawsuits have been filed against CBAC Gaming and CBAC Borrower, LLC ("CBAC Borrower"), the City of Baltimore, the Maryland Department of the Environment ("MDE") and other parties in relation to the location and the development of Horseshoe Baltimore. These cases allege violations of various environmental laws, violations of zoning laws and public nuisance, among other claims.
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
The plaintiffs issued a notice of intent to file a citizen suit under 42 U.S.C. §§ 6972(a)(1)(A) and (a)(1)(B) of the Resource Conservation and Recovery Act. This notice of intent indicated an intention to sue CBAC, the City of Baltimore, Whiting-Turner, the general contractor for the construction of the Horseshoe Baltimore Casino, and the Maryland Chemical Company, the former owner and operator of the site. The citizen suit was filed on September 19, 2013 but did not name Whiting-Turner. The defendants filed motions to dismiss on October 15, 2013 for lack of subject matter jurisdiction and failure to state a claim to which plaintiffs responded on November 1, 2013. The motions to dismiss were granted on July 16, 2014. An appeal was noted on August 13, 2014. Oral argument before the 4th Circuit occurred on March 25, 2015. On July 1, 2015, the U.S. Court of Appeals for the Fourth Circuit reversed the motion to dismiss and remanded the matter back to the District Court. Discovery has now commenced.
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
CAC and CGP LLC believe that the claims and demands described above against CBAC and CBAC Gaming are without merit and intend to defend themselves vigorously. At the present time, we believe it is not probable that a material loss will result from the outcome of these matters. We cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should these matters ultimately be resolved against us, due to the inherent uncertainty of litigation and, in some cases, the stage of the related litigation. Although CAC and CGP LLC believe that they have adequate defenses to these claims, an adverse judgment could result in additional costs or injunctions.
CAC-CEC Proposed Merger
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the "Nevada Lawsuit") in the Clark County District Court in the State of Nevada against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan and David Sambur (the individual defendants collectively, the "CAC Directors"). The Nevada Lawsuit alleges claims for breach of fiduciary duty against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) a declaration that the claim for breach of fiduciary duty is a proper class action claim; (2) to order the CAC Directors to fulfill their fiduciary duties to CAC in connection with the Proposed Merger, specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors’ personal interests and their fiduciary duties to maximize shareholder value in the Proposed Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (3) to order the CAC Directors to account for all damages suffered or to be suffered by the plaintiff and the putative class as a result of the Proposed Merger; and (4) to award the plaintiff for his costs and attorneys’ fees. It is unclear whether the Nevada Lawsuit also seeks to enjoin the Proposed Merger. CAC and the CAC Directors believe this lawsuit is without merit and will defend themselves vigorously. The deadline to respond to the Nevada Lawsuit has been indefinitely extended by agreement of the parties.
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
We cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should these matters ultimately be resolved against us due to the inherent uncertainty of litigation and the stage of the related litigation.
CEOC Bondholder Litigation
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Delaware Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, CAC, Caesars Entertainment Resort Properties, LLC ("CERP"), Caesars Enterprise Services, LLC ("CES"), Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys’ fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, the motion was argued in December 2014, and was denied in March 2015. During the pendency of its Chapter 11 bankruptcy proceeding, the action has been automatically stayed with respect to CEOC. Discovery in the action is underway with a current deadline of September 30, 2015. Subsequently, plaintiffs advised the judge presiding over the CEOC bankruptcy proceeding that they would pursue in this litigation only those claims alleging that CEC remains liable under the parent guarantee formerly applicable to the Notes. CEC has informed us that fact discovery in the case is substantially complete. No trial date has been set.
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
On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Senior Unsecured Lawsuits") have been assigned to the same judge. Although the claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceeding, the court denied a motion to dismiss both lawsuits with respect to CEC and discovery is ongoing with respect to the plaintiffs' claims against CEC. Plaintiffs in the action that involves both tranches of Senior Unsecured Notes have indicated that they intend to move for summary judgment, and under the schedule imposed by the court, briefing on such motion will be completed by December 2, 2015. Plaintiffs in the other action, brought on behalf of holders of CEOC’s 6.50% Senior Unsecured Notes, have indicated that they will move for class certification, and under the schedule imposed by the court for this motion, briefing will be completed by February 1, 2016. CAC and CGP LLC are not parties to these lawsuits.
On November 25, 2014, UMB Bank ("UMB"), as successor indenture trustee for CEOC's 8.5% senior secured notes due 2020, filed a verified complaint (the "Delaware First Lien Lawsuit") in Delaware Chancery Court against CEC, CEOC, CERP, CAC, CGP LLC, CES, and against an individual, and past and present members of the CEC and CEOC Boards of Directors, Gary Loveman, Jeffrey Benjamin, David Bonderman, Kelvin Davis, Eric Press, Marc Rowan, David Sambur, Eric Hession, Donald Colvin, Fred Kleisner, Lynn Swann, Chris Williams, Jeffrey Housenbold, Michael Cohen, Ronen Stauber, and Steven Winograd, alleging generally that defendants have improperly stripped CEOC of prized assets, have wrongfully affected a release of a CEC parental guarantee of CEOC debt and have committed other wrongs. Among other things, UMB Bank has asked the court to appoint a receiver over CEOC. In addition, the Delaware First Lien Lawsuit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary and equitable as well as declaratory relief. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. All of the defendants have moved to dismiss the lawsuit, and that motion has been fully briefed. In addition, this lawsuit has been automatically stayed with respect to CEOC during the Chapter 11 process and, pursuant to the Fourth Amended and Restated Restructuring Support and Forbearance Agreement, dated as of July 31, 2015 (the "RSA"), has been subject to a consensual stay for all. The consensual stay will expire upon the termination of the RSA.
On February 13, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the "February 13 Notice") from Wilmington Savings Fund Society, FSB, in its capacity as successor Trustee for CEOC’s 10.00% Second-Priority Notes. The February 13 Notice alleges that CEOC’s commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 10.00% Second-Priority Notes; that all amounts due and owing on the 10.00% Second-Priority Notes therefore immediately became payable; and that Caesars Entertainment is responsible for paying CEOC’s obligations on the 10.00% Second-Priority Notes, including CEOC’s obligation to timely pay all principal, interest, and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 13 Notice alleges is still binding. The February 13 Notice accordingly demands that Caesars Entertainment immediately pay Wilmington Savings Fund Society, FSB, cash in an amount of not less than $3.7 billion, plus accrued and unpaid interest (including without limitation the $184 million interest payment due December 15, 2014 that CEOC elected not to pay) and accrued and unpaid attorneys’ fees and other expenses. The February 13 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this demand.
On February 18, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the "February 18 Notice") from BOKF, N.A. ("BOKF"), in its capacity as successor Trustee for CEOC’s 12.75% Second-Priority Senior Secured Notes due 2018 (the "12.75% Second-Priority Notes"). The February 18 Notice alleges that CEOC's commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 12.75% Second-Priority Notes; that all amounts due and owing on the 12.75% Second-Priority Notes therefore immediately became payable; and that CEC is responsible for paying CEOC’s obligations on the 12.75% Second-Priority Notes, including CEOC’s obligation to timely pay all principal, interest and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 18 Notice alleges is still binding. The February 18 Notice therefore demands that CEC immediately pay BOKF cash in an amount of not less than $750 million, plus accrued and unpaid interest, accrued and unpaid attorneys’ fees, and other expenses. The February 18 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this demand.
On March 3, 2015, BOKF filed a lawsuit (the "New York Second Lien Lawsuit") against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the "New York First Lien Lawsuit") against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC’s filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases have both been assigned to the same judge presiding over the other Parent Guarantee Lawsuits, as defined below. CEC filed its answer to the BOKF complaint on March 25, 2015, and its answer to the UMB complaint is due on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, where it remains pending. Meanwhile, the parties have completed fact discovery in both actions and currently are engaged in expert discovery. CAC and CGP LLC are not parties to these lawsuits.
On March 11, 2015, CEOC filed an adversary proceeding in bankruptcy court requesting that the Parent Guarantee Lawsuits be enjoined against all defendants through plan confirmation; in subsequent submissions, CEOC stated that it sought a temporary stay of those lawsuits until 60 days after the issuance of a final report by the Bankruptcy Examiner. CEOC argued that contemporaneous prosecution of related claims against CEC would impair the bankruptcy court’s jurisdiction over the Debtors’ reorganization by threatening the Debtors’ ability to recover estate property for the benefit of all creditors, diminishing the prospects of a successful reorganization, and depleting property of the estate. On July 22, 2015, the bankruptcy court denied CEOC’s request. The denial was affirmed by the United States District Court for the Northern District of Illinois in October 2015, and currently is on appeal to the United States Court of Appeals for the Seventh Circuit, with oral arguments scheduled for December 10, 2015. The bankruptcy court’s ruling does not address the merits of the Parent Guarantee Lawsuits.
On October 20, 2015, Wilmington Trust, National Association ("Wilmington Trust"), filed a lawsuit (the "New York Senior Notes Lawsuit" and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the "Parent Guarantee Lawsuits") against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC’s 10.75% Senior Notes due 2016 (the "10.75% Senior Notes"). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC has not yet been served with the complaint in this action. CAC and CGP LLC are not parties to these lawsuits.
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
We believe that the claims and demands described above against CAC and CGP LLC in the Delaware First Lien Lawsuit and Delaware Second Lien Lawsuit are without merit and intend to defend ourselves vigorously. For the Delaware First Lien Lawsuit and Delaware Second Lien Lawsuit, at the present time, we believe it is not probable that a material loss will result from the outcome of these matters. However, given the uncertainty of litigation, we cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should the matters ultimately be resolved against us. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC, which we believe these matters would likely be long and protracted, and were a court to find in favor of the claimants in the Delaware First Lien Lawsuit or the Delaware Second Lien Lawsuit, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
National Retirement Fund
In January 2015, a majority of the Trustees of the National Retirement Fund ("NRF"), a multi-employer defined benefit pension plan, voted to expel CEC and its participating subsidiaries ("CEC Group") from the plan. NRF claims that CEOC’s bankruptcy presents an "actuarial risk" to the plan because, depending on the outcome of the bankruptcy proceeding, CEC might no longer be liable to the plan for any partial or complete withdrawal liability. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
Prior to NRF’s vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreements in which the obligation to contribute to NRF exists. It is completely current with respect to pension contributions. The CEC Group opposed the NRF actions in the appropriate legal forums including seeking a declaratory judgment in federal district court challenging NRF's authority to expel the CEC Group and also seeking relief in the CEOC bankruptcy proceeding. The parties entered into a Standstill Agreement in March 2015 staying the CEC Group's obligation to commence quarterly payments and instead continue making its monthly contributions, and also setting a briefing schedule in the bankruptcy proceeding for both CEOC’s motion that NRF’s action violated the automatic stay and the CEC Group's motion to extend the stay to encompass NRF’s collection lawsuit against CEC. Both matters have been fully briefed, but the Bankruptcy

Court has yet to rule. NRF has filed a motion to dismiss the federal district court action asserting that the governing statute requires that the issue must first be arbitrated. All briefs have been submitted but the court has yet to rule.
CEC believes that its legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously. Because legal proceedings with respect to this matter are at the preliminary stages, we cannot currently provide assurance as to the ultimate outcome of the matters at issue.
Other Matters
In recent years, governmental authorities have been increasingly focused on anti-money laundering ("AML") policies and procedures, with a particular focus on the gaming industry. In October 2013, CEOC’s subsidiary, Desert Palace, Inc. (the owner of and referred to herein as Caesars Palace), received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury ("FinCEN"), stating that FinCEN was investigating Caesars Palace for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Caesars Palace responded to FinCEN’s letter in January 2014. Additionally, we were informed in October 2013 that a federal grand jury investigation regarding anti-money laundering practices of CEC and its subsidiaries had been initiated. CEC and Caesars Palace have been cooperating with FinCEN, the Department of Justice and the Nevada Gaming Control Board (the "GCB") on this matter. On September 8, 2015, FinCEN announced a settlement pursuant to which Caesars Palace agreed to an $8 million civil penalty for its violations of the Bank Secrecy Act, which penalty shall be treated as a general unsecured claim in Caesars Palace’s bankruptcy proceedings. In addition, Caesars Palace agreed to conduct periodic external audits and independent testing of its AML compliance program, report to FinCEN on mandated improvements, adopt a rigorous training regime, and engage in a "look-back" for suspicious transactions. The terms of the FinCEN settlement are subject to bankruptcy court approval.
CEOC and the GCB reached a settlement on the same facts as above, wherein CEC agreed to pay $1.5 million and provide to the GCB the same information that is reported to FinCEN and to resubmit its updated AML policies. On September 17, 2015, the settlement agreement was approved by the Nevada Gaming Commission.
CEOC continues to cooperate with the Department of Justice in its investigation of this matter.
The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our financial position, results of operations, or cash flows, as we do not believe it is reasonably possible that we will incur material losses as a result of such litigation.
Note 8 — Stock-based Compensation
Restricted Stock Units
During the nine months ended September 30, 2015, restricted stock unit ("RSU") awards vested under the 2014 Performance Incentive Plan ("the PIP Plan"); pursuant to the vesting event, CAC issued approximately 52,000 shares. In accordance with the CGP Operating Agreement, CGP LLC issued an equivalent number of Class A voting units to CAC, such that the number of shares of CAC stock outstanding equals the number of Class A voting units of CGP LLC owned by CAC. CAC's economic ownership of CGP LLC remained at 42.5%.
The following is a summary of CAC's RSU activity for the nine months ended September 30, 2015:

	Restricted Stock Units	Fair Value(1)
Outstanding at January 1, 2015	864,909	$11.91
Granted	25,876	$7.73
Vested	(61,547)	$11.07
Forfeited	—	$—
Outstanding at September 30, 2015	829,238	$11.84
_____________________________________________________

(1)	Represents the weighted-average grant date fair value per RSU.
As of September 30, 2015, there was approximately $4.4 million of total unrecognized compensation cost related to RSUs granted under the PIP Plan, which is expected to be recognized over a weighted-average remaining period of 2.2 years using the straight-line method.
During the three and nine months ended September 30, 2015, total compensation expense recorded in earnings for RSUs granted under the PIP Plan was $0.8 million and $4.1 million, respectively. During the three and nine months ended September 30, 2014, total compensation expense recorded in earnings for RSUs granted under the PIP Plan was $1.2 million and $1.8 million, respectively. This expense was included in Operating expenses in the Condensed Statements of Operations and Comprehensive Income.

Stock Options
The following is a summary of CAC's stock option activity for the nine months ended September 30, 2015:

	Options	Weighted Average Exercise Price	Fair Value(1)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	1,400,000	$9.53	$5.02	9.9	$1.1
Granted	20,000	$7.73	$3.10
Outstanding at September 30, 2015	1,420,000	$9.51	$4.99	9.1	$—
Vested and expected to vest at September 30, 2015	1,420,000	$9.51	$4.99	9.1	$—
Exercisable at September 30, 2015	—	$—	$—		$—
_____________________________________________________

(1)	Represents the weighted-average grant date fair value per option.
Stock options granted to non-employees are equity-classified awards and are remeasured at fair value at the end of each reporting period. Stock options granted to employees are equity classified and measured at fair value at the date of grant. Valuation assumptions for stock options used in the Black-Scholes model to estimate fair value for the nine months ended September 30, 2015 were:

Expected volatility	39.9% - 45.7%
Weighted-average volatility	45.5%
Expected dividend yield	—%
Expected term (in years)	5.8 - 9.4
Risk-free interest rate	1.8% - 2.3%
As of September 30, 2015, there was approximately $1.5 million of total unrecognized compensation expense related to CAC’s stock granted under the PIP Plan, which is expected to be recognized over a weighted-average period of 1.1 years.
During the three and nine months ended September 30, 2015, total compensation expense recorded in earnings for stock options was approximately $0.4 million and $3.1 million, respectively. This expense is included in Operating expenses in the Condensed Statements of Operations and Comprehensive Income.
During the three and nine months ended September 30, 2014, there was no compensation expense recorded in earnings for stock options.
Note 9 — Supplemental Cash Flow Information
Significant non-cash transactions for the nine months ended September 30, 2015 included (1) $73.0 million in income from our equity method investment in CGP LLC and (2) $16.7 million of fees and expenses paid directly by CGP LLC that were incurred by CAC and also accounted for as a non-cash distribution from CGP LLC. Significant non-cash transactions for the nine months ended September 30, 2014 included (1) $55.5 million in income from our equity method investment in CGP LLC and (2) $27.6 million of fees and expenses paid directly by CGP LLC that were incurred by CAC and also accounted for as a non-cash distribution from CGP LLC. CAC's expenses incurred in the normal course of business are expected to be paid by CGP LLC on behalf of CAC in accordance with the CGP Operating Agreement.
During the nine months ended September 30, 2015, CGP LLC did not make tax payments on behalf of CAC. During the nine months ended September 30, 2014, CGP LLC paid $12.7 million in tax on behalf of CAC, which was accounted for as distributions from CGP LLC to CAC.
There was no interest expense incurred or cash paid for interest for the nine months ended September 30, 2015 and 2014.
Note 10 — Related Party Transactions
Management Services Agreement with CEOC
In October 2013, CAC entered into the CGP Management Services Agreement with CEOC and CGP LLC pursuant to which CEOC and its subsidiaries provide certain services. The agreement, among other things:

•
provides that CEOC and its subsidiaries provide (a) certain corporate services and back office support, including payroll, accounting, risk management, tax, finance, recordkeeping, financial statement preparation and audit support, legal, treasury functions, regulatory compliance, insurance, information systems, office space, and corporate and other centralized services and (b) certain advisory and business management services, including developing business strategies, executing financing transactions and structuring acquisitions and joint ventures;

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
Share-based Payments to Non-employees of CAC or CGP LLC
On April 9, 2014, the Board approved the CAC Equity-Based Compensation Plan for CEC Employees (the "Equity Plan"). Under the Equity Plan, CEC is authorized to grant stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, cash awards, rights to purchase or acquire shares or similar securities in the form of or with a value related to our Common Stock to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries. The Equity Plan will terminate on April 9, 2024. Subject to adjustments in connection with certain changes in capitalization, the maximum value of the shares of our Common Stock that may be delivered pursuant to awards under the Equity Plan is $25.0 million.
On May 8, 2014, CEC granted awards to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries in accordance with the Equity Plan in order to reward and provide incentive for services provided in their capacity, promote the success of CGP LLC, and more closely align the interests of such individuals with those of the stockholders of the Company. Awards under this plan vest one-third on each of October 21, 2014, 2015 and 2016. Expense associated with the vesting of such awards is recorded as management fee expense by CGP LLC, totaling $2.0 million and $11.1 million for three and nine months ended September 30, 2015, respectively. As the service period for a portion of the awards was accelerated to end in July 2015, management fee also included expenses associated with the service period acceleration. For the three and nine months ended September 30, 2014, management fee expense was $4.6 million and $7.3 million, respectively. Upon issuance of shares pursuant to this plan, such shares will be contributed to CGP LLC by CAC as additional investment into that entity, at which time CGP LLC will settle its management fee obligation with CEC and its subsidiaries through a distribution of such shares to CEC. Also upon issuance of shares pursuant to this plan, CGP LLC will issue an equivalent number of voting units in CGP LLC and distribute those units to CAC. As CAC will receive voting units in CGP LLC in exchange for the shares of CAC issued pursuant to this plan, there is no expected dilutive impact to CAC's EPS (see Note 4 — Stockholders’ Equity and Earnings Per Share).
Stock-based Compensation Granted to Related Party
In December 2014, CAC granted RSU awards and options to a related-party consultant under the PIP Plan. During the three-month period ended March 31, 2015, the service period for these grants was accelerated to end in July 2015. The vesting period remained unchanged. During the three and nine months ended September 30, 2015, $0.4 million and $4.4 million expense was recognized related to these grants, respectively.
Investment in Notes from Related Party
In connection with the CEOC Notes, CGP LLC effectuated a distribution of its 5.75% and 6.50% face value aggregate principal amount as a dividend to its members, pro-rata based upon each member’s ownership percentage in CGP LLC (see Note 4 — Stockholders’ Equity and Earnings Per Share). In connection with the Notes Distribution, CAC, as a member of CGP LLC, received $137.5 million in aggregate principal amount of the 6.50% CEOC Notes, maturing June 1, 2016, and $151.4 million in aggregate principal amount of the 5.75% CEOC Notes, maturing October 1, 2017. CAC recognized $159.7 million as a reduction to Additional paid-in capital as a result of the distributions as well as $8.8 million of related interest and $1.4 million of tax expense associated with the cash interest received on the notes. These notes are included as a component of Additional paid-in capital in our Condensed Balance Sheets and Condensed Statements of Stockholders' Equity along with interest receivable at the distribution date. These notes will be held at the distributed value with no subsequent fair value adjustments or recognition of interest income until such time as amounts are received by CAC. The fair value of this distribution reduces the deployed capital upon which CAC is entitled to earn a minimum guaranteed return prospectively from the August 6, 2014 distribution date.
Note 11 — Subsequent Events
Because significant recent developments and subsequent events related to our equity method investee could be impactful to our financial performance, we have elected to include disclosure of such items herein.

Equity and Equity Awards
During October 2015, certain RSU awards under the PIP Plan and under the Equity Plan vested. Pursuant to these vesting events, CAC issued 715,587 shares. In accordance with the CGP Operating Agreement, CGP LLC issued an equivalent number of Class A voting units to CAC, such that the number of shares of CAC stock outstanding equals the number of Class A voting units of CGP LLC owned by CAC. As a result, CAC's economic ownership of CGP LLC increased from approximately 42.5% to 42.6%.
CIE Repayment of Borrowings to Caesars Entertainment
In October 2015, CIE repaid in full the $19.8 million outstanding balance on borrowings on its credit facility with Caesars Entertainment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Acquisition Company (the "Company," "CAC," "we," "our" and "us") and Caesars Growth Partners, LLC ("CGP LLC") for the three and nine months ended September 30, 2015 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
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
As our investment in CGP LLC is considered to be significant, CGP LLC's annual financial statements are required to be included as an exhibit to each CAC Annual Report on Form 10-K in accordance with Securities and Exchange Commission ("SEC") Rule 3-09 of Regulation S-X. Given the significance of this investment to the financial position and results of operations of CAC, we have elected to include selected financial information of CGP LLC in this Quarterly Report on Form 10-Q. As we believe that the comparative information for CAC's investment in CGP LLC is material to investors in CAC, we also have presented information for CGP LLC in this management's discussion and analysis of financial condition and results of operations.
Proposed Merger of CAC with CEC
On December 21, 2014, the Company and CEC entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, among other things, CAC will merge with and into CEC, with CEC as the surviving company (the "Proposed Merger").
Pursuant to the terms of the Merger Agreement, and subject to the overall restructuring of Caesars Entertainment Operating Company, Inc. ("CEOC"), regulatory approval and other closing conditions, upon consummation of the Proposed Merger, each share of class A common stock, par value $0.001 per share, of CAC issued and outstanding immediately prior to the effective time of the Proposed Merger will be converted into, and become exchangeable for, that number of shares of CEC common stock, par value $0.01 per share, equal to 0.664 (the "Exchange Ratio"), provided that during the Adjustment Period (as described below), the Special Committee of CAC’s Board of Directors (the "CAC Special Committee") and the Special Committee of CEC’s Board of Directors (the "CEC Special Committee"), each composed solely of independent directors, will determine if there should be an adjustment to the Exchange Ratio and the amount of any such adjustment, taking into consideration all relevant facts and circumstances affecting the intrinsic value of CAC and CEC. The Adjustment Period is the 14 day period beginning on the later of (i) the date that the CEOC restructuring plan is confirmed and (ii) the date that both CAC and CEC confirm that their respective independent financial advisors have received all information as may be reasonably necessary or advisable in order to render a fairness opinion concerning the Exchange Ratio. If at the end of the Adjustment Period, the CAC Special Committee and the CEC Special Committee have not agreed to an adjustment to the Exchange Ratio, there will not be an adjustment to the Exchange Ratio. Within five business days following the end of the Adjustment Period, either CAC or CEC may terminate the Merger Agreement if (a) the CAC Special Committee and the CEC Special Committee cannot agree on an Exchange Ratio adjustment and a failure to terminate the Merger Agreement would be inconsistent with their respective directors’ fiduciary duties or (b) the CAC Special Committee or the CEC Special Committee, as applicable, has not received an opinion of its respective financial advisor that the Exchange Ratio (as adjusted, if applicable) is fair, from a financial point of view to CAC and its public stockholders or CEC, as applicable.
Under the Merger Agreement, CEC has agreed to use reasonable best efforts to (i) cause the implementation of the restructuring of certain of CEC’s subsidiaries as contemplated by that certain Restructuring Support and Forbearance Agreement, dated as of December 19, 2014, among CEOC, CEC, LeverageSource III (H Holdings), L.P., LeverageSource V, L.P. and each of the holders of first lien bond claims party thereto (the "Restructuring Support Agreement") and (ii) consult with CAC regarding certain additional actions in connection with the bankruptcy filing contemplated by the Restructuring Support Agreement if CEC determines, in its reasonable discretion, that such additional actions could reasonably be expected to be materially adverse to CAC.
CAESARS ACQUISITION COMPANY
Operating Results
Income from Equity Method Investment
For the three and nine months ended September 30, 2015, CAC recognized $24.4 million and $73.0 million, respectively, of income before tax from its equity method investment in CGP LLC, which equals the amount of income that CAC was entitled to under its minimum guaranteed return. For the three and nine months ended September 30, 2014, CAC recognized $24.9 million and $55.5 million, respectively, of income before tax from its equity method investment in CGP LLC, which equals the amount of income that CAC was entitled to under its minimum guaranteed return. The minimum guaranteed return subsequent to May 2014 includes return earned on capital deployed in connection with the May 2014 acquisitions of JCC Holding Company II, LLC and its subsidiaries ("Harrah's New Orleans"), 3535 LV Corporation, (formerly known as "The Quad" and recently rebranded as "The LINQ Hotel & Casino"), indirect subsidiaries of Parball Corporation (collectively known as "Bally's Las Vegas"), and Corner Investment Company, LLC and its subsidiaries ("The Cromwell") by indirect subsidiaries of CGP LLC. The minimum guaranteed return also reflects a reduction in the amount of deployed capital upon which such return is earned, equal to the fair value of senior notes distributed from CGP LLC to CAC on August 6, 2014.
Operating Expenses
CAC incurs direct expenses which are primarily related to professional services fees, as well as general liability insurance, licenses and fees. For the three and nine months ended September 30, 2015, CAC incurred direct expenses of $9.2 million and $24.4 million, respectively. For the three and nine months ended September 30, 2014, CAC incurred direct expenses of $2.1 million and $16.2 million, respectively.
Provision for Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2015 was $8.2 million and $25.1 million, respectively, and $20.0 million and $25.9 million for the three and nine months ended September 30, 2014, respectively. The provision for income taxes for the three and nine months ended September 30, 2015 and 2014 differed from the expected benefit for income taxes at the federal tax rate of 35.0% applied to CAC's pre-tax income primarily due to a federal valuation allowance recorded against deferred tax assets related to the basis difference in the investment in notes from related party.
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
CAC's expenses incurred in the normal course of business, including income tax obligations, are paid by CGP LLC on behalf of CAC pursuant to the amended and restated limited liability company agreement of CGP LLC (the "CGP Operating Agreement"). These transactions are accounted for as distributions from CGP LLC to CAC.
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
Off-Balance Sheet Arrangements
CAC did not have any off-balance sheet arrangements at September 30, 2015 or December 31, 2014.
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
For financial reporting purposes, CGP LLC has two operating units: (1) Caesars Interactive Entertainment, Inc. ("Caesars Interactive", "Interactive Entertainment" or "CIE") and (2) Casino Properties and Developments. CGP LLC’s Interactive Entertainment operating unit consists of CIE, which is comprised of three distinct, but complementary businesses: social and mobile games, World Series of Poker ("WSOP") and regulated online real money gaming. CGP LLC’s Casino Properties and Developments operating unit consists of Planet Hollywood Resort & Casino ("Planet Hollywood"), Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas, The Cromwell and CGP LLC’s interest in the Maryland Joint Venture.
Operating Results of CGP LLC

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2015	2014	Change(3)	2015	2014	Change(3)
Interactive entertainment net revenues	$194.5	$161.6	$32.9	$557.3	$430.4	$126.9
Casino properties and developments net revenues	406.7	324.2	82.5	1,186.6	910.3	276.3
Total net revenues	601.2	485.8	115.4	1,743.9	1,340.7	403.2
Income from operations	86.2	82.1	4.1	389.3	91.1	298.2
Net income from continuing operations	20.5	70.7	(50.2)	201.6	67.6	134.0
Net loss from discontinued operations	—	(14.6)	14.6	—	(15.6)	15.6
Operating margin (1)	14.3%	16.9%	(2.6) BPS	22.3%	6.8%	15.5 BPS
Adjusted EBITDA (2)	168.6	105.4	63.2	477.0	312.8	164.2
_____________________________________________________

(1)	Operating margin is calculated as Income/(loss) from operations divided by Total net revenues.

(2)	See Reconciliations of Adjusted Earnings before Interest Income/Expense, Income Taxes, Depreciation and Amortization ("EBITDA") to Net Income/(Loss) from Continuing Operations.

(3)	BPS is defined as basis points.
Third Quarter 2015 results compared with Third Quarter 2014
Net revenues for the third quarter of 2015 were $601.2 million as compared to $485.8 million for the respective period in 2014, which was an increase of $115.4 million, or 23.8%. The increase in revenue for CIE was primarily driven by strong organic growth in the social and mobile games operating unit. The increase in revenues for Casino Properties and Developments was primarily a result of the opening of Horseshoe Baltimore in August 2014 and renovations at The LINQ Hotel & Casino.
Income from operations for the third quarter of 2015 was $86.2 million as compared to $82.1 million for the same period in 2014, which was an increase of $4.1 million, or 5.0%. The increase in income from operations was primarily driven by the income impact of increased revenues offset by increased expenses resulting from the opening of the Horseshoe Baltimore and an increase in the fair value of contingently issuable non-voting membership units.
Net loss from discontinued operations was $14.6 million in the third quarter of 2014, related to CIE's operations of a development studio in Minsk, Belarus which was disposed of in the fourth quarter of 2014.

Adjusted EBITDA for the third quarter of 2015 and 2014 was $168.6 million and $105.4 million, respectively, which is an increase of $63.2 million, or 60.0%, driven primarily by the income impact of increased revenues and reduced operating expense, partially offset by increased expenses resulting from the opening of the Horseshoe Baltimore.
Nine Months Ended September 30, 2015 results compared with September 30, 2014
Net revenues for the nine months ended September 30, 2015 were $1,743.9 million as compared to $1,340.7 million for the respective period in 2014, which was an increase of $403.2 million, or 30.1%. The increase in revenue for CIE was primarily driven by strong organic growth in CIE's social and mobile games, as well as the February 2014 acquisition of Pacific Interactive. The increase in revenues for Casino Properties and Developments was primarily a result of the openings of The Cromwell in May 2014 and Horseshoe Baltimore in August 2014, and renovations at The LINQ Hotel & Casino, partially offset by lower revenues at Harrah's New Orleans as a result of the April 2015 smoking ban.
Income from operations for the nine months ended September 30, 2015 was $389.3 million as compared to $91.1 million for the same period in 2014, which was an increase of $298.2 million, or 327.3%. The increase in income from operations is primarily attributable to the decrease in the fair value of contingently issuable non-voting membership units and an increase in the prior year in the change in fair value of contingent consideration. Excluding the impact of the change in fair value of contingently issuable non-voting membership units and the change in fair value of contingent consideration from both periods, income from operations for the nine months ended September 30, 2015 increased by $165.9 million when compared to the same period in 2014 due to year over year growth in CIE as well as the openings of The Cromwell and Horseshoe Baltimore and renovations at The LINQ Hotel & Casino.
Net loss from discontinued operations was $15.6 million for the nine months ended September 30, 2014, related to CIE's operations of a development studio in Minsk, Belarus which was disposed of in the fourth quarter of 2014.
Adjusted EBITDA for the nine months ended September 30, 2015 and 2014 was $477.0 million and $312.8 million, respectively. The increase of $164.2 million, or 52.5%, from the prior period was driven primarily by the income impact of increased revenues and improved operational expenses, partially offset by increased expenses resulting from operating costs incurred after the openings of The Cromwell and Horseshoe Baltimore.
Operating Results
Interactive Entertainment

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Net revenues	$194.5	$161.6	$32.9	$557.3	$430.4	$126.9
Income from operations	42.5	20.1	22.4	137.4	21.0	116.4
Net income/(loss) from continuing operations	25.7	(2.9)	28.6	92.2	(2.2)	94.4
Net loss from discontinued operations	—	(14.6)	14.6	—	(15.6)	15.6
Operating margin(1)	21.9%	12.4%	9.5 BPS	24.7%	4.9%	19.8 BPS
Adjusted EBITDA(2)	72.7	53.4	19.3	204.8	129.1	75.7

_____________________________________________________

(1)	Operating margin is calculated as Income from operations divided by Net revenues.

(2)	See Reconciliations of Adjusted EBITDA to Net Income/(Loss) from Continuing Operations.
Third Quarter 2015 results compared with Third Quarter 2014
Interactive Entertainment net revenues increased by $32.9 million, or 20.4%, in the third quarter of 2015 as compared to the same period in 2014, resulting primarily from strong organic growth in CIE's social and mobile games due to the continued focus on conversion and monetization. Income from operations increased by $22.4 million, or 111.4%, in the third quarter of 2015 as compared to the same period in 2014, primarily driven by the increase in revenues. Net loss from discontinued operations was $14.6 million for the third quarter of 2014 due to CIE’s suspension of operations of the Minsk development studio. Adjusted EBITDA increased by $19.3 million, or 36.1%, in the third quarter of 2015 as compared to the same period in 2014, driven by the income impact of increased revenues and reduced online real money gaming marketing expenses.
Nine Months Ended September 30, 2015 results compared with September 30, 2014
Interactive Entertainment net revenues increased by $126.9 million, or 29.5%, during the nine months ended September 30, 2015 as compared to the same period in 2014, resulting primarily from strong organic growth in CIE's social and mobile games, as well as the February 2014 acquisition of Pacific Interactive. Income from operations increased by $116.4 million during the nine months ended September 30, 2015 as compared to the same period in 2014, primarily driven by the increase in revenues. Net loss from discontinued operations was $15.6 million for the nine months ended September 30, 2014 due to CIE’s suspension of operations of the Minsk development studio. Adjusted EBITDA increased by $75.7 million, or 58.6%, during the nine months ended September 30, 2015 as compared to the same period in 2014, driven by the income impact of increased revenues and reduced online real money gaming marketing expenses.
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
Key Financial Metrics
The table below shows the results of CIE's business based upon the financial metrics for the periods presented.

	For the Three Months Ended
(In millions)	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014
Revenues
Social and mobile games	$183.5	$175.4	$167.6	$147.7	$151.3
WSOP and online real money gaming	11.0	10.8	9.0	8.7	10.3
Total	$194.5	$186.2	$176.6	$156.4	$161.6

Adjusted EBITDA	$72.7	$69.5	$62.6	$47.9	$53.4
The table below shows the revenue generated from CIE’s social and mobile games business by geographic region for the periods listed and assumes that deferred revenues are spread proportionately across all geographies.

	For the Three Months Ended
(In millions)	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014
North America	$132.7	$126.9	$119.1	$103.1	$103.4
South America	1.5	1.4	1.1	1.1	1.1
Europe	15.6	15.3	14.8	14.1	13.9
Asia/Pacific	32.2	30.9	31.8	28.3	31.9
Africa and Rest of the World	1.5	0.9	0.8	1.1	1.0
Social and mobile games revenue	$183.5	$175.4	$167.6	$147.7	$151.3
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

	For the Three Months Ended
	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014
Average Daily Active Users (1)	6,144	6,132	6,061	5,706	5,640
Average Monthly Active Users (1)	19,324	19,177	19,044	17,863	17,767
Average Monthly Unique Users (1)	18,657	17,918	17,803	16,508	16,472
Average Monthly Unique Payers (1)	860	796	762	657	595
Average Revenue Per User	$0.33	$0.31	$0.31	$0.28	$0.29
_____________________________________________________

(1)
CIE systems cannot always distinguish unique individuals playing games in multiple sessions in the same day or in a 30-day period ending with the measurement date, playing the same game across multiple platforms, or playing different titles offered by CIE. Thus, users who play multiple titles on multiple platforms may be counted as more than one user within the respective operating metrics.

Consistent with the social and mobile business model, only a small portion of CIE’s social and mobile games players pay for virtual goods. For the three months ended September 30, 2015, CIE had approximately 860 thousand average MUP, or 4.6% of the total number of average MUU on the social and mobile platforms during this period, who purchased virtual goods. There were approximately 595 thousand average MUP, or 3.6% of the total number of average MUU on the social and mobile platforms, who purchased virtual goods for the three months ended September 30, 2014. Because the opportunity for social interactions and player generated promotion through playing platforms increases as the overall number of players increases, CIE believes that maintaining and growing its total number of players, including the number of players who may not purchase virtual goods, is important to the success of its business. The sale of virtual goods, however, constitutes the primary source of revenue for CIE's social and mobile games business. The degree to which game players choose to pay for virtual goods in the games is driven by CIE's ability to create content that enhances the game-play experience. CIE's revenue and overall financial performance are affected by the number of players and the effectiveness of its monetization of players through the sale of virtual goods.
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

Casino Properties and Developments

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Net revenues	$406.7	$324.2	$82.5	$1,186.6	$910.3	$276.3
Income from operations	53.5	10.8	42.7	158.8	74.0	84.8
Operating margin(1)	13.2%	3.3%	9.9 BPS	13.4%	8.1%	5.3 BPS
Adjusted EBITDA(2)	98.4	56.3	42.1	286.2	194.6	91.6
____________________________________________________

(1)	Operating margin is calculated as Income from operations divided by Net revenues.

(2)	See Reconciliations of Adjusted EBITDA to Net Income/(Loss) from Continuing Operations.
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
Third Quarter 2015 results compared with Third Quarter 2014
Casino Properties and Developments net revenues for the third quarter of 2015 increased by $82.5 million, or 25.4%, when compared to the same period in 2014 primarily due to the opening of Horseshoe Baltimore in August 2014 and renovations at The LINQ Hotel & Casino. Total trips increased approximately 21.2% during the third quarter of 2015 when compared to the same period in 2014, primarily driven by the opening of Horseshoe Baltimore. Gross casino hold also saw a positive variance, increasing from 11.3% for the quarter ended September 30, 2014 to 12.5% for the quarter ended September 30, 2015 primarily attributed to Harrah's New Orleans.
Room revenues for the third quarter of 2015 and 2014 were $82.2 million and $59.2 million, respectively. Cash average daily room rates for the third quarter of 2015 increased to approximately $119, or 15.5%, when compared to approximately $103 for the same period in 2014 primarily due to renovated rooms at The LINQ Hotel & Casino, higher demand in the Las Vegas market and the increase in resort fees in late 2014. Average daily occupancy was 92.7% and 89.5% for the third quarter of 2015 and 2014, respectively. Revenue per available room ("RevPar") for the third quarter of 2015 and 2014 was $109 and $93, respectively, or an increase of 17.2%.
Food and beverage revenues for the third quarter of 2015 and 2014 were $73.6 million and $63.7 million, respectively. The increase of $9.9 million, or 15.5%, in food and beverage revenue was driven largely by the completion of construction at The LINQ Hotel & Casino in 2015 and new offerings across the portfolio including various new venues that opened at Horseshoe Baltimore in 2014.
Other revenues for the third quarter of 2015 were $44.0 million, as compared to $49.6 million for the same period in 2014. The decrease of $5.6 million, or 11.3%, was due to lower entertainment revenues at The Cromwell and Planet Hollywood.
Income from operations for the third quarter of 2015 increased by $42.7 million, or 395.4%, when compared to the same period in 2014 and adjusted EBITDA increased by $42.1 million, or 74.8%, when compared to the same period in 2014 primarily driven by the income impact of increased revenues and marketing and operational efficiencies, partially offset by operating expenses incurred after the opening of Horseshoe Baltimore. Adjusted EBITDA was positively impacted by favorable casino hold of $11.1 million.
Nine Months Ended September 30, 2015 results compared with September 30, 2014
Casino Properties and Developments net revenues for the nine months ended September 30, 2015 increased by $276.3 million, or 30.4%, when compared to the same period in 2014 primarily due to the openings of The Cromwell in May 2014 and Horseshoe Baltimore in August 2014 and renovations at The LINQ Hotel & Casino, partially offset by a decrease in revenues at Harrah's New Orleans due to the April 2015 smoking ban. Total trips increased approximately 45.9% during the nine months ended September 30, 2015 when compared to the same period in 2014, primarily driven by the openings of The Cromwell and

Horseshoe Baltimore. For the nine months ended 2015, gross casino hold also saw a positive variance, increasing from 11.4% for the nine months ended September 30, 2014 to 12.0% for the nine months ended September 30, 2015.
Room revenues for the nine months ended September 30, 2015 and 2014 were $239.0 million and $193.8 million, respectively. Cash average daily room rates for the nine months ended September 30, 2015 increased to approximately $122, or 15.1%, when compared to approximately $106 for the same period in 2014 primarily due to renovated rooms at The LINQ Hotel & Casino, higher demand in the Las Vegas market and the increase in resort fees in late 2014. Average daily occupancy was 93.1% and 90.8% for the nine months ended September 30, 2015 and 2014, respectively. RevPar for the nine months ended September 30, 2015 and 2014 was $112 and $97, respectively, or an increase of 15.5%.
Food and beverage revenues for the nine months ended September 30, 2015 and 2014 were $207.9 million and $177.7 million, respectively. The increase of $30.2 million, or 17.0%, in food and beverage revenue was driven largely by the completion of construction at The LINQ Hotel & Casino in 2015 and new offerings that opened in 2014 across the portfolio including various new venues at The Cromwell and Horseshoe Baltimore.
Other revenues for the nine months ended September 30, 2015 and 2014 were $123.0 million and $118.5 million, respectively. The increase of $4.5 million, or 3.8%, was primarily due to the opening of Drai's at The Cromwell and the opening of Horseshoe Baltimore.
Income from operations for the nine months ended September 30, 2015 increased by $84.8 million, or 114.6%, when compared to the same period in 2014. The income impact of increased revenues was partially offset by the combination of operating expenses incurred after the openings of The Cromwell and Horseshoe Baltimore and management fee expenses incurred after the May 2014 acquisitions. Adjusted EBITDA for the nine months ended September 30, 2015 increased by $91.6 million, or 47.1%, when compared to the same period in 2014 primarily driven by increased revenues, partially offset by operating expenses incurred after the openings of The Cromwell and Horseshoe Baltimore.
Incentives are often provided for customers to stay and play at our properties. Incentives are provided to customers based on a number of factors such as marketing plans, competitive factors, economic conditions, and regulations. These incentives come in a variety of different forms including free and discounted products, gaming credits, food and beverage credits, hotel room credits, and other forms. The retail value of accommodations, food and beverage, and other services furnished to casino guests is included in gross revenue and then deducted as promotional allowances. Hence, net revenues as discussed above include all promotional allowances. CGP LLC believes its allocation of promotional allowances to be within industry standards and appropriate for its brands and competitive environment.
Other Factors Affecting Net Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2015	2014	Change	2015	2014	Change
Interest expense, net of interest capitalized	$(50.0)	$(44.2)	$(5.8)	$(145.8)	$(123.8)	$(22.0)
Interest income - related party	—	19.1	(19.1)	—	119.2	(119.2)
Impairment of investment in notes from related party	—	(63.5)	63.5	—	(63.5)	63.5
Gain on sale of investment in notes from related party	—	99.4	(99.4)	—	99.4	(99.4)
Loss on extinguishment of debt	—	—	—	—	(23.8)	23.8
Other income/(expense), net	5.0	(0.1)	5.1	4.0	0.9	3.1
Provision for income taxes	(20.7)	(22.1)	1.4	(45.9)	(31.9)	(14.0)
Net loss from discontinued operations	—	(14.6)	14.6	—	(15.6)	15.6
Net (income)/loss attributable to non-controlling interests (1)	(1.7)	5.1	(6.8)	(4.0)	14.5	(18.5)
_____________________________________________________

(1)	CGP LLC's non-controlling interest reflects the non-controlling interest associated with consolidating CIE and the Maryland Joint Venture into CGP LLC.
Interest Expense, Net of Interest Capitalized
Interest expense, net of interest capitalized for the three and nine months ended September 30, 2015 and 2014 primarily related to the debt incurred in May 2014 by Caesars Growth Properties Holdings, LLC ("CGPH") to (1) fund the May 2014 acquisitions (described in Note 1 — Description of Business and Basis of Presentation) and (2) repay the Planet Hollywood secured loan. Interest expense, net of interest capitalized, due to these transactions was $37.2 million and $110.7 million for the three and nine months ended September 30, 2015, respectively, and $36.5 million and $89.9 million for the three and nine months ended September 30, 2014.

Interest expense, net of interest capitalized, related to Planet Hollywood for the three and nine months ended September 30, 2015 was immaterial and for the three and nine months ended September 30, 2014 was zero and $14.9 million, respectively. The Planet Hollywood secured loan was repaid in May 2014.
In July 2013, CBAC Borrower, LLC ("CBAC Borrower") entered into a credit agreement (the "Baltimore Credit Facility"). Interest expense associated with this facility was $7.6 million and $22.6 million for the three and nine months ended September 30, 2015, respectively, and $6.1 million and $17.9 million for the three and nine months ended September 30, 2014, respectively. Upon completion of the construction in 2014, there was no interest capitalized during three and nine months ended September 30, 2015, however, interest expense for the three and nine months ended September 30, 2014 was offset by capitalized interest of $4.3 million and $13.9 million, respectively, related to the construction of the facility.
Caesars Interactive has an unsecured credit facility with Caesars Entertainment (the "Credit Facility"). No principal payments are required under the Credit Facility until its maturity date of November 29, 2016. The unsecured related party loans bear interest on the unpaid principal amounts at a rate per annum equal to the London Inter-Bank Offered Rate ("LIBOR") plus 5%. CIE recorded interest expense associated with this debt in the amount of $0.3 million and $1.3 million for the three and nine months ended September 30, 2015, respectively, and $0.6 million and $1.6 million for the three and nine months ended September 30, 2014, respectively. In October 2015, CIE repaid in full the $19.8 million outstanding balance on borrowings on its credit facility with Caesars Entertainment.
Additional interest expense was $5.6 million and $17.6 million for the three and nine months ended September 30, 2015, respectively, as compared to $7.1 million and $22.3 million for the three and nine months ended September 30, 2014, respectively. Interest expense was offset by capitalized interest of $0.7 million and $6.4 million for the three and nine months ended September 30, 2015, respectively, and $1.8 million and $8.9 million for the three and nine months ended September 30, 2014, respectively, related to the $185.0 million, seven-year senior secured credit facility bearing interest at LIBOR plus 9.75% with a LIBOR floor of 1.25% (the "Cromwell Credit Facility"), Special Improvement District Bonds, capital leases, and other financing obligations.
Interest expense associated with contingent consideration and capital lease obligations was not material to any period presented.
Interest Income - Related Party
CGP LLC recognized interest income on its portfolio of approximately $1.1 billion face value of aggregate principal amount of senior notes issued by CEOC through the third quarter of 2014. During the third quarter of 2014, CGP LLC sold a portion of the notes to CEOC and distributed the remaining notes as a dividend to its members, pro-rata based upon each member’s ownership percentage in CGP LLC.
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
Gain on Sale of Investment in Notes from Related Party
On May 5, 2014 CGP LLC entered into a note purchase agreement to sell a portion of its CEOC Notes back to CEOC at fair market value (the "Note Purchase Agreement"). On July 29, 2014, CGP LLC received $451.9 million of consideration (including $3.8 million for interest) in connection with the CEOC Notes purchase transaction and recognized a gain of $99.4 million.
Loss on Extinguishment of Debt
The Planet Hollywood secured loan contained excess cash flow provisions which required mandatory prepayments when certain conditions were met. Prepayments in excess of the recorded book value of principal owed were recorded in Loss on extinguishment of debt in the Combined and Consolidated Condensed Statements of Operations of CGP LLC. Loss on extinguishment of debt was $23.8 million for the nine months ended September 30, 2014 due to the payoff of the Planet Hollywood Loan in May 2014 in conjunction with the Second Lien Intercreditor Agreement, as defined in the Intercreditor Agreement and Collateral Agreement section below.
Other Income/(Expense), Net
For the three and nine months ended September 30, 2015, Other income/(expense), net was income of $5.0 million and $4.0 million, respectively, and for the three and nine months ended September 30, 2014, was a net expense of $0.1 million and net income of $0.9 million, respectively. The increase in Other income/(expense), net for the three and nine months ended September 30, 2015 as compared to 2014 was due to CIE's gain recognized on a contract termination.
Provision for Income Taxes
The provision for income taxes for CGP LLC represents the income taxes from its subsidiary, CIE, which is taxed as a corporation for federal, state and foreign income tax purposes. CGP LLC’s provision for income taxes also includes the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes for the period up to the date of acquisition by CGP LLC for the properties acquired from CEOC in May 2014. The provision for income taxes for CGP LLC differs from the expected federal tax rate of 35.0% primarily due to CGP LLC income not taxed at the CGP LLC entity level.
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
Net (Income)/Loss Attributable to Non-controlling Interests
CGP LLC's non-controlling interest reflects the non-controlling interest associated with consolidating CIE and the Maryland Joint Venture into CGP LLC. Net income attributable to non-controlling interests in Caesars Interactive was $4.1 million and $14.7 million for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2014, net loss of $1.8 million in each period was attributable to non-controlling interests in CIE. Net loss attributable to non-controlling interests in the Maryland Joint Venture was $2.4 million and $10.7 million for the three and nine months ended September 30, 2015, respectively, and $3.3 million and $12.7 million for the three and nine months ended September 30, 2014, respectively.
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
The financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States. Adjusted EBITDA is a non-GAAP financial measure that is reconciled to its most comparable GAAP measure below. Adjusted EBITDA is included because management believes that Adjusted EBITDA provides investors with additional information that allows a better understanding of the results of operational activities separate from the financial impact of capital investment decisions made for the long-term benefit of CGP LLC. Because not all companies use identical calculations, the presentation of CGP LLC's EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

	For the Three Months Ended September 30, 2015
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other (1)	Total
Net income/(loss) from continuing operations	$25.7	$3.8	$(9.0)	$20.5
Provision for income taxes	20.7	—	—	20.7
Income/(loss) from continuing operations before income taxes	46.4	3.8	(9.0)	41.2
Interest expense, net of interest capitalized	1.1	49.7	(0.8)	50.0
Depreciation and amortization	7.0	39.1	—	46.1
EBITDA	54.5	92.6	(9.8)	137.3
Other income, net	(5.0)	—	—	(5.0)
Write-downs, reserves and project opening costs, net of recoveries (3)	—	1.8	—	1.8
Change in fair value of contingently issuable non-voting membership units (4)	—	—	7.3	7.3
Stock-based compensation (6)	22.6	1.4	—	24.0
Other (7)	0.6	2.6	—	3.2
Adjusted EBITDA	$72.7	$98.4	$(2.5)	$168.6

	For the Three Months Ended September 30, 2014
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other (1)	Total
Net income/(loss) from continuing operations	$(2.9)	$(33.3)	$106.9	$70.7
Provision for income taxes	21.1	1.0	—	22.1
Income/(loss) from continuing operations before income taxes	18.2	(32.3)	106.9	92.8
Interest expense, net of interest capitalized	1.8	43.1	(0.7)	44.2
Interest income, including related party	—	—	(19.1)	(19.1)
Depreciation and amortization	7.3	30.5	—	37.8
EBITDA	27.3	41.3	87.1	155.7
Write-downs, reserves and project opening costs, net of recoveries (3)	2.5	9.8	—	12.3
Change in fair value of contingently issuable non-voting membership units (4)	—	—	(56.4)	(56.4)
Change in fair value of contingent consideration (5)	0.1	—	—	0.1
Acquisition and integration costs	0.3	4.3	0.9	5.5
Gain on sale of investment in notes from related party	—	—	(99.4)	(99.4)
Impairment on investment in notes from related party	—	—	63.5	63.5
Stock-based compensation (6)	22.0	0.6	—	22.6
Other (7)	1.2	0.3	—	1.5
Adjusted EBITDA	$53.4	$56.3	$(4.3)	$105.4

	For the Nine Months Ended September 30, 2015
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other (1)	Total
Net income from continuing operations	$92.2	$14.9	$94.5	$201.6
Provision for income taxes	45.9	—	—	45.9
Income from continuing operations before income taxes	138.1	14.9	94.5	247.5
Interest expense, net of interest capitalized	4.3	143.9	(2.4)	145.8
Depreciation and amortization	22.6	110.5	—	133.1
EBITDA	165.0	269.3	92.1	526.4
Other (income)/expense, net	(5.0)	—	1.0	(4.0)
Write-downs, reserves and project opening costs, net of recoveries (3)	—	8.4	—	8.4
Change in fair value of contingently issuable non-voting membership units (4)	—	—	(107.5)	(107.5)
Acquisition and integration costs	—	0.3	—	0.3
Stock-based compensation (6)	42.3	3.4	—	45.7
Other (7)	2.5	4.8	0.4	7.7
Adjusted EBITDA	$204.8	$286.2	$(14.0)	$477.0

	For the Nine Months Ended September 30, 2014
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other (1)	Total
Net income/(loss) from continuing operations	$(2.2)	$(84.0)	$153.8	$67.6
Provision for income taxes	19.3	12.6	—	31.9
Income/(loss) from continuing operations before income taxes	17.1	(71.4)	153.8	99.5
Interest expense, net of interest capitalized	3.8	121.6	(1.6)	123.8
Interest income, including related party	—	—	(120.2)	(120.2)
Depreciation and amortization	20.9	77.9	—	98.8
EBITDA	41.8	128.1	32.0	201.9
Loss on extinguishment of debt (2)	—	23.8	—	23.8
Write-downs, reserves and project opening costs, net of recoveries (3)	2.5	31.8	—	34.3
Change in fair value of contingently issuable non-voting membership units (4)	—	—	(7.9)	(7.9)
Change in fair value of contingent consideration (5)	32.7	—	—	32.7
Acquisition and integration costs	0.9	9.7	0.9	11.5
Gain on sale of investment in notes from related party	—	—	(99.4)	(99.4)
Impairment on investment in notes from related party	—	—	63.5	63.5
Stock-based compensation (6)	48.4	0.6	—	49.0
Other (7)	2.8	0.6	—	3.4
Adjusted EBITDA	$129.1	$194.6	$(10.9)	$312.8

	Interactive Entertainment
	Three Months Ended
(In millions)	June 30, 2015	March 31, 2015	December 31, 2014
Net income/(loss) from continuing operations	$39.2	$27.3	$(18.7)
Provision for income taxes	13.8	11.4	17.0
Income/(loss) from continuing operations before income taxes	53.0	38.7	(1.7)
Interest expense, net of interest capitalized	1.3	1.9	2.0
Depreciation and amortization	7.8	7.8	7.6
EBITDA	62.1	48.4	7.9
Acquisition and integration costs	—	—	1.1
Stock-based compensation (6)	6.6	13.1	38.3
Other (7)	0.8	1.1	0.6
Adjusted EBITDA	$69.5	$62.6	$47.9
_____________________________________________________

(1)	Includes investment in CEOC bonds through the third quarter of 2014, the CGP parent company and intercompany eliminations.

(2)
Amounts represent the difference between the fair value of consideration paid and the book value, net of deferred financing costs, of debt retired through debt extinguishment transactions, which are capital structure-related, rather than operational-type costs.

(3)	Amounts primarily represent development costs related to the construction of The Cromwell and Horseshoe Baltimore, and the renovation of The LINQ Hotel & Casino.

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

CGP LLC's planned development projects, if they go forward, could require significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion, and the commencement of operations of development projects are contingent upon, among other things, negotiation of final agreements and receipt of requisite approvals from the applicable political and regulatory bodies. Excluding amounts spent for the purchases of businesses, CGP LLC's cash used for capital spending was $20.4 million and $152.0 million for the three and nine months ended September 30, 2015, respectively, and $187.8 million and $480.0 million for the three and nine months ended September 30, 2014, respectively.
The majority of the 2015 capital spending related to the renovation of The LINQ Hotel & Casino. The LINQ Hotel & Casino began opening a portion of the Phase II renovations in March 2015 and it was substantially completed in early May 2015. The majority of the 2014 capital spending related to The Cromwell which was completed and reopened in the second quarter of 2014, Horseshoe Baltimore which opened in August 2014, and the renovation of The LINQ Hotel & Casino. For the three and nine months ended September 30, 2015, capital expenditures net of related payables for The LINQ Hotel & Casino were $12.5 million and $98.2 million, respectively. For the three and nine months ended September 30, 2014, capital expenditures net of related payables for The LINQ Hotel & Casino were $46.4 million and $69.4 million, respectively. Capital expenditures net of related payables for The Cromwell were $29.7 million and $124.5 million for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2014, capital expenditures net of related payables for Horseshoe Baltimore were $64.3 million and $207.3 million, respectively.
Liquidity
CGP LLC and its subsidiaries' primary sources of liquidity include currently available cash and cash equivalents, cash flows generated from its operations and borrowings under the $150.0 million CGPH revolving credit agreement ("CGPH Revolving Credit Facility") which is intended to satisfy CGPH’s short-term liquidity needs. CGP LLC's cash and cash equivalents, excluding restricted cash, totaled $900.7 million and $944.1 million as of September 30, 2015 and December 31, 2014, respectively. Of total cash and cash equivalents, Caesars Interactive had $77.6 million and $92.1 million in foreign subsidiaries at September 30, 2015 and December 31, 2014, respectively. Caesars Interactive may use the cash in its subsidiaries outside the U.S. to repay debt payable to related parties, fund operations at these subsidiaries, pursue international acquisitions, or repatriate the cash to CGP LLC.
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
CGP LLC’s restricted cash totaled $13.7 million and $40.0 million as of September 30, 2015 and December 31, 2014, respectively. Restricted cash and cash equivalents include amounts restricted under the terms of the Baltimore Credit Facility and the Cromwell Credit Facility, as defined below. The classification of restricted cash between current and long-term is dependent upon the intended use of each particular reserve.
CGPH filed a registration statement on Form S-4 (the "Registration Statement") on March 30, 2015 and amendments to such Registration Statement on May 18, 2015 and May 29, 2015 to initiate an offer to exchange the 2022 Notes (as defined below) and certain related guarantees in a private offering for a like aggregate amount of CGPH’s registered 9.375% Second-Priority Senior Secured Notes due 2022 and certain related guarantees (collectively refer to as the "Exchange Notes"). The Registration Statement was declared effective on June 26, 2015 (the "Effective Date"). The exchange offer was consummated on July 28, 2015. See Caesars Growth Properties Holdings Notes below. CGPH and Caesars Growth Properties Finance, Inc. ("Finance" and each, an "Issuer" and together, the "Issuers"), issued $675.0 million aggregate principal amount of their 9.375% second-priority senior secured notes due 2022 pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee (the "Indenture"). On May 8, 2014, CGPH closed on $1.175 billion of term loans (the "CGPH Term Loan") pursuant to a credit agreement (as defined in Caesars Growth Properties Holdings Term Loan section below). As of September 30, 2015, CGPH had $659.9 million and $1,127.3 million, respectively, in book value of indebtedness outstanding for the 2022 Notes and CGPH Term Loan. At December 31, 2014, the book value of indebtedness outstanding for the 2022 Notes and CGPH Term Loan was $658.7 million and $1,132.5 million, respectively. As of September 30, 2015, the assets of Harrah’s New Orleans, Bally’s Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for certain of CGPH’s outstanding debt securities.

In November 2012, The Cromwell entered into a $185.0 million, seven-year senior secured credit facility bearing interest at LIBOR plus 9.75% with a LIBOR floor of 1.25% to fund the renovation of the former Bill's Gamblin' Hall and Saloon into a boutique lifestyle hotel. As of September 30, 2015, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
As of September 30, 2015 and December 31, 2014, CIE had $19.8 million and $39.8 million, respectively, of book value of indebtedness outstanding and payable to Caesars Entertainment. Horseshoe Baltimore had $319.8 million and $319.2 million for the respective periods, and The Cromwell had $171.9 million and $178.0 million, respectively, of book value of indebtedness outstanding and payable to third-party lenders for the same periods.
As of September 30, 2015 and December 31, 2014, respectively, CGP LLC had $2,410.1 million and $2,386.2 million face value of indebtedness outstanding, including capital lease indebtedness. Cash paid for interest for the nine months ended September 30, 2015 and 2014 was $126.9 million and $60.4 million, respectively.
CGP LLC believes that its cash and cash equivalents balance and its cash flows from operations will be sufficient to meet its normal operating and debt service requirements during the next 12 months and the foreseeable future and to fund capital expenditures expected to be incurred in the normal course of business.
Intercreditor Agreement and Collateral Agreements
On May 20, 2014, in connection with the Second Closing, US Bank National Association, as trustee under the 2022 Notes (in such capacity, the "Trustee"), entered into a second lien intercreditor agreement (the "Second Lien Intercreditor Agreement") with Credit Suisse AG, Cayman Islands Branch, as collateral agent under the First Lien Collateral Agreement (as defined below) (in such capacity, the "First Lien Collateral Agent") that establishes the subordination of the liens securing the 2022 Notes to the liens securing first priority lien obligations, including the $1.325 billion senior secured credit facilities (the "Senior Secured Credit Facilities"), which consist of the CGPH Term Loan and the Revolving Credit Facility and certain other matters relating to the administration of security interests.
On May 20, 2014, CGPH (the "Borrower") and certain wholly-owned subsidiary guarantors of CGPH (the "subsidiary guarantors") and the First Lien Collateral Agent also entered into the collateral agreement (first lien) (the "First Lien Collateral Agreement") and other security documents defining the terms of the security interests that secure the Senior Secured Credit Facilities, the related guarantees and Other First Priority Lien Obligations (as defined therein). These security interests will secure the payment and performance when due of all of the obligations of the Borrower and the subsidiary guarantors under the Senior Secured Credit Facilities, the related guarantees and the security documents.
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

Capital Resources
The following table presents CGP LLC's outstanding third-party debt as of September 30, 2015 and December 31, 2014.

		Interest Rates at	Face Value at	Book Value at
(In millions)	Final Maturity	September 30, 2015	September 30, 2015	September 30, 2015	December 31, 2014
Secured debt
Caesars Growth Properties Holdings Revolving Credit Facility	2019	various	$45.0	$45.0	$—
Caesars Growth Properties Holdings Term Loan	2021	6.25%	1,160.3	1,127.3	1,132.5
Caesars Growth Properties Holdings Notes	2022	9.375%	675.0	659.9	658.7
Horseshoe Baltimore Credit and FF&E Facilities	2019 - 2020	8.25% - 8.75%	328.6	315.8	315.6
Cromwell Credit Facility	2019	11.00%	177.5	171.9	178.0
Capital lease obligations	2015 - 2017	various	1.7	1.7	3.9
Other financing obligations	2018	8.00%	4.7	3.8	3.6
Unsecured debt
Special Improvement District Bonds	2037	5.30%	14.1	14.1	14.5
Other financing obligations	2016	various	3.2	3.2	4.5
Total debt			2,410.1	2,342.7	2,311.3
Current portion of total debt			(70.0)	(70.0)	(19.6)
Long-term debt			$2,340.1	$2,272.7	$2,291.7
CGP LLC early adopted Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, during the quarter ended June 30, 2015 and has retrospectively applied the amendments to its Consolidated Condensed Balance Sheet as of December 31, 2014. CGP LLC reclassified $14.5 million of unamortized debt issuance costs from Deferred charges and other assets to a direct deduction from the carrying amount of the debt liability in Long-term debt in its Consolidated Condensed Balance Sheets included in Exhibit 99.1 as of December 31, 2014. See Recently Issued Accounting Pronouncements below.
Caesars Growth Properties Holdings Term Facility
The purchase price of the acquisition of The Cromwell, The LINQ Hotel & Casino, Bally’s Las Vegas, 50% of the ongoing management fees and any termination fees payable for each of these properties, and certain intellectual property that is specific to each of these properties was funded by CGPH with cash contributed by CGP LLC and the proceeds of $700.0 million of term loans (the "First Closing Term Loan"). CGPH closed on the First Closing Term Loan on May 5, 2014. CGPH repaid in full the First Closing Term Loan in May 2014 as discussed in Escrow Release below.
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
The Credit Agreement also provides for a $150.0 million revolving credit agreement (the "Revolving Credit Facility"), which was undrawn at the closing of the CGPH Term Loan. As of September 30, 2015, $45.0 million of borrowings were outstanding under the Revolving Credit Facility and $0.1 million was committed to outstanding letters of credit. Borrowings under the Revolving Credit Facility are each subject to separate note agreements executed based on the provisions of the Credit Agreement, and each note has a contractual maturity of less than one year. The Revolving Credit Facility has a contractual maturity of greater than one year and we have the ability to repay the outstanding principal balances beyond the next 12 months; however, we currently intend to repay the principal balances within the following 12 months. Amounts borrowed under the

Revolving Credit Facility are intended to satisfy short-term liquidity needs and are classified in Current portion of long-term debt in the Consolidated Condensed Balance Sheets included in Exhibit 99.1.
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
As of September 30, 2015, the book value of the CGPH Term Loan was presented net of the unamortized discount of $28.1 million and net of unamortized debt issuance costs of $4.9 million. The effective interest rate was 6.86%.
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
The CGPH Term Loan requires that CGPH maintains a senior secured leverage ratio ("SSLR") of no more than 6.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined ("CGPH Adjusted EBITDA"). As of September 30, 2015, CGPH's SSLR was 3.05 to 1.00.
As of September 30, 2015, the assets of Harrah’s New Orleans, Bally’s Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the CGPH Term Loan.
Caesars Growth Properties Holdings Notes
CGPH and Caesars Growth Properties Finance, Inc. issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee. The Issuers deposited the gross proceeds of the offering of the notes, together with additional amounts necessary to redeem the notes, if applicable, into a segregated escrow account until the escrow conditions were satisfied on May 20, 2014.
As of September 30, 2015, the book value of the 2022 Notes (as defined below) was presented net of the unamortized discount of $13.2 million and net of unamortized debt issuance costs of $1.9 million. The effective interest rate was 9.84%.
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

As of September 30, 2015, the assets of Harrah’s New Orleans, Bally’s Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the 2022 Notes.
Registration Rights Agreement. In connection with the issuance of the 2022 Notes, the Issuers were subject to a registration rights agreement that required CGPH to use its commercially reasonable efforts to prepare, to cause to be filed with the Securities and Exchange Commission, and to become effective on or prior to April 17, 2015, a registration statement with respect to the 2022 Notes, which were originally issued pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Initial 2022 Notes"). Accordingly, CGPH filed the Registration Statement on the Effective Date.
Since the Effective Date was not on or prior to April 17, 2015, CGPH incurred additional interest on the 2022 Notes of 0.25% annually beginning April 18, 2015, which increased to 0.50% annually from July 18, 2015 until the consummation of the exchange offer on July 28, 2015. Upon the consummation of the exchange offer, the Initial 2022 Notes that were exchanged were replaced with new notes (the "Exchange Notes" and, together with the Initial 2022 Notes, the "2022 Notes"), whose terms are substantially identical to that of the Initial 2022 Notes, except that the Exchange Notes have no transfer restrictions or registration rights. The 2022 Notes are co-issued by the Issuers, as well as jointly and severally, irrevocably and unconditionally guaranteed by CGPH and each of its wholly-owned, domestic, restricted subsidiaries on a senior secured basis (other than Finance). In addition, CGPH is a holding company that owns no operating assets and has no significant operations independent of its subsidiaries.
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
Horseshoe Baltimore Credit and FF&E Facilities
CBAC, a joint venture among Caesars Baltimore Investment Company, LLC, Rock Gaming Mothership LLC, CVPR Gaming Holdings, LLC, STRON-MD Limited Partnership and PRT Two, LLC, entered into the Baltimore Credit Facility in July 2013 in order to finance the acquisition of land in Baltimore, Maryland and the construction of the Horseshoe Baltimore and a parking garage (collectively, the "Baltimore Development"). The Baltimore Credit Facility provides for (i) a $300.0 million senior secured term facility with a seven-year maturity, which is comprised of a $225.0 million facility that was funded on July 2, 2013 upon the closing of the Baltimore Credit Facility, a $37.5 million delayed draw facility available from the closing of the Baltimore Credit Facility that was fully drawn in June 2014 and a $37.5 million delayed draw facility that was drawn by $10.0 million in September 2014, $17.0 million in October 2014 and $10.5 million in November 2014 and (ii) a $10.0 million senior secured revolving facility with a five-year maturity that remained undrawn at September 30, 2015. The Baltimore Credit Facility is secured by substantially all material assets of CBAC and its wholly-owned domestic subsidiaries.
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
As of September 30, 2015, the book value of the Baltimore Credit Facility was presented net of the unamortized discount of $8.2 million and net of unamortized debt issuance costs of $4.6 million. The effective interest rate was 9.77%.
In connection with the foregoing, Caesars Baltimore Investment Company, LLC and the other joint venture partners each provide, on a several and not joint basis, a completion guarantee with respect to the Baltimore Development, which guarantees completion of the construction of the Baltimore Development, availability of contemplated working capital and the discharge, bonding or insuring over of certain liens in connection with the Baltimore Development. The maximum liability of Caesars Baltimore Investment Company, LLC under its completion guarantee at December 31, 2014 representing fair value was approximately $9.1 million and was recorded as Payables to related parties and Restricted cash on the Consolidated Condensed Balance Sheets of CGP LLC. During the three months ended September 30, 2015, the completion guarantee of $9.1 million was paid to CEOC.

As of September 30, 2015, the assets of Horseshoe Baltimore were pledged as collateral for the Baltimore Credit Facility.
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
The Baltimore Credit Facility contains customary negative covenants, subject to certain exceptions, restricting or limiting the ability of CBAC to, among other things, dispose of its assets and change its business or ownership, consummate mergers or acquisitions, make dividends, stock repurchases and optional redemptions of subordinated debt, incur debt and issue preferred stock, make loans and investments, create liens on its assets and enter into transactions with affiliates. In addition, the Baltimore Credit Facility includes a covenant prohibiting the senior secured leverage ratio from exceeding 7.5 to 1.0 for the first four quarters, 6.0 to 1.0 for the next four quarters and 4.75 to 1.0 for the remainder of the agreement beginning two quarters after the commencement of operations of the Baltimore Development. Commencement of operations is defined to occur when certain conditions as defined in the credit agreement are met, which occurred during the quarter ended June 30, 2015.
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
Management believes that CGP LLC is in compliance with the Baltimore Credit Facility and Baltimore FF&E Facility covenants as of September 30, 2015.
Cromwell Credit Facility
In November 2012, Corner Investment Propco, LLC ("PropCo"), a wholly-owned subsidiary of The Cromwell, entered into Cromwell Credit Facility to fund the renovation of the former Bill's Gamblin' Hall and Saloon into a boutique lifestyle hotel, rebranded as The Cromwell. The renovation included a complete remodeling of the guest rooms, casino floor and common areas, the addition of a second floor restaurant, and the construction of an approximately 65,000 square foot rooftop pool and dayclub/nightclub. The Cromwell owns the property and the dayclub/nightclub is leased to a third party. The proceeds of the Cromwell Credit Facility were funded during the fourth quarter of 2012 and are included as Restricted cash on the Consolidated Condensed Balance Sheets until drawn to pay for costs incurred in the renovation. The Cromwell’s gaming floor opened on April 21, 2014 and its 188 hotel rooms became available to guests starting on May 21, 2014.
As of September 30, 2015, the book value of the Cromwell Credit Facility was presented net of the unamortized discount of $4.0 million and net of unamortized debt issuance costs of $1.6 million. The effective interest rate was 11.91%.
The Cromwell Credit Facility also contains certain affirmative and negative covenants and requires PropCo to maintain, for the quarters ended December 31, 2014 and March 31, 2015, at least $7.5 million in consolidated EBITDA from PropCo, including the third-party leased dayclub/nightclub operations (the "Consolidated PropCo EBITDA"). Beginning in the second quarter of 2015 and continuing through the first quarter of 2016, the Cromwell Credit Facility requires PropCo to maintain a SSLR of no more than 5.25 to 1.00, which is the ratio of PropCo's first lien senior secured net debt to Consolidated PropCo EBITDA. The SSLR from the second quarter of 2016 through the first quarter of 2017 may not exceed 5.00 to 1.00. The SSLR beginning in the second quarter of 2017 and for each fiscal quarter thereafter may not exceed 4.75 to 1.00. As of September 30, 2015, PropCo's SSLR was 4.60 to 1.00.
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
As of September 30, 2015, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
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
Capital Leases
CGP LLC has entered into multiple capital leases for gaming and wireless internet equipment. The assets related to these capital leases were included in Land, property and equipment, net in CGP LLC's Consolidated Condensed Balance Sheets. The leases had an outstanding liability balance of $1.7 million and $3.9 million as of September 30, 2015 and December 31, 2014, respectively.
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
CIE Credit Facility
Caesars Interactive has entered into a credit facility whereby Caesars Entertainment provided to Caesars Interactive unsecured intercompany loans as requested by CIE and approved by Caesars Entertainment on an individual transaction basis. No principal payments are required on the unsecured intercompany loans until their maturity date of November 29, 2016. The unsecured intercompany loans bear interest on the unpaid principal amounts at a rate per annum equal to LIBOR plus 5%. This credit facility does not have any restrictive or affirmative covenants. The outstanding balance on the credit facility was $19.8 million and $39.8 million, respectively, as of September 30, 2015 and December 31, 2014. In October 2015, CIE repaid in full the $19.8 million outstanding balance which was classified as Current portion of long-term debt to related party at September 30, 2015.
Escrow Release
In connection with the Harrah’s Transaction, CGPH repaid in full the $700.0 million First Closing Term Loan and the $476.9 million senior secured term loan of PHWLV. The purchase price of the Harrah’s Transaction and the repayment of the debt noted in the prior sentence were funded by the Borrower with the proceeds of the 2022 Notes and CGPH Term Loan of the Borrower, which were previously held in escrow.
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
Contingently Issuable Non-voting Membership Units
Pursuant to the terms of the CGP Operating Agreement, in conjunction with CGP LLC's acquisition of CIE from Caesars Entertainment, CGP LLC is obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from a specified portion of CIE's social and mobile games business exceeds a predetermined threshold amount in 2015. The number of units to be issued is capped at a value of $225 million divided by the value of the non-voting units on October 21, 2013. On October 21, 2013, CGP LLC recorded a liability of $167.8 million representing the estimated fair value of additional non-voting membership units contingently issuable to Caesars Entertainment in 2016. The contingently issuable non-voting membership units' fair value is based upon a multiple of EBITDA for a specified portion of CIE's social and mobile games earnings for the calendar year 2015 in excess of a predetermined threshold and includes a maximum payout threshold. The estimated fair value of the contingently issuable non-voting membership units at September 30, 2015 and December 31, 2014 was $237.7 million and $345.2 million, respectively. Change in fair value was an increase of $7.3 million and a decrease of $107.5 million for the three and nine months ended September 30, 2015, respectively, and a decrease of $56.4 million and $7.9 million for the three and nine months ended September 30, 2014, respectively, which was reported within the CGP LLC Combined and Consolidated Condensed Statements of Operations.
Investment in Senior Notes Previously Issued by a Related Party
At December 31, 2013, CGP LLC owned $1.1 billion of aggregate principal amount of the CEOC Notes.
On May 5, 2014, CGP LLC entered into a Note Purchase Agreement by and among CEOC, CGP LLC and Caesars Growth Bonds, LLC ("CG Bonds"), a wholly-owned subsidiary of CGP LLC. Pursuant to the Note Purchase Agreement, CGP LLC agreed to sell to CEOC the $427.3 million principal amount of 5.625% senior notes of CEOC due 2015 (the "2015 Notes") owned by CG Bonds at a price equal to $1,048.75 per $1,000 principal amount representing fair market value. On July 29, 2014, CGP LLC received approximately $451.9 million of consideration (including $3.8 million for interest) as part of the closing of the Note Purchase Agreement.
On August 6, 2014, CGP LLC effectuated a distribution of its 5.75% and 6.50% face value aggregate principal amount of notes previously issued by CEOC as a dividend to its members, pro-rata based upon each member’s ownership percentage in CGP LLC. CAC, as a member of CGP LLC and the holder of 42.4% of the economic interests in CGP LLC at the time of Notes Distribution, received in connection with the Notes Distribution $137.5 million in aggregate principal amount of the 6.50% Senior Notes and $151.4 million in aggregate principal amount of the 5.75% Senior Notes.
Other Obligations and Commitments
The table below summarizes CGP LLC's debt and related interest obligations as of September 30, 2015.

	Payments Due by Period
(In millions)	Total	Remainder of 2015	1-3 years	4-5 years	After 5 years
Debt payable to third parties, face value (1)	$2,410.1	$51.4	$71.3	$501.9	$1,785.5
Debt payable to related parties, face value	19.8	19.8	—	—	—
Estimated interest payments to third parties (2)	1,129.8	63.4	557.4	358.7	150.3
Estimated interest payments to related parties (2)	0.1	0.1	—	—	—
___________________________________________________

(1)	Includes a capital lease obligation of $1.7 million.

(2)	Estimated interest for variable rate debt included in this table is based on rates at September 30, 2015.
Off-Balance Sheet Arrangements
CGP LLC did not have any off-balance sheet arrangements at September 30, 2015 and December 31, 2014.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the FASB Accounting Standards Codification ("ASC") and created a new Topic 606, Revenue from Contracts with Customers. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance, including revenue recognition guidance specific to the gaming industry, will be eliminated. In addition, interim and annual disclosures will be substantially revised. The amendments in this guidance were effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in ASU No. 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. CGP LLC is currently assessing the impact the adoption of this standard will have on its disclosures and results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. CGP LLC early adopted ASU No. 2015-03 during the quarter ended June 30, 2015 and has retrospectively applied the amendments to its Consolidated Condensed Balance Sheets as of December 31, 2014. CGP LLC reclassified $14.5 million of unamortized debt issuance costs from Deferred charges and other assets to a direct deduction from the carrying amount of the debt liability in Long-term debt in its Consolidated Condensed Balance Sheets included in Exhibit 99.1 as of December 31, 2014. In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements, which clarifies the SEC staff’s position that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. Deferred financing costs related to line-of-credit arrangements remain in Deferred charges and other in CGP LLC's Consolidated Condensed Balance Sheets.
The information regarding additional recently issued accounting pronouncements is included in Note 2 — Recently Issued Accounting Pronouncements.
Recent Developments for CGP LLC
In October 2015, CIE repaid in full the $19.8 million outstanding balance of borrowings on its credit facility with Caesars Entertainment.

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

•	the effects of any lawsuits against CAC, CGP LLC or CGPH related to the Transactions, the Merger Transaction and the Asset Purchase Transactions;

•	the Proposed Merger may not be consummated on the terms contemplated or at all;

•	the adverse effects if extensive governmental regulation and taxation policies, which are applicable to CGP LLC, are enforced;

•	the effects of local and national economic, credit and capital market conditions on the economy in general, and on the gaming industry in particular;

•	the sensitivity of CGP LLC's business to reductions in discretionary consumer spending;

•	the rapidly growing and changing industry in which CGP LLC operates, such as CIE's social and mobile games business and internet gaming business;

•	any failure to protect CGP LLC’s trademarks or other intellectual property, such as CIE's ownership of the WSOP trademark;

•	abnormal gaming holds ("gaming hold" is the amount of money that is retained by the casino from wagers by customers);

•	the effects of competition, including locations of competitors and operating and market competition, particularly the intense competition CGP LLC’s casino properties face in their respective markets;

•	the uncertainty surrounding whether CIE’s games, such as Slotomania, will retain their popularity;

•	CIE's reliance on a small portion of its total players for nearly all of its revenue from its social and mobile games;

•	CAC's ability to expand into international markets in light of additional business, regulatory, operational, financial and economic risks associated with such expansion;

•
evolving regulations concerning the social and mobile games industry as well as data privacy, including, but not limited to, the effect of U.S. and foreign laws, some of which are unsettled and still developing;

•	the low barriers to entry and intense competition of the social and mobile games industry could have adverse effects on CIE and CGP LLC;

•	evolving U.S. and foreign laws could subject CIE to claims and prevent CIE from providing its current games to players or the ability to modify its games;

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

•	political and economic uncertainty created by terrorist attacks and other acts of war or hostility; and

•	the other factors set forth under "Risk Factors."
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
Assuming a constant outstanding balance for our variable rate debt with both third parties and with related parties, a hypothetical 1.0% increase in interest rates would increase interest expense for the next twelve months by $4.1 million. At September 30, 2015, the weighted average USD LIBOR rate on our variable rate debt was 0.29%. A hypothetical reduction of this rate to zero would decrease interest expense for the next twelve months by $0.1 million.
CGP LLC does not purchase or hold any derivative financial instruments for trading purposes.
As of September 30, 2015, our third party long-term variable rate debt reflects borrowings under our Credit Facilities provided to us by a consortium of banks with a total capacity of $1,826.6 million. The interest rates charged on borrowings under these facilities are a function of LIBOR. As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes.
Debt covenant compliance is disclosed in the Liquidity and Capital Resources section above.
Market Risks Related to Foreign Currency
CGP LLC’s foreign currency risk primarily relates to social and mobile games revenue generated outside of the United States with cash denominated in foreign currencies. As of September 30, 2015, CGP LLC has operations in Argentina, Belarus, Canada, Israel, Japan, Romania, Ukraine, and the United Kingdom. CIE's social and mobile games revenues generated outside of the United States were approximately 34.8% and 36.2% for the three and nine months ended September 30, 2015, respectively, and 39.6% and 38.9% for the three and nine months ended September 30, 2014, respectively. Approximately 1.2% and 3.0% of CGP LLC’s Cash and cash equivalents balance is denominated in currencies other than the U.S. Dollar as of September 30, 2015 and December 31, 2014, respectively.
For the three and nine months ended September 30, 2015, CGP LLC recognized a loss related to transactions denominated in foreign currencies of $1.4 million and $1.2 million, respectively. For the three and nine months ended September 30, 2014, CGP LLC recognized a loss of $2.6 million in each period related to transactions denominated in foreign currencies. These losses for the respective periods was primarily associated with the strengthening and weakening of the US Dollar against multiple currencies held at CIE's operations outside the United States.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the specified time period. Management, with the participation of the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2015. Based on that evaluation and considering the material weaknesses in internal control over financial reporting reported in Part II, Item 9A of the Annual Report on Form 10-K for the year ended December 31, 2014, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2015.
In light of the material weaknesses as of September 30, 2015, prior to the filing of this Form 10-Q for the period ended September 30, 2015, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
The changes in the Company’s internal control over financial reporting during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, are discussed below.
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
The Company believes the remedial actions described above have strengthened the Company's internal control over financial reporting and will remediate the material weaknesses identified. However, as of September 30, 2015, these remediation measures are ongoing and had not been in operation long enough to measure their operating effectiveness in order to conclude that the identified material weaknesses were fully remediated. The Company will continue to monitor the effectiveness of these remediation activities and expects to make further changes to improve its internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, CAC or CGP LLC may be subject to legal proceedings and claims in the ordinary course of business.
Horseshoe Baltimore
Multiple lawsuits have been filed against CBAC Gaming and CBAC Borrower, LLC ("CBAC Borrower"), the City of Baltimore, the Maryland Department of the Environment ("MDE") and other parties in relation to the location and the development of Horseshoe Baltimore. These cases allege violations of various environmental laws, violations of zoning laws and public nuisance, among other claims.
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
The plaintiffs issued a notice of intent to file a citizen suit under 42 U.S.C. §§ 6972(a)(1)(A) and (a)(1)(B) of the Resource Conservation and Recovery Act. This notice of intent indicated an intention to sue CBAC, the City of Baltimore, Whiting-Turner, the general contractor for the construction of the Horseshoe Baltimore Casino, and the Maryland Chemical Company, the former owner and operator of the site. The citizen suit was filed on September 19, 2013 but did not name Whiting-Turner. The defendants filed motions to dismiss on October 15, 2013 for lack of subject matter jurisdiction and failure to state a claim to which plaintiffs responded on November 1, 2013. The motions to dismiss were granted on July 16, 2014. An appeal was noted on August 13, 2014. Oral argument before the 4th Circuit occurred on March 25, 2015. On July 1, 2015, the U.S. Court of Appeals for the Fourth Circuit reversed the motion to dismiss and remanded the matter back to the District Court. Discovery has now commenced.
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
CAC and CGP LLC believe that the claims and demands described above against CBAC and CBAC Gaming are without merit and intend to defend themselves vigorously. At the present time, we believe it is not probable that a material loss will result from the outcome of these matters. We cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should these matters ultimately be resolved against us, due to the inherent uncertainty of litigation and, in some cases, the stage of the related litigation. Although CAC and CGP LLC believe that they have adequate defenses to these claims, an adverse judgment could result in additional costs or injunctions.
CAC-CEC Proposed Merger
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the "Nevada Lawsuit") in the Clark County District Court in the State of Nevada against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan and David Sambur (the individual defendants collectively, the "CAC Directors"). The Nevada Lawsuit alleges claims for breach of fiduciary duty against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) a declaration that the claim for breach of fiduciary duty is a proper class action claim; (2) to order the CAC Directors to fulfill their fiduciary duties to CAC in connection with the Proposed Merger, specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors’ personal interests and their fiduciary duties to maximize shareholder value in the Proposed Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (3) to order the CAC Directors to account for all damages suffered or to be suffered by the plaintiff and the putative class as a result of the Proposed Merger; and (4) to award the plaintiff for his costs and attorneys’ fees. It is unclear whether the Nevada Lawsuit also seeks to enjoin the Proposed Merger. CAC and the CAC Directors believe this lawsuit is without merit and will defend themselves vigorously. The deadline to respond to the Nevada Lawsuit has been indefinitely extended by agreement of the parties.
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
We cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should these matters ultimately be resolved against us due to the inherent uncertainty of litigation and the stage of the related litigation.
CEOC Bondholder Litigation
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Delaware Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, CAC, Caesars Entertainment Resort Properties, LLC ("CERP"), Caesars Enterprise Services, LLC ("CES"), Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys’ fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, the motion was argued in December 2014, and was denied in March 2015. During the pendency of its Chapter 11 bankruptcy proceeding, the action has been automatically stayed with respect to CEOC. Discovery in the action is underway with a current deadline of September 30, 2015. Subsequently, plaintiffs advised the judge presiding over the CEOC bankruptcy proceeding that they would pursue in this litigation only those claims alleging that CEC remains liable under the parent guarantee formerly applicable to the Notes. CEC has informed us that fact discovery in the case is substantially complete. No trial date has been set.
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
On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Senior Unsecured Lawsuits") have been assigned to the same judge. Although the claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceeding, the court denied a motion to dismiss both lawsuits with respect to CEC and discovery is ongoing with respect to the plaintiffs' claims against CEC. Plaintiffs in the action that involves both tranches of Senior Unsecured Notes have indicated that they intend to move for summary judgment, and under the schedule imposed by the court, briefing on such motion will be completed by December 2, 2015. Plaintiffs in the other action, brought on behalf of holders of CEOC’s 6.50% Senior Unsecured Notes, have indicated that they will move for class certification, and under the schedule imposed by the court for this motion, briefing will be completed by February 1, 2016. CAC and CGP LLC are not parties to these lawsuits.
On November 25, 2014, UMB Bank ("UMB"), as successor indenture trustee for CEOC's 8.5% senior secured notes due 2020, filed a verified complaint (the "Delaware First Lien Lawsuit") in Delaware Chancery Court against CEC, CEOC, CERP, CAC, CGP LLC, CES, and against an individual, and past and present members of the CEC and CEOC Boards of Directors, Gary Loveman, Jeffrey Benjamin, David Bonderman, Kelvin Davis, Eric Press, Marc Rowan, David Sambur, Eric Hession, Donald Colvin, Fred Kleisner, Lynn Swann, Chris Williams, Jeffrey Housenbold, Michael Cohen, Ronen Stauber, and Steven Winograd, alleging generally that defendants have improperly stripped CEOC of prized assets, have wrongfully affected a release of a CEC parental guarantee of CEOC debt and have committed other wrongs. Among other things, UMB Bank has asked the court to appoint a receiver over CEOC. In addition, the Delaware First Lien Lawsuit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary and equitable as well as declaratory relief. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. All of the defendants have moved to dismiss the lawsuit, and that motion has been fully briefed. In addition, this lawsuit has been automatically stayed with respect to CEOC during the Chapter 11 process and, pursuant to the Fourth Amended and Restated Restructuring Support and Forbearance Agreement, dated as of July 31, 2015 (the "RSA"), has been subject to a consensual stay for all. The consensual stay will expire upon the termination of the RSA.
On February 13, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the "February 13 Notice") from Wilmington Savings Fund Society, FSB, in its capacity as successor Trustee for CEOC’s 10.00% Second-Priority Notes. The February 13 Notice alleges that CEOC’s commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 10.00% Second-Priority Notes; that all amounts due and owing on the 10.00% Second-Priority Notes therefore immediately became payable; and that Caesars Entertainment is responsible for paying CEOC’s obligations on the 10.00% Second-Priority Notes, including CEOC’s obligation to timely pay all principal, interest, and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 13 Notice alleges is still binding. The February 13 Notice accordingly demands that Caesars Entertainment immediately pay Wilmington Savings Fund Society, FSB, cash in an amount of not less than $3.7 billion, plus accrued and unpaid interest (including without limitation the $184 million interest payment due December 15, 2014 that CEOC elected not to pay) and accrued and unpaid attorneys’ fees and other expenses. The February 13 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this demand.
On February 18, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the "February 18 Notice") from BOKF, N.A. ("BOKF"), in its capacity as successor Trustee for CEOC’s 12.75% Second-Priority

Senior Secured Notes due 2018 (the "12.75% Second-Priority Notes"). The February 18 Notice alleges that CEOC's commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 12.75% Second-Priority Notes; that all amounts due and owing on the 12.75% Second-Priority Notes therefore immediately became payable; and that CEC is responsible for paying CEOC’s obligations on the 12.75% Second-Priority Notes, including CEOC’s obligation to timely pay all principal, interest and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 18 Notice alleges is still binding. The February 18 Notice therefore demands that CEC immediately pay BOKF cash in an amount of not less than $750 million, plus accrued and unpaid interest, accrued and unpaid attorneys’ fees, and other expenses. The February 18 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this demand.
On March 3, 2015, BOKF filed a lawsuit (the "New York Second Lien Lawsuit") against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the "New York First Lien Lawsuit") against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC’s filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases have both been assigned to the same judge presiding over the other Parent Guarantee Lawsuits, as defined below. CEC filed its answer to the BOKF complaint on March 25, 2015, and its answer to the UMB complaint is due on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, where it remains pending. Meanwhile, the parties have completed fact discovery in both actions and currently are engaged in expert discovery. CAC and CGP LLC are not parties to these lawsuits.
On March 11, 2015, CEOC filed an adversary proceeding in bankruptcy court requesting that the Parent Guarantee Lawsuits be enjoined against all defendants through plan confirmation; in subsequent submissions, CEOC stated that it sought a temporary stay of those lawsuits until 60 days after the issuance of a final report by the Bankruptcy Examiner. CEOC argued that contemporaneous prosecution of related claims against CEC would impair the bankruptcy court’s jurisdiction over the Debtors’ reorganization by threatening the Debtors’ ability to recover estate property for the benefit of all creditors, diminishing the prospects of a successful reorganization, and depleting property of the estate. On July 22, 2015, the bankruptcy court denied CEOC’s request. The denial was affirmed by the United States District Court for the Northern District of Illinois in October 2015, and currently is on appeal to the United States Court of Appeals for the Seventh Circuit, with oral arguments scheduled for December 10, 2015. The bankruptcy court’s ruling does not address the merits of the Parent Guarantee Lawsuits.
On October 20, 2015, Wilmington Trust, National Association ("Wilmington Trust"), filed a lawsuit (the "New York Senior Notes Lawsuit" and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the "Parent Guarantee Lawsuits") against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC’s 10.75% Senior Notes due 2016 (the "10.75% Senior Notes"). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC has not yet been served with the complaint in this action. CAC and CGP LLC are not parties to these lawsuits.
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
We believe that the claims and demands described above against CAC and CGP LLC in the Delaware First Lien Lawsuit and Delaware Second Lien Lawsuit are without merit and intend to defend ourselves vigorously. For the Delaware First Lien Lawsuit and Delaware Second Lien Lawsuit, at the present time, we believe it is not probable that a material loss will result from the outcome of these matters. However, given the uncertainty of litigation, we cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should the matters ultimately be resolved against us. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC, which we believe these matters would likely be long and protracted, and were a court to find in favor of the claimants in the Delaware First Lien Lawsuit or the

Delaware Second Lien Lawsuit, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
National Retirement Fund
In January 2015, a majority of the Trustees of the National Retirement Fund ("NRF"), a multi-employer defined benefit pension plan, voted to expel CEC and its participating subsidiaries ("CEC Group") from the plan. NRF claims that CEOC’s bankruptcy presents an "actuarial risk" to the plan because, depending on the outcome of the bankruptcy proceeding, CEC might no longer be liable to the plan for any partial or complete withdrawal liability. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
Prior to NRF’s vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreements in which the obligation to contribute to NRF exists. It is completely current with respect to pension contributions. The CEC Group opposed the NRF actions in the appropriate legal forums including seeking a declaratory judgment in federal district court challenging NRF's authority to expel the CEC Group and also seeking relief in the CEOC bankruptcy proceeding. The parties entered into a Standstill Agreement in March 2015 staying the CEC Group's obligation to commence quarterly payments and instead continue making its monthly contributions, and also setting a briefing schedule in the bankruptcy proceeding for both CEOC’s motion that NRF’s action violated the automatic stay and the CEC Group's motion to extend the stay to encompass NRF’s collection lawsuit against CEC. Both matters have been fully briefed, but the Bankruptcy Court has yet to rule. NRF has filed a motion to dismiss the federal district court action asserting that the governing statute requires that the issue must first be arbitrated. All briefs have been submitted but the court has yet to rule.
CEC believes that its legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously. Because legal proceedings with respect to this matter are at the preliminary stages, we cannot currently provide assurance as to the ultimate outcome of the matters at issue.
Other Matters
In recent years, governmental authorities have been increasingly focused on anti-money laundering ("AML") policies and procedures, with a particular focus on the gaming industry. In October 2013, CEOC’s subsidiary, Desert Palace, Inc. (the owner of and referred to herein as Caesars Palace), received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury ("FinCEN"), stating that FinCEN was investigating Caesars Palace for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Caesars Palace responded to FinCEN’s letter in January 2014. Additionally, we were informed in October 2013 that a federal grand jury investigation regarding anti-money laundering practices of CEC and its subsidiaries had been initiated. CEC and Caesars Palace have been cooperating with FinCEN, the Department of Justice and the Nevada Gaming Control Board (the "GCB") on this matter. On September 8, 2015, FinCEN announced a settlement pursuant to which Caesars Palace agreed to an $8 million civil penalty for its violations of the Bank Secrecy Act, which penalty shall be treated as a general unsecured claim in Caesars Palace’s bankruptcy proceedings. In addition, Caesars Palace agreed to conduct periodic external audits and independent testing of its AML compliance program, report to FinCEN on mandated improvements, adopt a rigorous training regime, and engage in a "look-back" for suspicious transactions. The terms of the FinCEN settlement are subject to bankruptcy court approval.
CEOC and the GCB reached a settlement on the same facts as above, wherein CEC agreed to pay $1.5 million and provide to the GCB the same information that is reported to FinCEN and to resubmit its updated AML policies. On September 17, 2015, the settlement agreement was approved by the Nevada Gaming Commission.
CEOC continues to cooperate with the Department of Justice in its investigation of this matter.
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
Additionally, CEC is subject to litigation which if decided adversely may increase the risk the conditions to consummation of the Proposed Merger are not satisfied. As further discussed in the section entitled "Legal Proceedings - CEOC Bondholder Litigation," on July 22, 2015, the bankruptcy judge presiding over the CEOC bankruptcy denied CEOC’s request to stay certain litigation against CEC including the BOFK Lawsuit and the UMB Bank New York Lawsuit. Accordingly, the BOKF Lawsuit and the UMB Bank New York Lawsuit will proceed, and may generate rulings at any time. Adverse rulings may result in reinstatement of the CEC guarantee of certain CEOC debt which could increase the risk the conditions to consummation of the Proposed Merger are not satisfied.
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
If the Proposed Merger with CEC is not completed, our Board will review and consider various alternatives available to us, including, among others, continuing as a public company with no material changes to our business or capital structure or other alternative transactions. Any alternative transaction may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses similar to those described above in connection with the Proposed Merger, our ability to consummate an alternative transaction, the valuation assigned to our business in the alternative transaction, our ability or a potential buyer’s ability to access capital on acceptable terms or at all and other variables that may adversely affect our operations.
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
In addition, if the CGP LLC Management Services Agreement were to be terminated and not replaced, or if Caesars Entertainment or its subsidiaries were to suffer significant liquidity or operational difficulties, becoming incapable of providing support and management services (or unable to provide such services at agreed upon levels) to CAC or CGP LLC or cease operations altogether, CAC and/or CGP LLC would no longer have access to the operational support and management expertise provided by Caesars Entertainment and its subsidiaries and it could have a material adverse effect on CAC and CGP LLC’s business, financial condition and operating results. The management of Caesars Entertainment has concluded that, due to the material uncertainty related to certain of the litigation proceedings against Caesars Entertainment, as more fully described in "Legal Proceedings-CEOC Bondholder Litigation," there is substantial doubt about Caesars Entertainment’s ability to continue as a going concern. Additionally, in March 2015, CEOC filed an adversary proceeding requesting the bankruptcy court to issue an order staying these cases as to all claims against all defendants, and on July 22, 2015, the bankruptcy judge presiding over the CEOC bankruptcy denied CEOC’s request to stay certain litigation against CEC including the BOFK Lawsuit and the UMB Bank New York Lawsuit. Accordingly, the BOKF Lawsuit and the UMB Bank New York Lawsuit will proceed.
If Caesars Entertainment were unable to continue as a going concern, CERP and CEOC, as subsidiaries of Caesars Entertainment, could be unable to provide CES with their respective contributions to CES’s operating funds and capital, which would also render CES incapable of providing us with the support and management services we require. In addition, if CES were to become a debtor in a bankruptcy case, it may seek bankruptcy court approval to assume the Omnibus Agreement or the management agreements under the Bankruptcy Code, to assign such agreements to a third party or to reject such agreements. See "Our operations depend on material contracts with third parties, including Caesars Entertainment, the continued enforcement of which may be adversely impacted by a bankruptcy of Caesars Entertainment or CES." Any failure by CAC or CGP LLC to obtain the operational and management support of Caesars Entertainment and its subsidiaries, and particularly any failure by CGP LLC to obtain Caesars Entertainment’s expertise in operating casinos or maintaining access to the Total Rewards loyalty program, would adversely affect CAC and/or CGP LLC's business, financial condition and operating results.
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
Caesars Entertainment (including its consolidated subsidiaries) is a highly leveraged company and has pledged a significant portion of its assets and the assets of its subsidiaries as collateral under certain of its debt obligations, including the trademarks for which CIE has licensed the right to use, including "Caesars," "Total Rewards" and "Harrah's." The stock of CEOC is also pledged to secure these debt obligations. CEOC and its subsidiaries that are the owners of these trademarks filed for bankruptcy in January 2015. If Caesars Entertainment or its subsidiaries were to default on these obligations, its lenders could exercise significant influence over CGP LLC's business. CGP LLC is dependent on a number of services from Caesars Entertainment, CEOC, and other subsidiaries of Caesars Entertainment, pursuant to the CGP LLC Management Services Agreement, CGPH’s CES Enterprise Services Agreement and CIE's Shared Services Agreement. If Caesars Entertainment and/or its subsidiaries file for bankruptcy protection under the U.S. bankruptcy code, their filing may materially and adversely affect CGP LLC’s assets and operations. For example, in the event of a default by Caesars Entertainment, its lenders or their successors may elect to reject the CGP LLC Management Services Agreement or the CES Enterprise Services Agreement as an executory contract in a bankruptcy proceeding. Furthermore, in the event of such a default, Caesars Entertainment's lenders also may seek to reject CIE's cross marketing and trademark license agreement with Caesars Entertainment in connection with a bankruptcy proceeding and, as a result, CIE would no longer have licenses to use certain trademarks owned by Caesars Entertainment or its subsidiaries. The result of this influence and any related disruption in CGP LLC's business could have a material adverse effect on CGP LLC's business, financial condition and operating results. Recent litigation against CEC may increase the risk these events occur. See "Legal Proceedings - CEOC Bondholder Litigation."

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
Pursuant to CGP Operating Agreement, CGP LLC is required to first provide any potential development opportunities to Caesars Entertainment to be considered by a committee of the Caesars Entertainment board of directors comprised of disinterested directors. CGP LLC can only proceed with such investment or opportunity to the extent such Caesars Entertainment committee declines the opportunity for itself or CEOC. If the committee provides an opportunity to CGP LLC, we expect that CGP LLC will retain a 50% interest in the management fee to be received by Caesars Entertainment, unless otherwise agreed. However, because each opportunity will be negotiated as a separate transaction, there can be no assurances that CGP LLC and Caesars Entertainment will share equally (or that CGP LLC will share at all) in the management fee. If the committee does not provide the opportunity to CGP LLC, the committee can also decide to keep the opportunity for Caesars Entertainment. No assurances can be provided that the committee will ever provide an opportunity to CGP LLC.
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
An independent investigation of the Transactions and the Asset Purchase Transactions in connection with CEOC’s bankruptcy is currently ongoing, which will expose our and CGP LLC's contractual relationships with Caesars Entertainment and its subsidiaries to heightened scrutiny.
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
Creditors of Caesars Entertainment and its subsidiaries have sued CAC and CGP LLC under state law in an effort to recover, for their benefit, the assets CGP LLC acquired in the Transactions and the Asset Purchase Transactions as fraudulent transfers. See "Business-Legal Proceedings-CEOC Bondholder Litigation" for a discussion of these proceedings. As a general matter, fraudulent transfer law allows a creditor to recover assets, or their value, from an initial or subsequent transferee if the debtor conveyed the assets with an actual intent to hinder, delay or defraud its creditors, or if the transfer was a constructive fraudulent transfer. The principal elements of a constructive fraudulent transfer are a transfer, made while a debtor was insolvent or that rendered a debtor insolvent, for less than reasonably equivalent value.
CAC and CGP LLC strongly believe there is no merit to the actions described in "Business-Legal Proceedings-CEOC Bondholder Litigation" and CAC and CGP LLC will defend themselves vigorously and seek appropriate relief should any action be brought. However, in the CEOC Bondholder Litigation, plaintiffs seek, among other remedies, return to CEOC of six casino properties CGP LLC acquired in the Transactions and the Asset Purchase Transactions for approximately $3.1 billion in cash and assumed debt. The six casino properties acquired in the Transactions and the Asset Purchase Transactions are the only casino properties owned by CGP LLC and account for 100% of CGP LLC’s revenue from casino operations. If CAC and CGP LLC lose the lawsuits described above, they may have to return the assets or their value to Caesars Entertainment and its subsidiaries, or be forced to pay additional amounts therefor. In fiscal year 2014, revenue from casino operations accounted for over 68 percent of CGP LLC’s total net revenue. If CGP LLC were forced to return the casino properties to Caesars Entertainment and its subsidiaries, that could cause it to lose the benefit of substantial revenue generated by those properties. Additionally, if a court were to find that the transfers and sales in the Transactions and the Asset Purchase Transactions were improper, that could trigger a default under the debt that we raised to finance these transfers. These consequences could have a material adverse effect on our business, financial condition, results of operations and prospects.
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

For example, we and CGP LLC have been named in two separate lawsuits related to the Asset Purchase Transactions, as more fully described in Item 1. Legal Proceedings under CEOC Bondholder Litigation.
.    In addition, CGP LLC's ability to realize the anticipated benefits of acquisitions, including, but not limited to the Asset Purchase Transactions, will depend, in part, on its ability to integrate the businesses of such acquired companies with its business. The combination of two independent companies is a complex, costly and time consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected. The difficulties of combining the operations of two companies include, among others:

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
As of September 30, 2015, CAC held approximately $290 million in aggregate principal amount of the CEOC Notes with fixed rates of interest. Fixed rate securities are sensitive to fluctuations in market interest rates and if interest rates increase, the fixed rate securities held by CAC will decrease in value. Currently, market interest rates have been at record low rates. Accordingly, an increase in market interest rates from current levels could cause the value of the fixed rate securities to decrease significantly.
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
As a result of CIE holding an online gaming license, its operations and activities are subject to various gaming laws and laws in Nevada and New Jersey. We also expect CIE to be subject to these or similar laws as CIE seeks additional licenses for online real money gaming in the United States if additional states legalize and regulate online gaming. For example, CIE has obtained a license in Nevada as an "operator of an interactive gaming system" and obtained regulatory approval to launch online poker in Nevada. In addition, CIE obtained a license in New Jersey in November 2013 to operate internet gaming in New Jersey. Among these laws are various "suitability" requirements which could limit CIE's ability to conduct business with certain third parties, make certain acquisitions and otherwise freely conduct its business. The results of such restrictions could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
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
Political, economic and military conditions may directly affect CGP LLC's business by impeding its operations or player demand. In particular, a key portion of the operations and personnel of Playtika, a subsidiary of CIE and the operator of Slotomania, are located in Israel, a country located in a particularly volatile region. CIE also has approximately 560 employees in Ukraine, a country currently facing political unrest and hostilities. Any hostilities, or any future armed conflicts, political or economic instability or violence in the Middle East or further disruptions in Ukraine could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
Any violation of the Foreign Corrupt Practices Act or other similar laws and regulations could have a negative impact on us.
CGP LLC is subject to risks associated with doing business outside of the United States, which exposes CGP LLC to complex foreign and U.S. regulations inherent in engaging in a cross-border business and in each of the countries in which CGP LLC and its businesses transact business. CGP LLC is subject to requirements imposed by the Foreign Corrupt Practices Act ("FCPA") and other anti-corruption laws that generally prohibit U.S. companies and their affiliates from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Policies and procedures and employee training and compliance programs that CGP LLC has implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law. If the employees, contractors or agents of Caesars Entertainment, CGP LLC’s casino properties or CIE fail to comply with applicable laws or company policies governing its international operations, CGP LLC may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that we have violated any anti-corruption laws could have a material adverse effect on CGP LLC's financial condition. Compliance with international and U.S. laws and regulations that apply to CGP LLC's international operations increase CGP LLC's cost of doing business in foreign jurisdictions. CGP LLC and its businesses also deal with significant amounts of cash in its operations and are subject to various reporting and AML regulations. Any violation of AML or regulations, on which in recent years, governmental authorities have been increasingly focused, with a particular focus on the gaming industry, by any of our resorts could have a negative effect on our results of operations. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. In recent years, governmental authorities have been increasingly focused on AML policies and procedures, with a particular focus on the gaming industry. In October 2013, CEOC’s subsidiary, Desert Palace, Inc. (the owner of and referred to herein as Caesars Palace), received a letter from FinCEN, stating that FinCEN was investigating Caesars Palace for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Caesars Palace responded to FinCEN’s letter in January 2014. Additionally, we were informed in October 2013 that a federal grand jury investigation regarding anti-money laundering practices of CEC and its subsidiaries had been initiated. CEC and Caesars Palace have been cooperating with FinCEN, the Department of Justice and the GCB on this matter. On September 8, 2015, FinCEN announced a settlement pursuant to which Caesars Palace agreed to an $8 million civil penalty for its violations of the Bank Secrecy Act, which penalty shall be treated as a general unsecured claim in Caesars Palace’s bankruptcy proceedings. In addition, Caesars Palace agreed to conduct periodic external audits and independent testing of its AML compliance program, report to FinCEN on mandated improvements, adopt a rigorous training regime, and engage in a "look-back" for suspicious transactions. The terms of the FinCEN settlement are subject to bankruptcy court approval. CEOC and the GCB reached a settlement on the same facts as above, wherein CEC agreed to pay $1.5 million and provide to the GCB the same information that is reported to FinCEN and to resubmit its updated AML policies. On September 17, 2015, the settlement agreement was approved by the Nevada Gaming Commission.
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
Historically, CIE has depended on one game for the majority of its revenue and we expect that this dependency will likely continue for the foreseeable future. Specifically, Slotomania accounted for 47.9% and 50.8% of CIE's social and mobile online game revenue for the three months ended September 30, 2015 and 2014, respectively. CIE's growth depends on its ability to increase interest in its key established game, Slotomania, by continually enhancing the game. Each of CIE's games requires significant engineering, marketing and other resources to develop, launch and sustain via regular upgrades and expansions, and such costs on average have increased and are likely to continue to increase in the future. CIE's ability to successfully launch, sustain and expand games and attract and retain players largely depends on its ability to:

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
Consistent with the social and mobile games business model, only a small portion of CIE’s social and mobile games players pay for virtual goods. Respective to the three months ended September 30, 2015 and 2014, CIE’s social and mobile games business had approximately 860 thousand and 595 thousand average Monthly Unique Payers, or 4.6% and 3.6%, respectively, of the total number of CIE's average Monthly Unique Users on its social and mobile platforms for the respective periods. In order to sustain and increase CIE's revenue levels, CIE must attract, retain and increase the number of players that are payers. To retain players, CIE must devote significant resources so that the games they play retain their interest and attract them to CIE's other games. If CIE fails to grow or sustain its player base, or if the rates at which CIE attracts and retain players declines or if the average amount of revenue CIE receives from its players declines, it could have a material adverse effect on CIE's, therefore CGP LLC's, business, financial condition and operating results.
The social and mobile games industry is rapidly growing and changing, which makes it difficult to evaluate CIE's business and prospects.
Social and mobile games, from which CGP LLC derived 94.3% and 93.6% of the revenue for the Interactive Entertainment business for the respective three months ended September 30, 2015 and 2014, is a rapidly growing and evolving industry. The growth of the industries and the level of demand and market acceptance of CIE's games are subject to a high degree of uncertainty. CIE's future operating results will depend on numerous factors affecting the social and mobile games industry and the online gaming industry in the U.S., many of which are beyond CIE's control, including, among others:

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
CIE continues to experience rapid growth in its headcount and operations, which will continue to place significant demands on its management and operational, financial and technological infrastructure. As of September 30, 2015, approximately 38.7% of CIE's employees had been with CIE for less than one year and approximately 67.4% for less than two years. Moreover, a number of the individuals CIE relies on for its operations are consultants, not full-time employees on CIE's payroll. As CIE continues to grow, it must expend significant resources to identify, hire, integrate, develop and motivate a large number of qualified employees. If CIE fails to effectively manage its hiring needs and successfully integrate its new hires, CIE's ability to continue launching new games and enhance existing games could suffer.
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
Facebook, Apple iOS and Google Android are significant distribution, marketing, promotion and payment platforms for CIE's games. In the third quarter of 2015 and 2014, CIE respectively generated approximately 94.5% and 95.6% social and mobile games revenue through the Facebook, Apple iOS and Google Android platforms and we expect CIE to continue to do so for the foreseeable future. CIE is subject to Facebook's, Apple's and Google's respective standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on the Facebook, Apple iOS and Android platforms.
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
Hamlet Holdings beneficially owns approximately 66.0% of our Class A common stock. Hamlet Holdings has the power to control our Board. Moreover, Hamlet Holdings has the ability to vote on any transaction that requires the approval of our Board or our stockholders, including the approval of significant corporate transactions such as mergers and the sale of substantially all of our assets. In addition, Hamlet Holdings, the members of which are comprised of three individuals affiliated with Apollo and two individuals affiliated with TPG, as of the date hereof beneficially owns approximately 60.5% of Caesars Entertainment’s common stock and controls Caesars Entertainment. As a result, even though an independent committee of the Board of Caesars Entertainment may make decisions with regard to development opportunities for CGP LLC, Hamlet Holdings is in a position to exert a significant influence over both of CAC and Caesars Entertainment and the direction of their business and operations.
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
For example, under Nevada gaming laws, each person who acquires, directly or indirectly, beneficial ownership of any voting security, or beneficial or record ownership of any non-voting security or any debt security, in a public corporation which is registered with the Nevada Gaming Commission, or the Gaming Commission, may be required to be found suitable if the Gaming Commission has reason to believe that his or her acquisition of that ownership, or his or her continued ownership in general, would be inconsistent with the declared public policy of Nevada, in the sole discretion of the Gaming Commission. Any person required by the Gaming Commission to be found suitable shall apply for a finding of suitability within 30 days after the Gaming Commission's request that he or she should do so and, together with his or her application for suitability, deposit with the GCB a sum of money which, in the sole discretion of the Control Board, will be adequate to pay the anticipated costs and charges incurred in the investigation and processing of that application for suitability, and deposit such additional sums as are required by the Control Board to pay final costs and charges. Additionally, under Ohio law, an institutional investor, which is broadly defined and includes any corporation that holds any amount of our stock, will be required to apply for and obtain a waiver of suitability determination.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.
Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.1	Caesars Interactive Entertainment, Inc. Amended and Restated Management Equity Incentive Plan.	—	8-K	—	10.1	10/23/2015

†10.2	Caesars Interactive Entertainment, Inc. Form of Performance Stock Option Agreement.	—	8-K	—	10.2	10/23/2015

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

99.1
Combined and Consolidated Condensed financial information of Caesars Growth Partners, LLC as of September 30, 2015 and December 31, 2014, for the three and nine months ended September 30, 2015 and 2014.
X

101
The following financial statements from the Company’s Form 10-Q as of September 30, 2015 and December 31, 2014, for the three and nine months ended September 30, 2015 and 2014 formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations and Comprehensive Income, (iii) Condensed Statements of Stockholders’ Equity, (iv) Condensed Statements of Cash Flows, (v) Notes to Condensed Financial Statements.
X
†	Denotes a management agreement or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ACQUISITION COMPANY

November 9, 2015	By:	/S/ TROY J. VANKE
Troy J. Vanke
Chief Accounting Officer