Form 10-K
period 2015-12-31
Caesars Acquisition Co
filed 2016-02-29
CIK 1575879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
Registrant's telephone number, including area code:
(702) 407-6000
_________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common stock, $0.001 par value	NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's Class A common stock held by non-affiliates was $319.1 million.
As of February 25, 2016, the registrant had 137,341,569 shares of Class A Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2015.

CAESARS ACQUISITION COMPANY

Caesars Acquisition Company and its subsidiaries have proprietary rights to a number of trademarks used in this Annual Report on Form 10-K that are important to its business, including, without limitation, World Series of Poker ("WSOP"), Slotomania, House of Fun and Bingo Blitz. In addition, Caesars Entertainment Corporation, our joint venture partner in Caesars Growth Partners, LLC, and Caesars Entertainment Operating Company, Inc., and their respective subsidiaries, have proprietary rights to, among others, Caesars, Caesars Entertainment, Harrah's, Total Rewards, Horseshoe and Bally's. We have omitted the registered trademark (®) and trademark (™) symbols for such trademarks named in this Annual Report on Form 10-K.

PART I
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

(v)
Caesars Entertainment contributed all of the shares of Caesars Interactive Entertainment, Inc.'s ("Caesars Interactive," "Interactive Entertainment" or "CIE") outstanding common stock held by a subsidiary of Caesars Entertainment and approximately $1.1 billion in aggregate principal amount of senior notes held by a subsidiary of Caesars Entertainment (the "CEOC Notes" and, together with the shares of CIE, the "Contributed Assets") to CGP LLC, in exchange for all of CGP LLC's non-voting units.

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
Pursuant to the terms of the CGP Operating Agreement, in conjunction with CGP LLC's acquisition of CIE from Caesars Entertainment, CGP LLC is obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from a specified portion of CIE's social and mobile games business exceeds a pre-determined threshold amount in 2015. The estimated fair value of the contingently issuable non-voting membership units was $228.0 million at

December 31, 2015. CGP LLC believes that it will issue approximately 31.9 million Class B non-voting units pursuant to the terms of the Transactions, although the final number of units to be issued is subject to the agreement of both CAC and CEC.
CAC serves as CGP LLC's managing member and sole holder of all of its outstanding voting units. CAC's primary asset is its membership interest in CGP LLC and does not have any operations other than through its interest in CGP LLC. Certain subsidiaries of Caesars Entertainment hold all of CGP LLC's outstanding non-voting units.
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
On May 5, 2014, Caesars Growth Properties Holdings, LLC ("CGPH"), an indirect, wholly-owned subsidiary of CGP LLC, acquired through one or more subsidiaries (i) The Cromwell, The LINQ Hotel & Casino, and Bally's Las Vegas, (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreements entered between a Property Manager (as defined) and the owners of each of these properties, and (iii) certain intellectual property that is specific to each of these properties (collectively referred to as the "First Closing" or "Acquired Properties Transaction"). On May 5, 2014, CGP LLC contributed the equity interests of PHWLV and a 50% interest in the management fee revenues of PHW Manager, LLC to CGPH.
On May 20, 2014, CGPH through one or more subsidiaries acquired (i) Harrah's New Orleans, (ii) 50% of the ongoing management fees and any termination fees payable under the Louisiana property management agreement entered between a Property Manager and the owners of Harrah's New Orleans and (iii) certain intellectual property that is specific to Harrah's New Orleans (the "Second Closing" or "Harrah's Transaction").
In connection with the Acquired Properties Transaction and the Harrah's Transaction (collectively, the "Asset Purchase Transactions"), CGPH and Caesars Growth Properties Finance, Inc. ("Finance" and each an "Issuer" and together, the "Issuers"), issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 (the "2022 Notes"). On May 8, 2014, CGPH closed on $1.175 billion of term loans (the "CGPH Term Loan") and a $150.0 million revolving credit facility pursuant to a credit agreement.
Proposed Merger of CAC with CEC
On December 21, 2014, the Company and CEC entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, among other things, CAC will merge with and into CEC, with CEC as the surviving company (the "Proposed Merger").
Pursuant to the terms of the Merger Agreement, and subject to the overall restructuring of CEOC, regulatory approval and other closing conditions, upon consummation of the Proposed Merger, each share of class A common stock, par value $0.001 per share, of CAC ("CAC Common Stock") issued and outstanding immediately prior to the effective time of the Proposed Merger will be converted into, and become exchangeable for, that number of shares of CEC common stock, par value $0.01 per share ("CEC Common Stock"), equal to 0.664 (the "Exchange Ratio"), provided that during the Adjustment Period (as described below), the Special Committee of CAC's Board of Directors (the "CAC Special Committee") and the Special Committee of CEC's Board of Directors (the "CEC Special Committee"), each composed solely of independent directors, will determine if there should be an adjustment to the Exchange Ratio and the amount of any such adjustment, taking into consideration all relevant facts and circumstances affecting the intrinsic value of CAC and CEC. The Adjustment Period is the 14 day period beginning on the later of (i) the date that the CEOC restructuring plan is confirmed and (ii) the date that both CAC and CEC confirm that their respective independent financial advisors have received all information as may be reasonably necessary or advisable in order to render a fairness opinion concerning the Exchange Ratio. If at the end of the Adjustment Period, the CAC Special Committee and the CEC Special Committee have not agreed to an adjustment to the Exchange Ratio, there will not be an adjustment to the Exchange Ratio. Within five business days following the end of the Adjustment Period, either CAC or CEC may terminate the Merger Agreement if (a) the CAC Special Committee and the CEC Special Committee cannot agree on an Exchange Ratio adjustment and a failure to terminate the Merger Agreement would be inconsistent with their respective directors' fiduciary duties or (b) the CAC Special Committee or the CEC Special Committee, as applicable, has not received an opinion of its respective financial advisor that the Exchange Ratio (as adjusted, if applicable) is fair, from a financial point of view to CAC and its public stockholders or CEC, as applicable. Under the Merger Agreement, either party may terminate the Merger Agreement if the merger has not been completed by the close of business on August 6, 2016.
Under the Merger Agreement, CEC has agreed to use reasonable best efforts to (i) cause the implementation of the restructuring of certain of CEC's subsidiaries as contemplated by that certain Restructuring Support and Forbearance Agreement, dated as of December 19, 2014, among CEOC, CEC, LeverageSource III (H Holdings), L.P., LeverageSource V, L.P. and each of the holders of first lien bond claims party thereto (the "Restructuring Support Agreement") and (ii) consult with CAC regarding certain additional actions in connection with the bankruptcy filing contemplated by the Restructuring Support Agreement if CEC determines, in its reasonable discretion, that such additional actions could reasonably be expected to be materially adverse to CAC.
Caesars Growth Partners, LLC
CAC's primary asset is its interest in CGP LLC. For accounting purposes, the historical financial statements of the businesses and assets contributed to or acquired by CGP LLC for the periods prior to the Transactions are considered the predecessor to CAC.
CGP LLC is a casino asset and entertainment company focused on acquiring and developing a portfolio of high-growth operating assets and equity and debt investments in the gaming and interactive entertainment industries. Subsidiaries of Caesars Entertainment own all of the outstanding non-voting units of CGP LLC and are the majority economic owners of CGP LLC, and therefore have a large stake in CGP LLC's financial performance and growth potential. Through its relationship with Caesars Entertainment, CGP LLC has the ability to access Caesars Entertainment's proven management expertise, brand equity, Total Rewards loyalty program and structural synergies.
CGP LLC is focused on developing assets with strong value creation potential and leveraging interactive technology with well-known online brands. CGP LLC's Interactive Entertainment business consists of three operating units: social and mobile games, the World Series of Poker and regulated online real money gaming. CGP LLC's Casino Properties and Developments include Planet Hollywood, The LINQ Hotel & Casino, Bally's Las Vegas, The Cromwell, Horseshoe Baltimore, Harrah's New Orleans, and a 50% interest in the management fee paid in connection with the management agreements for each of these properties.
When we consider new investment and acquisition opportunities, except for any expansion, add-on or additional investment in respect of any existing gaming property of CGP LLC or its subsidiaries, or except for any potential future investment or acquisition by CIE, we are required to submit them to Caesars Entertainment. A committee of the board of directors of Caesars Entertainment comprised of disinterested directors will make the determination on behalf of Caesars Entertainment to (1) pursue any potential projects itself or (2) decline the project for itself, after which CGP LLC may elect or decline to pursue the project. Although not required, we anticipate that any future investment and acquisition opportunities undertaken by CGP LLC will be managed by Caesars Entertainment and its subsidiaries. The amended and restated limited liability company agreement of CGP LLC (the "CGP Operating Agreement") includes a framework with respect to the structuring of compensation related to future projects between Caesars Entertainment and CGP LLC. In the event Caesars Entertainment declines an opportunity and CGP LLC undertakes the opportunity, CGP LLC is expected to retain a 50% interest in the management fee to be received by Caesars Entertainment, unless otherwise agreed, and CGP LLC will acquire 100% of the new investment opportunity.
Caesars Enterprise Services, LLC ("CES"), a services joint venture among Caesars Entertainment Operating Company, Inc., Caesars Entertainment Resort Properties, LLC ("CERP"), a subsidiary of Caesars Entertainment, and the Company, (together the "Members" and each a "Member") manages CGP LLC's properties and provides CGP LLC with access to Caesars Entertainment's management expertise, intellectual property, back office services and Total Rewards loyalty program. CES also employs personnel under each property's corresponding property management agreement.
                CES manages certain enterprise assets which include all intellectual property currently used, or contemplated to be used, in connection with the properties owned by CEOC, CERP and CGP LLC and their respective affiliates, including any and all intellectual property related to the Total Rewards® program. CES also manages other assets it owns, licenses or controls, and employs certain of the corresponding employees and other employees who previously provided services to CEOC, CERP and CGP LLC, their affiliates and their respective properties and systems under each property's corresponding property management agreement. Operating expenses are allocated to each Member with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements. Corporate expenses that are not allocated to the properties directly are allocated by CES to CEOC, CERP, and CGPH according to their allocation percentages (initially 70.0%, 24.6% and 5.4%, respectively), subject to annual review. As a result of an annual review undertaken in September 2015 but effective July 2015, the allocation percentages were revised to 65.4%, 21.8% and 12.8%, respectively. CGPH has notified CES, CEOC and CERP that it objects to the new expense allocation but will pay the revised expense allocations under protest and reserves all rights. On October 1, 2014, CES began operations in Nevada, Louisiana and certain other jurisdictions in which regulatory approval had been received or was not required, including through the commencement of direct employment by CES of certain designated enterprise-wide employees.
On May 20, 2014, the Members entered into an Omnibus License and Enterprise Services Agreement (the "Omnibus Agreement"), which granted licenses to the Members and certain of their affiliates in connection with the formation of CES. Pursuant to the Omnibus Agreement, CGP LLC has access to Caesars Entertainment's leading brand portfolio and management expertise and expects to benefit from its corporate scale, which CGP LLC anticipates will provide a competitive advantage in the operation of CGP LLC's properties. CGP LLC also benefits from management agreements that CGP LLC entered into with management company subsidiaries of Caesars Entertainment, which were subsequently assigned to CES. Caesars Entertainment is the world's most diversified casino-entertainment provider and the most geographically diverse U.S. casino entertainment company. CGP LLC also participates in Caesars Entertainment's industry-leading customer loyalty program, Total Rewards. CGP LLC uses the Total Rewards system to market promotions and to generate customer play within CGP LLC's properties.
Interactive Entertainment
CGP LLC owns approximately 84.4% of CIE as of December 31, 2015, not giving effect to outstanding options, warrants, and restricted stock units. Details of CIE's three operating units follow below.
Social and Mobile Games. CIE has become one of the world's leading interactive social and mobile game providers. CIE's current portfolio of games includes Slotomania, which was a top 20 grossing game on the Facebook, Apple Inc. ("Apple") iOS, and Google Inc. ("Google") Android platforms as of December 31, 2015 as well as the Caesars Casino game. In December 2012, CIE acquired substantially all of the assets of Buffalo Studios LLC ("Buffalo Studios"), including the application Bingo Blitz. In May 2013, CIE acquired the World Series of Poker social and mobile game assets and intellectual property from Electronic Arts Inc. ("EA") and re-launched the game in December 2013. CIE had previously licensed the rights to the brand to EA. Additionally, in February 2014, CIE acquired substantially all of the assets of Pacific Interactive UK Limited ("Pacific Interactive"), creator and owner of the application House of Fun Slots.
Regulated Online Real Money Gaming. CIE has built a foundation for a regulated United States ("U.S.") online real money gaming business. CIE obtained a license in Nevada in December 2012 to operate online poker and launched WSOP.com in September 2013. A subsidiary of CIE applied for and received its internet gaming permit and launched online poker and online casino games in New Jersey in November 2013 under the WSOP, Caesars and Harrah's brands. CIE is actively participating in a U.S. lobbying effort for other states to follow Nevada, Delaware and New Jersey's lead.
While online real money gaming has not been legalized at the Federal level, Nevada has approved interactive gaming regulations allowing for intrastate online poker, and Delaware and New Jersey have each passed online real money gaming laws for both poker and casino games. In February 2014, Nevada and Delaware leaders signed the Multi-State Internet Gaming Agreement establishing a legal framework for the first authorized interstate Internet gambling, which launched in March 2015.
The World Series of Poker. The WSOP, which was founded in 1970, is the world's largest annual poker event and organizer of the most-attended regional poker tour. The flagship WSOP tournament series in Las Vegas had 103,512 entries, an event record, and awarded over $210 million in prize money in 2015. The 2015-16 WSOP Circuit is expected to include 19 scheduled stops at casinos throughout North America and six international stops. Since 2007, the WSOP has staged at least one international event series per year in venues including London, Cannes and Melbourne. The WSOP benefits from a television programming rights agreement with ESPN through 2017 and sponsorship agreements with a number of leading brands.
Products
Social and Mobile Games
CIE designs its portfolio of games to appeal to the interests of the broad group of people who like to play casino-themed social and mobile games. CIE's social games leverage the global connectivity and distribution of Facebook, other social networks, such as VKontakte, Mail.ru and Odnoklassniki.ru in Russia, as well as mobile platforms such as Apple's iOS and Google's Android. The social design of CIE's games is at the core of how players experience its games. CIE's games encourage players to quickly connect with their friends when they start a game and to build and enhance these relationships throughout the game experience.
CIE's social and mobile games are free to play and attract a community of players that is demographically and geographically diverse. CIE analyzes the data generated by its players' game play and social interactions to guide the creation of new content and features. CIE uses this ongoing feedback to maintain compelling games and to enhance the player experience. CIE operates games as a live service and believes that the ongoing creation of fresh, high quality content, unique promotional elements, new product features and social connectivity of its games are the keys to its sustained success.
While CIE's social and mobile games are free to play, they are designed to inspire and enable players to compete against their friends and the broader online community. Players can choose to pay to more quickly advance in CIE's games, and thereby unlock additional games or stages, by acquiring virtual goods through game play, receiving virtual goods as gifts from friends or purchasing virtual goods. Virtual goods are digital representations of real world goods, such as virtual coins in Slotomania, Bingo Blitz, House of Fun Slots, Caesars Casino and the World Series of Poker social and mobile game. We believe CIE's players' acquisition, gifting and purchase of virtual goods create social interaction that increases players' engagement with CIE's games and with each other.
Consistent with CIE's business model, only a small portion of CIE's social and mobile game players pay for virtual goods. For 2015, CIE had approximately 819 thousand average Monthly Unique Payers (as defined below) or 4.5% of the total number of average Monthly Unique Users (as defined below) on its social and mobile platforms during this period purchase virtual goods. CIE's games compete with other well-known social and mobile games with similar business models, including Big Fish Casino and DoubleDown Casino. The sale of virtual goods constitutes CIE's primary source of revenue for its social and mobile games business. While it is expected that the number of unique paying players will continue to constitute a small portion of CIE's overall players as its business grows, CIE plans to increase content selection, introduce new game features and continue to evolve the loyalty programs in CIE's titles to increase the sales of virtual goods.
Descriptions of some of CIE's leading games are provided below:
Slotomania, CIE's free-to-play social slot-themed game was launched in December 2010 on Facebook. According to www.facebook.com/games, Slotomania was a top 20 grossing game as of December 31, 2015. In addition to Facebook and Apple iOS, Slotomania is available via Google Android, Yahoo! Games, Windows 8, Amazon App Store, Slotomania.com, Spil Games, three Russian social networks and Yahoo! Japan. Slotomania is also available on Facebook in seven languages.
House of Fun Slots, created by Pacific Interactive, acquired by CIE in February 2014, is among the leading social and mobile casino-themed games on Facebook, iOS, and Android platforms and is widely known for a diverse array of game content.
Bingo Blitz, one of CIE's free-to-play social bingo-themed games launched in October 2010 on Facebook, invites players to win, buy, or acquire power ups, coins, and experience points to achieve bingos and complete virtual good collections. Players can choose from an array of bingo rooms styled in various themes including cities and countries from around the world, and compete both solo and in teams to unlock all of the collection items and bingo rooms.
Caesars Casino, CIE's first branded free-to-play social casino-themed game, currently offers games based on classic slots, video slots, video poker, blackjack and roulette on Facebook. In the third quarter of 2013, the Caesars Casino application launched on mobile platforms, including the Apple iOS mobile platform, under the Caesars Slots brand. The Caesars Casino application is currently available on Apple iOS, Android, Amazon App Store and Windows 8.
The World Series of Poker is a social and mobile poker game on Apple iOS, Google Android, Amazon and Facebook. CIE acquired the rights to this game from Electronic Arts as part of terminating its prior brand license agreement. CIE launched a new version of the game in December 2013 and continues to add features and functionality to this game.
Regulated Online Real Money Gaming
In Nevada, CIE received its operator's license in December 2012 and launched WSOP.com in September 2013. In November 2013, CIE launched three regulated online real money gaming websites in New Jersey that use and promote the Caesars, Harrah's and WSOP brands: CaesarsCasino.com, HarrahsCasino.com and WSOP.com.
CIE's real money gaming software license agreements with 888 Atlantic Limited ("888") and NYX Gaming Group ("NYX"), underpin its operations and preparation for further legalized real money gaming in the United States. 888 provides front and back office services for CIE's U.S. poker offerings, allowing CIE to focus on its strengths in branding and marketing, including the online acquisition and retention of customers. CIE operates WSOP.com in Nevada and WSOP.com and HarrahsCasino.com in New Jersey on 888's platform, and operates CaesarsCasino.com in New Jersey on the NYX casino platform. The combination of these agreements provides CIE with two software alternatives and the ability to employ a multi-brand and multi-platform strategy.
The World Series of Poker
CIE markets the WSOP brand through three distinct avenues: live events, licensing and sponsorships.
Live Events. The signature WSOP live event, the WSOP Las Vegas, was established in 1970 and has occurred annually at the Rio Hotel and Casino ("Rio") in Las Vegas for eleven consecutive years, with an arrangement for the tournament to stay at the Rio through 2017. The 46th annual WSOP Las Vegas event in 2015 drew 103,512 entries from 111 different countries to the 68 events at the Rio to compete in the official WSOP "Gold Bracelet" events.
Since 2005, the WSOP Las Vegas has been complemented by a regular traveling tour of WSOP-branded poker tournaments running from August to May each year (the "WSOP Circuit Events") which culminates in a season-ending National Championship. For the 2014-15 season, the tour included 21 stops at casinos throughout North America. In the 2015-16 season, the WSOP tour will be linked globally for the first time, allowing qualifiers from the U.S. circuit to compete with those on the international circuit for the National Championship. The 2015-16 WSOP Circuit is expected to include 19 scheduled stops at casinos throughout North America and six international stops.
CIE's current contract with ESPN provides that the WSOP Las Vegas will be carried on ESPN and ESPN2 through 2017, with at least 32 hours of original programming annually. CIE receives advertising air-time within all aired episodes on every ESPN platform. ESPN's coverage of this season's WSOP began in August 2015 and ran through November 2015 on both ESPN and ESPN2, concluding coverage with a three-day live final table format.

Since 2007, the WSOP has organized at least one international series per year under the WSOP Europe or WSOP Asia-Pacific brands. The 2015 WSOP Europe took place at Spielbank Casino in Berlin, Germany in October 2015 and was well-received and attended in its first time in Germany. The first two WSOP Asia-Pacific events were held in 2013 and 2014 in Melbourne, Australia.
Licensing. CIE licenses the WSOP brand for consumer products, allowing CIE to expand its brand through mainstream channels. WSOP licensed products, from playing cards and poker chips to lifestyle apparel are sold at such retailers as Target and Lids. New Jersey runs a notable lottery offering in concert with WSOP brand and eight states have also sold WSOP branded instant-win lottery tickets since 2009.
CIE also currently licenses the WSOP trademark to an affiliate of 888 for their use in 888's operation of WSOP.co.uk which is a regulated online real money gaming website in the UK primarily focused on poker. In addition, CIE currently licenses the Caesars trademark to Gamesys for their use in the operation of regulated online real money gaming websites, CaesarsCasino.co.uk and CaesarsBingo.co.uk, in the UK which primarily focus on casino and bingo related games, respectively.
Sponsorships. CIE annually pursues promotional partnerships with a variety of brands. Event sponsors in 2015 included NJOY, Jostens, Black Clover, GPI and 888poker. These partnerships typically include both rights fees and marketing activities promoting the WSOP brand. 2014 was highlighted by a "Watch and Win" promotion distributed on more than 20 million packages of the Ruffles Brand of potato chips encouraging download of the WSOP social game and tune-in of the ESPN broadcast. CIE has the exclusive rights to sell camera-visible brand placements within its television and live Internet broadcast programming to third-party advertisers.
Information Technology
Social and Mobile Games
The technology stack used to support CIE's social and mobile games platforms was designed to support its growth by having elasticity to adapt and conform to the varying demands and inherent changes in CIE's business. CIE's goal is to ensure that its technology infrastructure has full redundancy capability. The code base and logic that has been developed for CIE's games has been custom-built and deployed across its technology stack to ensure that the core components within each engine of its games are able to be easily repeated as CIE releases new games. One of the key features of how CIE develops its games is the ease of portability to a wide variety of social and mobile games networks and platforms. CIE's art development and graphic design teams use sophisticated graphics to ensure the players of its games have a high quality experience.
Regulated Online Real Money Gaming
888 provides CIE with 888's online gaming platform in addition to a suite of back-office operational services such as customer service, technical support and e-payments. Together with 888, CIE received regulatory certification in Nevada for the September 2013 launch of WSOP.com. 888 provides front and back office services for CIE's United States online real money poker offering for online real money casino under the Harrah's brand in New Jersey.
A subsidiary of CIE and affiliates of NYX entered into a platform and services agreement pursuant to which NYX provides online casino platform services including developing, launching, maintaining and operating its software platforms, in New Jersey in exchange for a share of net gaming revenue for the Caesars Casino brand.
Marketing
We believe the Caesars portfolio of properties (including the CEOC properties) that operate under the Total Rewards program enable us to capture a larger share of our customers' entertainment spending when they travel among markets versus that of a standalone property, which is core to our cross-market strategy. We believe that our high concentration of properties in the center of the Las Vegas Strip generates increased revenues and enables us to capture more of our customers' gaming dollars than in markets where we have single properties competing individually against outside competition.
We believe the Total Rewards program, in conjunction with this distribution system, allows us to capture a growing share of our customers' entertainment spending and compete more effectively. Members earn Reward Credits at all Caesars-affiliated properties in the United States and Canada for on-property entertainment expenses, including gaming, hotel, dining, and retail shopping. Members may also earn Reward Credits through the Total Rewards Visa credit card and can redeem Reward Credits with our many partners, including Starwood Hotels and Resorts and Norwegian Cruise Line. Total Rewards members can redeem Reward Credits for amenities or other items such as merchandise, gift cards, and travel. Total Rewards is structured in tiers (designated as Gold, Platinum, Diamond or Seven Stars), each with increasing member benefits and privileges.
Members are also provided promotional offers and rewards based on their engagement with Caesars-affiliated properties, aspects of their casino gaming play, and their preferred spending choices outside of gaming. Member information is also used for marketing promotions, including direct mail campaigns, electronic mail, our website, mobile devices, social media, and interactive slot machines.

With respect to our Interactive Entertainment business, CIE has been able to build a large community of players through the sharing features provided by social networks, the ease of finding top applications in the various mobile "App Stores" and the social innovations of its games. Moreover, CIE leverages its expertise from the online gaming industry to drive significant traffic through, for example, working with marketing affiliates, purchasing traffic from 3rd party media buyers and using banner exchanges. CIE is also committed to connecting with its players. CIE has fan pages, generally on Facebook, for each of CIE's games to connect with its players. CIE also uses traditional advertising activities such as online advertising spending with Facebook and the use of third-party media buyers. In Nevada and New Jersey, we believe the WSOP database of poker players and Total Rewards database of casino players will be important acquisition channels in addition to traditional techniques such as television and online advertising. CIE's WSOP events are primarily marketed through media features and news coverage.
In addition, CIE's social and mobile games business has implemented a loyalty program, Playtika Rewards, that links all of CIE's social mobile games under one rewards umbrella so that loyalty status will be transferable across game titles and in-game benefits can be leveraged by customers across different games.
Casino Properties and Developments
Details of CGP LLC's casino properties as of December 31, 2015 are shown in the table below.

Property	Location	Casino Space– Sq. Ft.(1)	Slot Machines(1)	Table Games(1)	Hotel Rooms & Suites(1)
Planet Hollywood Resort & Casino	Las Vegas, NV	64,500	1,090	110	2,500
The Cromwell	Las Vegas, NV	40,000	410	50	188
The LINQ Hotel & Casino(2)	Las Vegas, NV	62,200	780	70	2,250
Bally's Las Vegas	Las Vegas, NV	66,200	1,000	70	2,810
Harrah's New Orleans	New Orleans, LA	125,100	1,720	150	450
Horseshoe Baltimore	Baltimore, MD	122,000	2,200	180	—
_________________________

(1)	Approximate.

(2)	Includes Strip-front property leased by an affiliate of Caesars Entertainment to The LINQ Hotel & Casino.
Planet Hollywood Resort & Casino
Planet Hollywood, which was constructed in 2001 and renovated in 2007, is a casino resort located on the Las Vegas Strip in Las Vegas, Nevada. Planet Hollywood targets a growing younger demographic segment that values the offerings of non-gaming entertainment that complements the casino's gaming activities. Planet Hollywood benefits from its prime location on a 35-acre site on the east side of the Las Vegas Strip.
Planet Hollywood includes a 2,500-room hotel, which offers deluxe guestrooms and suites and a 64,500 square foot casino featuring approximately 1,090 slot machines and 110 table games. The facility also has food and beverage outlets, an outdoor pool area and a spa that is leased to a third party. In addition, the facility adjoins to a retail mall, the Miracle Mile Shops, with retailers and restaurants, and a timeshare tower operated by Hilton Grand Vacations. The adjoining mall and timeshare tower, as well as the additional amenities featured at Planet Hollywood, stimulate additional traffic through the Planet Hollywood complex, including the casino and its amenities.
Planet Hollywood also features over 80,000 square feet of convention, trade show and meeting facilities, including a main ballroom, pre-function space, breakout space in separate rooms and a theater which is owned by Planet Hollywood and has a booking and marketing relationship with Live Nation, the world's largest concert promoter. This theater, called The AXIS, is used for award shows, live music events and is currently home to Britney Spears' show Britney: Piece of Me and Jennifer Lopez's show JENNIFER LOPEZ: ALL I HAVE. In addition, the property features a venue known as the Showroom, which is leased to BZ Clarity Theatrical-LV, LLC.
The Cromwell
The Cromwell underwent a $235 million renovation in 2014 to become a boutique "lifestyle" hotel and casino located at the heart of the Las Vegas Strip, offering a new, sophisticated Las Vegas experience that is intended to fill a gap in the market for an upscale, boutique "lifestyle" hotel. The Cromwell features 188 luxury hotel rooms, the GIADA restaurant opened by celebrity chef Giada De Laurentiis, a 40,000 square foot casino featuring approximately 410 slot machines and 50 table games, and a rooftop indoor/outdoor dayclub/nightclub and After hours club called Drai's, which was developed with nightclub operator Victor Drai.
The LINQ Hotel & Casino
The LINQ Hotel & Casino is located on the Las Vegas Strip next to The LINQ Promenade, an outdoor retail and dining area. The LINQ Hotel & Casino underwent a $90 million partial renovation in 2012 and a further $223 million renovation that was completed in the first half of 2015. The LINQ Hotel & Casino features approximately 2,250 rooms, a 62,200 square foot casino with approximately 780 slot machines and 70 table games, several bars and restaurants including the Hash House A Go Go and Guy Fieri's first Las Vegas restaurant, distinctive entertainment offerings including Divas Las Vegas and Recycled Percussion, a pool deck offering two pools and a day club experience, a new spa and fitness center, and conference and meeting space.
Bally's Las Vegas
Bally's Las Vegas opened in 1973 and is located on the Las Vegas Strip. The property features approximately 2,810 rooms and suites, a 66,200 square foot casino featuring approximately 1,000 slot machines and 70 table games, eight restaurants, including BLT Steak restaurant that opened in 2014, an Olympic-sized pool, a spa and salon, and retail shopping. In December 2013, the property completed the renovation to its south hotel tower. The Grand Bazaar, which is not owned by the Company or its subsidiaries, opened to the public in the first half of 2015 in the space directly in front of Bally's Las Vegas. Entertainment offerings include: Tony N' Tina's Wedding, LA Comedy Club and The Rocky Horror Picture Show.
Bally's Las Vegas benefits from its large convention business, which it shares with Paris Las Vegas, and strong customer loyalty cultivated over more than 30 years. Bally's Las Vegas, having approximately 167,500 square feet of conference and meeting space, combined with Paris Las Vegas, having approximately 117,000 square feet of conference and meeting space, is the largest conference and meeting facility within Caesars Entertainment's network of properties.
Harrah's New Orleans
Harrah's New Orleans opened in 1999 and was fully renovated in 2006. The property is a French-themed resort and casino in the popular destination market of New Orleans, Louisiana. The property features approximately 450 rooms and suites, a 125,100 square foot casino featuring approximately 1,720 slot machines and 150 table games, restaurants and bars (including the popular Ruth's Chris Steakhouse, Besh Steak and Acme Oyster House), as well as the Masquerade nightclub. In addition, the Fulton Street Promenade, a pedestrian promenade featuring dining and outdoor concerts, lies just outside Harrah's New Orleans and is available for outdoor functions.
Horseshoe Baltimore
In July 2012, a consortium led by Caesars Entertainment was awarded the license to operate a casino in downtown Baltimore. In October 2012, Caesars Entertainment entered into definitive agreements with its partners to form a joint venture to build Horseshoe Baltimore which opened in August 2014. Offering world-class gaming amenities, the 122,000 square foot casino offers approximately 2,200 slot machines, 180 table games and a WSOP-branded poker room. The entertainment complex features a variety of nightlife options such as 14Forty, a 24 hour multi-level entertainment venue, and signature restaurants from celebrity chefs.
CEOC Notes
At December 31, 2013, CGP LLC owned $1.1 billion of aggregate principal amount of the CEOC Notes.
On May 5, 2014, CGP LLC entered into a Note Purchase Agreement (the "Note Purchase Agreement") by and among CEOC, CGP LLC and Caesars Growth Bonds, LLC ("CG Bonds"), a wholly owned subsidiary of CGP LLC. Pursuant to the Note Purchase Agreement, CGP LLC agreed to sell to CEOC the $427.3 million principal amount of 5.625% senior notes of CEOC due 2015 (the "2015 Notes") owned by CG Bonds at a price equal to $1,048.75 per $1,000 principal amount representing fair market value. On July 29, 2014, CGP LLC received approximately $451.9 million of consideration (including $3.8 million for interest) as part of the closing of the Note Purchase Agreement.
On August 6, 2014, CGP LLC effectuated a distribution of 100% of its remaining CEOC Notes as a dividend to its members, pro rata based upon each member's ownership percentage in CGP LLC (the "Notes Distribution"). CAC, as a member of CGP LLC and the holder of 42.4% of the economic interests in CGP LLC at the time of distribution, received in connection with the Notes Distribution $137.5 million in aggregate principal amount of the 6.50% Senior Notes and $151.4 million in aggregate principal amount of the 5.75% Senior Notes.
Intellectual Property
The development of Intellectual Property ("IP") is part of CIE's overall business strategy, and we regard our IP to be an important element of our success. While the CIE business as a whole is not substantially dependent on any one patent or combination of patents or other intellectual property, we seek to establish and maintain our proprietary rights in our business operations and technology through the use of patents, copyrights, trademarks, and trade secret laws. CIE files applications for patents, copyrights, and trademarks in the United States and in foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements.

CIE's IP includes the WSOP, Slotomania, Playtika, Bingo Blitz, and House of Fun brands and associated trademarks, copyrights, logos, software code, audio-visual elements, graphics, original music, story lines, interfaces, technology and trade secrets that CIE uses to develop and offer games on multiple platforms. CIE seeks to establish and maintain its proprietary rights in its business operations and technology through the use of copyrights, trademarks, trade secrets and other IP rights. CIE also seeks to maintain its trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements.
CIE, either directly or indirectly through its subsidiaries, owns 244 trademarks as of December 31, 2015 registered with the U.S. Patent and Trademark Office, including the World Series of Poker, WSOP, Slotomania, Playtika and Bingo Blitz trademarks, for a variety of goods and services. CIE also owns one or more registered trademarks in many jurisdictions globally, including the World Series of Poker, WSOP, World Series of Poker Europe, Slotomania and Playtika trademarks.
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
PHW Las Vegas is party to a licensing agreement with Planet Hollywood Resorts International, LLC and Planet Hollywood Memorabilia, Inc. (together, the "PH Licensors"), which are affiliates of Robert Earl, the original founder of the Planet Hollywood brand. The licensing agreement grants to PHW Las Vegas rights to use certain trademarks, domain names and intellectual property and to display and exhibit certain memorabilia owned by the PH Licensors. The initial term of the agreement runs through 2045 and the parties may by mutual agreement extend the term for two successive terms of ten years each. The license agreement was assigned by PHW Las Vegas to PHWLV as described above, and Planet Hollywood Resorts International, LLC assigned the license agreement to PHRC License, LLC in 2014.
Subsidiaries of CGP LLC own certain intellectual property used in their properties. In addition, CAC and CGP LLC are parties to a management services agreement with CEOC in which, among other terms, CAC, CGP LLC and their subsidiaries are granted rights to use the Caesars trademark for corporate identification purposes. The term of the agreement is until such time as CAC and CGP LLC elect to terminate the agreement, upon mutual written consent of the parties, upon consummation of either the call right or the liquidation right, or at the election of the non-defaulting party upon the occurrence of an uncured default. The management services agreement was assumed by Caesars Enterprise Services, LLC in 2014.
CES granted to the properties owned or controlled by the Members, and their respective affiliates, non-exclusive licenses to all intellectual property owned or used by such licensors, including all intellectual property (a) currently used, or contemplated to be used, in connection with the properties owned by the Members and their respective affiliates, including any and all intellectual property related to the Total Rewards program, and (b) necessary for the provision of services contemplated by the Omnibus License and Enterprise Services Agreement and by the applicable management agreement for any such property. In addition, CES granted to the Harrah's New Orleans and Bally's Las Vegas managed facilities, an exclusive (subject to geographic restrictions) license in and to the "Harrah's" and "Bally's" names. CES granted to CEOC, Caesars License Company, LLC ("CLC"), Caesars World, Inc. ("CWI"), CGPH and the properties owned or controlled by the Members, including us, licenses to any intellectual property that CES develops or acquires in the future that is not a derivative of the intellectual property licensed to it. CES also granted to CEOC, CLC, CWI and CGPH a non-exclusive license to intellectual property specific to the properties controlled by CGPH, Caesars Entertainment Resort Properties, LLC and their subsidiaries for any uses consistent with the uses made by CEOC, CLC, CWI and CGPH with respect to such intellectual property prior to the date of the Omnibus Agreement.
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
We believe CIE competes favorably in all of these areas. However, other developers of social and mobile games could develop more compelling content that competes with CIE's games and adversely affect CIE's ability to attract and retain players and their entertainment time. These competitors, including companies about whom CIE may not be currently aware, may take advantage of social networks, access to a large user base and their network effects to grow rapidly. Additionally, several of CIE's competitors in the social and mobile casino-themed game space are owned by gambling suppliers and manufacturers with a large portfolio of game themes acquired over decades, while CIE creates most of its game themes.
CIE's competitors include game developers for social and mobile networks, regulated online gaming companies that operate in the U.S., poker tournament creators and other forms of casino, and media entertainment.
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
The Las Vegas and Louisiana hotel/casino industries are highly competitive. Hotels on the Las Vegas Strip compete with other hotels on and off the Las Vegas Strip, including hotels in downtown Las Vegas, and hotels in Louisiana compete with other hotels in Louisiana and on the Gulf Coast. In addition, several large projects in Las Vegas are currently expected to open in the near future or have recently opened. For example, SLS Las Vegas opened in August 2014, the Genting Group has announced plans to develop a casino and hotel called Resorts World Las Vegas which is expected to open in 2018 and construction is anticipated to begin for Alon Las Vegas on the northern end of the Las Vegas Strip. Also, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. MGM has announced plans for The Park, which includes a new retail and dining development on the land between New York-New York and Monte Carlo, a renovation of the Strip-front facades of both resorts and a new 20,000 seat indoor arena for sporting events and concerts operated by AEG. Construction of The Park and the arena is expected to be complete in April 2016. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers, however, there are no details as to when or if these projects will be completed.
CGP LLC's Las Vegas Strip hotels and casinos also compete, in part, with each other and other Caesars Entertainment resorts. CGP LLC's Nevada properties also compete with casinos located on Native American tribal lands. The proliferation of gaming in California and other areas located in the same region as CGP LLC's Nevada properties could have an adverse effect on CGP LLC's Nevada properties' financial condition and results of operations.
CGP LLC's properties also compete with other hotel/casino facilities in Nevada, Louisiana and Maryland, hotel/casino and other resort facilities elsewhere in the country and other forms of gaming on both a local and national level, including state lotteries, on-and off-track wagering and card parlors. In addition, certain states recently have legalized, and others may legalize, casino gaming in specific areas. The continued proliferation of gaming venues could have a significant and adverse effect on CGP LLC's businesses. In particular, the legalization of casino gaming in or near the major metropolitan areas from which CGP LLC's properties traditionally attract customers could have a material adverse effect on CGP LLC's businesses.
In addition, while CGP LLC does not believe it to be the case, some have suggested that internet gaming could create additional competition for CGP LLC and could adversely affect CGP LLC's brick and mortar operations. CGP LLC believes that internet gaming complements brick and mortar operations. CGP LLC also competes with other non-gaming resorts and vacation areas, with various other entertainment businesses, and with other forms of gaming, such as lotteries.
Seasonality
We believe that CIE's business is subject to some degree of seasonality based on the playing habits of CIE's players. While the growth in CIE's business to date has largely muted the impact seasonal fluctuations have on its business, as the growth of CIE's business stabilizes, it may be that seasonal fluctuations become more evident across CIE's business.
We believe that business at CGP LLC's properties is subject to seasonality based on the weather in the markets in which they operate, and the travel habits of visitors. For instance, visitation is lowest during the winter months; however, volume of business generated by our Las Vegas properties is generally lower during the summer months.
    Business in CGP LLC's properties can also fluctuate from time to time due to specific events, such as Chinese New Year, the World Series of Poker tournament (with respect to CGP LLC's Las Vegas Properties), city-wide conventions, Mardi Gras (with respect to Harrah's New Orleans), a sporting event (including, with respect to Harrah's New Orleans, a Super Bowl or a NCAA Final Four Championship) or a concert, or visits by our premium players. Seasonality may cause CGP LLC's working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales.

These factors, among other things, make forecasting more difficult and may adversely affect CGP LLC's ability to manage working capital and to predict financial results accurately, which could adversely affect the market price of our Class A common stock.
Employees
As of December 31, 2015, CAC did not have any employees. At December 31, 2015, CIE had approximately 1,300 employees, of whom approximately 1,000 were involved in research and product development, located throughout the United States, Israel, Canada, Romania, Argentina, Ukraine and Belarus. The employees that work at CGP LLC's casino properties are employees of the respective property where they work. CGP LLC's casino properties had approximately 11,300 employees. Approximately 4,800 employees are covered by a collective bargaining agreement.
Governmental Regulation
The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Our gaming facilities and online real money platforms are subject to extensive regulation under the laws, rules, and regulations of the jurisdiction in which the gaming facility is located and the online real money platform operates. These laws, rules, and regulations generally concern the responsibility, financial stability, and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.2 to this Form 10‑K.
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
Available Information
Our Internet address is www.caesarsacquisitioncompany.com. We make available free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). We also make available through our website all filings of our executive officers and directors on Forms 3, 4, and 5 under Section 16 of the Exchange Act. These filings are also available on the SEC's website at www.sec.gov. Our Code of Business Conduct and Ethics is available on our website under the "Investor Relations" link. We will provide a copy of these documents without charge to any person upon receipt of a written request addressed to Caesars Acquisition Company, Attn: Corporate Secretary, One Caesars Palace Drive, Las Vegas, Nevada 89109. Reference in this document to our website address does not constitute incorporation by reference of the information contained on the website.

Item 1A. Risk Factors
Risks Related to the Pending Acquisition of the Company by Caesars Entertainment
We may not be able to consummate our recently announced acquisition by CEC in the anticipated timeframe, or at all.
As previously announced, on December 21, 2014, we entered into the Merger Agreement with CEC, pursuant to which, subject to satisfaction or waiver of certain conditions, CAC will merge with and into CEC, with CEC as the surviving company. There are a number of risks and uncertainties associated with the consummation of the Proposed Merger with CEC, and completion of the Proposed Merger is contingent upon customary closing conditions, including approval of the Merger Agreement by our stockholders as well as CEC's stockholders and receipt of certain regulatory approvals. In addition to obtaining the stockholder approvals, consummation of the Proposed Merger is also subject to other conditions, including the CEOC restructuring plan having been confirmed by the bankruptcy court and minimum cash conditions for CGP LLC, as well as CEC and CERP. Failure to obtain the required approvals within the expected time frame, or having to make significant changes to the structure, terms, or conditions of the Proposed Merger to obtain such approvals, may result in a material delay in, or the abandonment of, the Proposed Merger. There can be no assurance that these conditions of the Proposed Merger will be satisfied, and if satisfied, when they will be satisfied. In no event will the Proposed Merger be completed later than August 6, 2016, unless CAC and CEC otherwise agree.
Even if the CEOC restructuring plan is confirmed, under certain circumstances the Exchange Ratio may be adjusted or the Merger Agreement may be terminated.
Additionally, CEC is subject to litigation which if decided adversely may increase the risk the conditions to consummation of the Proposed Merger are not satisfied. As further discussed in the section entitled "Legal Proceedings - CEOC Bondholder Litigation," on July 22, 2015, the bankruptcy judge presiding over the CEOC bankruptcy denied CEOC's request to stay certain litigation against CEC including the Delaware Second Lien Lawsuit, the New York First Lien Lawsuit, the New York Second Lien Lawsuit and the Senior Unsecured Lawsuits and, following multiple appeals, on December 23, 2015, a panel of the Seventh Circuit Court of Appeals vacated the bankruptcy court's denial of CEOC's requested stay and remanded the issue to the bankruptcy court for further consideration. On January 11, 2015, CEOC petitioned the Seventh Circuit to rehear the appeal. Accordingly, it is presently unclear whether those lawsuits will proceed, but if they do, they may generate rulings at any time. Adverse rulings may result in reinstatement of the CEC guarantee of certain CEOC debt which could increase the risk the conditions to consummation of the Proposed Merger are not satisfied.
Additionally, the significant amounts CEC has agreed to pay in connection with CEOC's reorganization raises substantial doubt about CEC's ability to continue as a going concern. See risk factor below entitled “If a court were to find in favor of the claimants in the Noteholder Disputes, it would likely have a material adverse effect on CEC's business, financial condition, results of operations and cash flows and, absent an intervening event, a reorganization under Chapter 11 of the Bankruptcy Code would likely be necessary due to the limited resources available at CEC to resolve such matters. The significant amounts CEC has agreed to pay in connection with CEOC's reorganization raise substantial doubt about CEC's ability to continue as a going concern. In addition, CEC estimate that it will require additional sources of funding to meet the ongoing financial commitments of the CEC holding company for amounts other than committed to under the RSAs.
We can therefore give you no assurance that the Proposed Merger will be consummated, in which case we would not realize the anticipated benefits of having completed the Proposed Merger, which may adversely affect us.
The combined company will require significant liquidity to fund CEOC's emergence from Chapter 11 and to achieve successful integration and achieve targeted synergies post-closing.
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
If the Proposed Merger with CEC is not completed, our Board will review and consider various alternatives available to us, including, among others, continuing as a public company with no material changes to our business or capital structure or other alternative transactions. Any alternative transaction may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses similar to those described above in connection with the Proposed Merger, our ability to consummate an alternative transaction, the valuation assigned to our business in the alternative transaction, our ability or a potential buyer's ability to access capital on acceptable terms or at all and other variables that may adversely affect our operations.
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
Prior to the completion of the Proposed Merger, the parties may, by their mutual agreement, amend or alter the terms of the Merger Agreement, including with respect to, among other things, the merger consideration to be received by our stockholders or any covenants or agreements with respect to the parties' respective operations pending completion of the Proposed Merger. In addition, either party may choose to waive certain requirements of the Merger Agreement, including some conditions to closing the Proposed Merger. Any such amendments, alterations or waivers may have negative consequences to the other parties or their respective stockholders, including the possibility that consideration paid in the Proposed Merger may be reduced.

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

Risks Related to CGP LLC's Continued Dependence on Caesars Entertainment and CES
CAC and CGP LLC (including CGPH) are dependent on CES, CEOC and its subsidiaries to provide corporate services, back-office support and business advisory services through the CGP LLC Management Services Agreement and the Omnibus Agreement. CAC and CGP LLC cannot operate without the services provided by subsidiaries of Caesars Entertainment and will be adversely affected if either the CGP LLC Management Services Agreement or Omnibus Agreement is terminated.
CES, a services joint venture among CEOC, CERP, a subsidiary of CEC, and CGPH, (together the "CES Members" and each a "CES Member") manages our properties and provides us with access to Caesars Entertainment's management expertise, intellectual property, back office services and Total Rewards® loyalty program. Pursuant to the CGP LLC Management Services Agreement, CEOC and its subsidiaries provide certain corporate services, back-office support and business advisory services to CAC and CGP LLC, however, generally, the services that would otherwise be performed under the CGP LLC Management Services Agreement are now performed by CES pursuant to other arrangements. Additionally, pursuant to the Omnibus Agreement, CES provides corporate services and back-office support to CGPH. Moreover, CES provides management services to CGP LLC owned casinos. CAC and CGP LLC have a very short history of operating casinos and interactive entertainment. Therefore, the business and operations of CAC and CGP LLC are dependent on the services provided by Caesars Entertainment and its subsidiaries, and CAC and CGP LLC cannot operate without these services. If the quality of the services provided by Caesars Entertainment and its subsidiaries deteriorates, or if the terms under which Caesars Entertainment and its subsidiaries provide such services change in a manner that is adverse to CGP LLC, it could have a material adverse effect on CAC and CGP LLC's business, financial condition and operating results.
In addition, if the CGP LLC Management Services Agreement or the Omnibus Agreement were to be terminated and not replaced, or if Caesars Entertainment or its subsidiaries were to suffer significant liquidity or operational difficulties, becoming incapable of providing support and management services (or unable to provide such services at agreed upon levels) to CAC or CGP LLC or cease operations altogether, CAC and/or CGP LLC would no longer have access to the operational support and management expertise provided by Caesars Entertainment and its subsidiaries and it could have a material adverse effect on CAC and CGP LLC's business, financial condition and operating results. The management of Caesars Entertainment has concluded that, due to the material uncertainty related to certain of the litigation proceedings against Caesars Entertainment, as more fully described in Item 3. Legal Proceedings — CEOC Bondholder Litigation, or Noteholder Disputes, there is substantial doubt about Caesars Entertainment's ability to continue as a going concern. Additionally, in March 2015, CEOC filed an adversary proceeding requesting the bankruptcy court to issue an order staying these cases as to all claims against all defendants. On July 22, 2015, the bankruptcy judge presiding over the CEOC bankruptcy denied CEOC's request to stay certain litigation against CEC including the Delaware Second Lien Lawsuit, the New York First Lien Lawsuit, the New York Second Lien Lawsuit and the Senior Unsecured Lawsuits. On December 23, 2015, a panel of the Seventh Circuit Court of Appeals vacated the bankruptcy court's denial of the requested stay and remanded the case to the bankruptcy court for further consideration. CEOC subsequently petitioned the Seventh Circuit to rehear the appeal. Accordingly, it is presently unclear whether these lawsuits will proceed.
If Caesars Entertainment were unable to continue as a going concern, CERP and CEOC, as subsidiaries of Caesars Entertainment, could be unable to provide CES with their respective contributions to CES's operating funds and capital, which would also render CES incapable of providing us with the support and management services we require. In addition, if CES were to become a debtor in a bankruptcy case, it may seek bankruptcy court approval to assume the Omnibus Agreement or the management agreements under the Bankruptcy Code, to assign such agreements to a third party or to reject such agreements. See "Our operations depend on material contracts with third parties, including Caesars Entertainment, the continued enforcement of which may be adversely impacted by a bankruptcy of Caesars Entertainment or CES." Any failure by CAC or CGP LLC to obtain the operational and management support of Caesars Entertainment and its subsidiaries, and particularly any failure by CGP LLC to obtain Caesars Entertainment's expertise in operating casinos or maintaining access to the Total Rewards loyalty program, would adversely affect CAC and/or CGP LLC's business, financial condition and operating results.
We do not control CES, and the interests of our co-investors may not align with our interests.
CEOC, CERP and CGPH are members of CES, and CGPH and its subsidiaries rely on CES to provide it with intellectual property licenses and property management services, among other services. Each member of CES is required to contribute as necessary to fund CES's operating costs and capital requirements in accordance with the terms of the operating agreement that governs CES. The amount CGPH will be required to fund in the future may be greater than its initial contribution, and will be subject to the review and approval of the CES steering committee. CGPH, CEOC and CERP control CES through its steering committee, which is comprised of one representative from each of CGPH, CEOC and CERP. In the event that CGPH interests do not align with those of CEOC or CERP, the interests of CEOC or CERP may be met before CGPH. In addition, certain decisions by CES may not be made without unanimous consent of the members, including CGPH. These actions include any decision with respect to liquidation or dissolution of CES, merger, consolidation or sale of all or substantially all the assets of CES, usage of CES assets in a manner inconsistent with the purposes of CES, material amendment to CES's operating agreement, admission of new investors to CES and filing of any bankruptcy or similar action by CES. Thus, any CES Member may block those actions requiring unanimous consent of the CES Members notwithstanding that such actions are in our interest. As a result of an annual review undertaken in September 2015 but effective July 2015, the allocation percentages of the CES members were revised to 65.4%, 21.8% and 12.8%, respectively. CGPH has notified CES, CEOC and CERP that it objects to the new expense allocation but will pay the revised expense allocations under protest and reserves all rights.
CGP LLC is dependent on the expertise of Caesars Entertainment's and CES senior management, who may not be directly invested in CGP LLC's success, which may have an adverse effect on CGP LLC and/or CAC's business, financial condition and operating results.
CGP LLC relies a great deal on the expertise and guidance of Caesars Entertainment's senior management who do not receive direct compensation from CGP LLC. As a result, Caesars Entertainment's senior management may devote substantially less time to the business and operations of CGP LLC than were they to be employed by CGP LLC. Senior management that is not invested in the success of CGP LLC's business may have an adverse effect on CGP LLC and/or CAC's business, financial condition and operating results.
Loss of the services of any key personnel from Caesars Entertainment or CES could have a material adverse effect on the business of CGP LLC.
The leadership of Caesars Entertainment's and CES senior management has been a critical element of Caesars Entertainment's success. The advisory and management services provided to CGP LLC depend on this senior management. The death or disability of, or other extended or permanent loss of services, or any negative market or industry perception of Caesars Entertainment's or CES senior management could have a material adverse effect on CGP LLC's business. CGP LLC is not protected by key man insurance or similar life insurance covering members of Caesars Entertainment's senior management, nor does CGP LLC have employment agreements with any of Caesars Entertainment's senior management.
A default by Caesars Entertainment on certain of its debt obligations could adversely affect CGP LLC's business, financial condition and operating results.
Caesars Entertainment (including its consolidated subsidiaries) is a highly leveraged company and has pledged a significant portion of its assets and the assets of its subsidiaries as collateral under certain of its debt obligations, including the trademarks for which CIE has licensed the right to use, including "Caesars," "Total Rewards" and "Harrah's." The stock of CEOC is also pledged to secure these debt obligations. CEOC and its subsidiaries that are the owners of these trademarks filed for bankruptcy in January 2015. If Caesars Entertainment or its subsidiaries were to default on these obligations, its lenders could exercise significant influence over CGP LLC's business. CGP LLC is dependent on a number of services from Caesars Entertainment, CEOC, CES and other subsidiaries of Caesars Entertainment, pursuant to the CGP LLC Management Services Agreement, the Omnibus Agreement and CIE's Shared Services Agreement. If Caesars Entertainment and/or its subsidiaries file for bankruptcy protection under the U.S. bankruptcy code, their filing may materially and adversely affect CGP LLC's assets and operations. For example, in the event of a default by Caesars Entertainment, its lenders or their successors may elect to reject the CGP LLC Management Services Agreement or the Omnibus Agreement as an executory contract in a bankruptcy proceeding. Furthermore, in the event of such a default, Caesars Entertainment's lenders also may seek to reject CIE's cross marketing and trademark license agreement with Caesars Entertainment in connection with a bankruptcy proceeding and, as a result, CIE would no longer have licenses to use certain trademarks owned by Caesars Entertainment or its subsidiaries. The result of this influence and any related disruption in CGP LLC's business could have a material adverse effect on CGP LLC's business, financial condition and operating results. Recent litigation against CEC may increase the risk these events occur. See Item 3. Legal Proceedings — CEOC Bondholder Litigation, or Noteholder Disputes.

The value of the CEOC Notes held by CAC would be impaired in the event of a default by Caesars Entertainment or CEOC on certain of its debt obligations and such impairment could adversely affect the market price of our Class A common stock.
Caesars Entertainment (including its consolidated subsidiaries) and CEOC are both highly leveraged companies and each has significant obligations for interest payments and restrictions due to its indebtedness. If CEOC is unable to pay the interest when due under their outstanding indebtedness, or otherwise defaults on their debt obligations, the value of the CEOC Notes held by CAC would be impaired. An impairment in the value of the CEOC Notes could adversely affect the market price of our Class A common stock.
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
Pursuant to the CGP Operating Agreement, CGP LLC is required to first provide any potential development opportunities to Caesars Entertainment to be considered by a committee of the Caesars Entertainment board of directors comprised of disinterested directors. CGP LLC can only proceed with such investment or opportunity to the extent such Caesars Entertainment committee declines the opportunity for itself or CEOC. See Item 13. Certain Relationships and Related Transactions, and Director Independence. If the committee provides an opportunity to CGP LLC, we expect that CGP LLC will retain a 50% interest in the management fee to be received by Caesars Entertainment, unless otherwise agreed. However, because each opportunity will be negotiated as a separate transaction, there can be no assurances that CGP LLC and Caesars Entertainment will share equally (or that CGP LLC will share at all) in the management fee. If the committee does not provide the opportunity to CGP LLC, the committee can also decide to keep the opportunity for Caesars Entertainment. No assurances can be provided that the committee will ever provide an opportunity to CGP LLC.
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
Caesars Entertainment's interests may conflict with CGP LLC's interests.
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
The success of CGP LLC's business depends in part on its continued participation in Caesars' Total Rewards loyalty program. If casinos owned by CGP LLC are unable to access the Total Rewards loyalty program database, it could have a material adverse impact on CGP LLC's business.
The success of CGP LLC's business depends in part on its ability to direct targeted marketing efforts to important casino and hospitality customers. The ability of CGP LLC's business to undertake those marketing efforts depends to a significant extent on its continued participation in the Total Rewards loyalty program owned and maintained by CEOC and its subsidiaries, and following its commencement of operations, licensed to CES. In connection with this program, the casinos owned by CGP LLC can develop information which allows them to track casino play and award complimentaries and other promotional opportunities to their customers. Complimentaries and other similar rewards are customarily offered by casino and gaming facilities to their customers and are important incentives to those customers. If the casinos owned by CGP LLC are unable to access the Total Rewards loyalty program database, it could have a material adverse impact on CGP LLC's business. Participation in the Total Rewards loyalty program is one of our competitive strengths and our business and growth strategy are, in part, based on tracked play and targeted marketing efforts.
In the past, the removal of the Total Rewards loyalty program from a casino property has resulted in negative impacts on such property's financial results. Similarly, if we are unable to access the Total Rewards loyalty program database, we expect our annual revenue would decline, which could have a material adverse impact on our business and results of operations.

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
CIE and CGP LLC has licensed the right to use certain trademarks and service marks owned or used by various affiliates of Caesars Entertainment, including Caesars World, Inc., Caesars License Company, LLC and CEOC. These licensed trademarks and service marks include, among others, "Caesars," "Harrah's," and "Total Rewards." See Item 13. Certain Relationships and Related Transactions, and Director Independence. CGP LLC's rights to use these trademarks and service marks are among its most valuable assets. Caesars World, Inc., Caesars License Company, LLC and CEOC filed for bankruptcy protection in January 2015, as more fully discussed in the risk factor above entitled "A default by Caesars Entertainment on certain of its debt obligations could adversely affect CGP LLC's business, financial condition and operating results."
If the existing licensing arrangements were terminated and CGP LLC fails to enter into new arrangements in respect of these marks, CGP LLC could lose their rights to use these marks and the corresponding domain names, which could have a material adverse effect on its business, financial condition and operating results. If a third-party successfully challenges Caesars Entertainment or its affiliates' ownership of, or right to use, these marks (including, for example, due to Caesars Entertainment or its affiliates' failure to file for protection of such marks), such a challenge could also have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
In addition, these trademarks and service marks are used by Caesars Entertainment and its affiliates around the United States and internationally. Any negative events associated with the use of these marks by Caesars Entertainment or its affiliates may be out of CGP LLC's control, and may negatively impact the "Caesars," "Harrah's" or "Total Rewards" brands, which could harm CGP LLC's business and results of operations.
Failure by CES or CEOC and its subsidiaries to protect the trademarks, technology and other intellectual property that CGP LLC uses could have a negative impact on the value of CGPH's brand names and adversely affect our business. In addition, CES or CEOC and its subsidiaries may have the right to limit the expansion of scope or usage of our intellectual property.
CGP LLC currently licenses from CES and CEOC and its subsidiaries, intellectual property and technology material to its overall business strategy, and CGP LLC regards such intellectual property and technology to be an important element of its success. CGP LLC relies on CES and CEOC and its subsidiaries to seek to establish and maintain proprietary rights in such intellectual property and technology through the use of patents, copyrights, trademarks and trade secret laws. In addition, CGP LLC relies on CES and CEOC and its subsidiaries to maintain the trade secrets and confidential information licensed to CGP LLC by nondisclosure policies and through the use of appropriate confidentiality agreements. Despite these efforts to protect the proprietary rights on which CGP LLC relies, parties may infringe such intellectual property and use licensed information and technology that CGP LLC regards as proprietary and CGPH's rights may be invalidated or unenforceable. Monitoring the unauthorized use of CGP LLC's licensed intellectual property and technology is difficult. Litigation by CEOC and its subsidiaries or CES, as applicable, may be necessary to enforce the intellectual property rights and other rights on which we rely or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources. We cannot assure you that all of the steps that CGP LLC, CEOC and its subsidiaries or CES have taken or will take to protect the licensed trademarks that CGP LLC uses in the United States will be adequate to prevent imitation of such trademarks by others. The unauthorized use or reproduction of the trademarks that CGPH uses could diminish the value of its brand and its market acceptance, competitive advantages or goodwill, which could adversely affect its business. In addition, the expansion of the scope or use of CGP LLC's intellectual property licensed from CEOC or CES, as applicable, in many cases is subject to the consent of CEOC or CES. Accordingly, CGP LLC may not be able to take advantage of new applications or uses of these licensed trade names, trademarks or other intellectual property without the consent of CEOC or CES, which may adversely affect CGP LLC's ability to compete or expand its business scope.
CIE may be reliant on Caesars Entertainment or CEOC to obtain online gaming licenses in many commercial jurisdictions and if the affiliation is terminated, or costs to maintain such affiliation exceed revenue generated from such affiliation, it would adversely affect CIE's, and therefore CGP LLC's, business and result of operations.
Nevada, Delaware and New Jersey have enacted laws that require online casinos to also have a license to operate a brick-and-mortar casino, either directly or indirectly through an affiliate. If, like Nevada, Delaware and New Jersey, other U.S. jurisdictions enact legislation legalizing real money casino gaming subject to this brick-and-mortar requirement, CIE may be unable to offer online real money gaming in such jurisdictions if CIE does not have or is unable to establish an affiliation with a brick-and-mortar casino in such jurisdiction. If CIE is able to offer online real money gaming in such jurisdictions because of CIE's affiliation with Caesars Entertainment or CEOC, CIE will be reliant on continuing its relationship with Caesars Entertainment or CEOC, and there can be no assurances that Caesars Entertainment or CEOC will continue to maintain such affiliation. If CIE's affiliation with Caesars Entertainment or CEOC is terminated or the costs to maintain such affiliation exceed revenue generated from online real money gaming, it would adversely affect CIE's, and therefore CGP LLC's, business and result of operations.
A bankruptcy court may conclude that each of the Transactions and the Asset Purchase Transactions constitutes a financing rather than a true sale, and as a result we would no longer have ownership and control over assets sold or contributed to CGP LLC to the same extent as we do now.
Caesars Entertainment and its consolidated subsidiaries, as well as CEOC and its consolidated subsidiaries, have reported significant net losses during the past three fiscal years. In a bankruptcy of Caesars Entertainment or any of its subsidiaries (such as the bankruptcy proceeding of CEOC and certain of its subsidiaries that was filed in January 2015) that sold or contributed assets to CGP LLC, including CEOC, the court may conclude that each of the Transactions and the Asset Purchase Transactions constitutes a disguised financing rather than a true sale. In such case, the court would deem CGP LLC's assets as belonging to Caesars Entertainment, and consider us to be a lender to Caesars Entertainment or its subsidiaries to the extent of the purchase price CGP LLC paid for those assets. While we should have a claim against Caesars Entertainment and its subsidiaries for the amounts paid to them for the assets, we would no longer have ownership and control over the assets to the same extent as we do now. Moreover, if our claim against Caesars Entertainment and its subsidiaries is considered a financing, no guaranty exists that our claim will be deemed a secured claim entitled to a priority right of repayment from the assets, rather than a general unsecured claim against Caesars Entertainment's or CEOC's bankruptcy estate that shares pro rata with other creditors in any recovery from the residual value of the bankruptcy estate. Finally, a risk exists that any such claim might be primed in favor of a debtor-in-possession financing, or that the court might equitably subordinate our claim to those of other creditors, recharacterize the claim as equity or otherwise not allow the claim (including on equitable grounds).
A bankruptcy court may substantively consolidate the bankruptcy estates of Caesars Entertainment and its debtor subsidiaries with CGP LLC, which would, among other things, allow the creditors of the bankrupt entities to satisfy their claims from the combined assets of the consolidated entities, including CGP LLC.
Even though CGP LLC has certain bankruptcy remote features that restrict its ability to file for bankruptcy relief, there can be no assurance that a bankruptcy court will not direct CGP LLC's or any of its subsidiaries' substantive consolidation with Caesars Entertainment or a subsidiary of Caesars Entertainment in a bankruptcy case of Caesars Entertainment (including the pending bankruptcy of CEOC and certain of its subsidiaries filed in January 2015) or such subsidiary even if CGP LLC or its subsidiaries do not themselves file a bankruptcy petition. CGP LLC's or its subsidiaries' substantive consolidation with Caesars Entertainment or its subsidiaries in their bankruptcy cases would, among other things, allow the creditors of the bankrupt entities to satisfy their claims from the combined assets of the consolidated entities, including CGP LLC and its subsidiaries. This may dilute the value of distributions available for recovery to CGP LLC's creditors, and may prevent recovery by our stockholders of any value at all if the combined creditor claims exceed the combined value of the entities. In addition, substantive consolidation with Caesars Entertainment or its subsidiaries' bankruptcies may subject our assets and operations to the automatic stay, and may impair CGP LLC's ability to operate independently, as well as otherwise restrict our operations and capacity to function as a standalone enterprise.
An independent investigation of the Transactions and the Asset Purchase Transactions in connection with CEOC's bankruptcy is currently ongoing, which will expose our and CGP LLC's contractual relationships with Caesars Entertainment and its subsidiaries to heightened scrutiny.
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
Creditors of Caesars Entertainment and its subsidiaries have sued CAC and CGP LLC under state law in an effort to recover, for their benefit, the assets CGP LLC acquired in the Transactions and the Asset Purchase Transactions as fraudulent transfers. See Item 3. Legal Proceedings — CEOC Bondholder Litigation, or Noteholder Disputes for a discussion of these proceedings. As a general matter, fraudulent transfer law allows a creditor to recover assets, or their value, from an initial or subsequent transferee if the debtor conveyed the assets with an actual intent to hinder, delay or defraud its creditors, or if the transfer was a constructive fraudulent transfer. The principal elements of a constructive fraudulent transfer are a transfer, made while a debtor was insolvent or that rendered a debtor insolvent, for less than reasonably equivalent value.
CAC and CGP LLC strongly believe there is no merit to the actions described in Item 3. Legal Proceedings — CEOC Bondholder Litigation, or Noteholder Disputes and CAC and CGP LLC will defend themselves vigorously and seek appropriate relief should any action be brought. However, in the CEOC Bondholder Litigation, plaintiffs seek, among other remedies, return to CEOC of six casino properties CGP LLC acquired in the Transactions and the Asset Purchase Transactions for approximately $3.1 billion in cash and assumed debt. The six casino properties acquired in the Transactions and the Asset Purchase Transactions are the only casino properties owned by CGP LLC and account for 100% of CGP LLC's revenue from casino operations. If CAC and CGP LLC lose the lawsuits described above, they may have to return the assets or their value to Caesars Entertainment and its subsidiaries, or be forced to pay additional amounts therefor. In fiscal year 2015, revenue from casino operations accounted for 67.3% of CGP LLC's total net revenue. If CGP LLC were forced to return the casino properties to Caesars Entertainment and its subsidiaries, that could cause it to lose the benefit of substantial revenue generated by those properties. Additionally, if a court were to find that the transfers and sales in the Transactions and the Asset Purchase Transactions were improper, that could trigger a default under the debt that we raised to finance these transfers. These consequences could have a material adverse effect on our business, financial condition, results of operations and prospects.
CES may be subject to fraudulent transfer or other litigation that may result in its unwinding, or its licensing agreements with CEOC may otherwise be rescinded or terminated.
Creditors of Caesars Entertainment, CEOC and their subsidiaries may commence an action against CES under state or federal bankruptcy law in an effort to rescind, avoid or otherwise terminate, for their benefit, the licensing agreements CEOC entered into with CES. Alternatively, as CEOC and certain of its subsidiaries has filed for Chapter 11 bankruptcy, they may reject their licensing agreements with CES. If CES can no longer enforce such licensing agreements, it may be unable to perform under its licensing agreements with CGP LLC and its subsidiaries. As a result, among other things, CGP LLC and its subsidiaries may no longer have access to the Total Rewards loyalty program and may no longer be able to use certain intellectual property, such as the Caesars trademark, which could have a material adverse effect on CAC and CGP LLC's business, financial condition and operating results.
Our operations depend on material contracts with third parties, including Caesars Entertainment, the continued enforcement of which may be adversely impacted by a bankruptcy of Caesars Entertainment or CES.
A debtor operating under the protection of the Bankruptcy Code may exercise certain rights that may adversely affect our contractual relations and ability to participate in the Caesars Entertainment system. For example, the protection of the statutory automatic stay which arises by operation of section 362 of the Bankruptcy Code upon the commencement of a bankruptcy case prohibits us from terminating a contract with CEOC or any of its debtor subsidiaries. The Bankruptcy Code also invalidates clauses that permit the termination of contracts automatically upon the filing by one of the parties of a bankruptcy petition or which are conditioned on a party's insolvency. Meanwhile in this circumstance, we would ordinarily be required to continue performing our obligations under such agreement. As a practical matter, legal proceedings to obtain relief from the automatic stay and to enforce rights to payments or terminate agreements can be time consuming, costly and uncertain as to outcome.
In addition, under section 365 of the Bankruptcy Code, a debtor may decide whether to assume or reject an executory contract, including the CGP LLC Management Services Agreement, the management contracts for all of the casino properties owned by CGP LLC, the shared service agreement with CIE, or any licensing agreement with CES. Assumption of a contract would permit the debtor to continue operating under the assumed contract; provided that the debtor (i) immediately cures all existing defaults thereunder or provides adequate assurance that such defaults will be promptly cured, (ii) compensates the non-debtor party for any actual monetary loss incurred as a result of the debtor's default or provides adequate assurance that such compensation will be forthcoming and (iii) provides the non-debtor party with adequate assurance of future performance under the contract. As a general matter, a bankruptcy court approves a debtor's assumption of a contract as long as assumption appears to be in the best interest of the debtor's estate, the debtor is able to perform and it is a good business decision to assume the contract. Subject to bankruptcy court approval and satisfaction of the "business judgment" rule, a debtor in chapter 11 may reject an executory contract, and rejection of an executory contract in a chapter 7 case may occur automatically by operation of law. If a debtor rejects an executory contract, the non-debtor party to the contract generally has an unsecured claim against the debtor's bankruptcy estate for breach of contract damages arising from the rejection. On request of any party to such contract, a bankruptcy court may order the debtor to determine within a specific period of time whether to assume or reject an executory contract.
Further, CEOC and its subsidiaries that filed for bankruptcy protection, as debtors, may seek bankruptcy court approval to assume material contracts, including among others, the CGP LLC Management Services Agreement, the Omnibus Agreement, the CIE Cross-Marketing Agreement or other valuable license agreements under section 365 of the Bankruptcy Code and may also seek to assign such agreement to a third-party. A debtor may also seek to reject such contracts. If CEOC, for example, rejects the Omnibus Agreement, CES may not be able to provide us operational support and management expertise, with the result that we may lack sufficient support to manage our operations, and may no longer be able to use certain licensed intellectual property, such as certain trademarks.
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
Bankruptcy law allows the court to equitably subordinate claims to those of other creditors or equity holders based on inequitable conduct. A bankruptcy court may also recharacterize a claim for debt as equity, or not allow a claim for other reasons including on equitable grounds. Claims of insiders, including stockholders, are subject to heightened scrutiny and a court may find inequitable conduct in the form of overreaching or self-dealing transactions. If a claim is subordinated to those of other creditors, or recharacterized as equity, the claim will likely receive no distribution from the bankruptcy estate unless the estate has enough assets to satisfy the non-subordinated creditors in full; a claim that is disallowed would not share in recoveries from the estate to the extent of such disallowance. The equitably subordinated or disallowed claim need not necessarily relate to the inequitable conduct. Therefore, a damages claim arising from the rejection of an executory contract may be subordinated or disallowed based on conduct wholly unrelated to the contractual relationship itself. Under these principles, should a court determine that they are triggered in the bankruptcy of CEOC or in a bankruptcy of CEC, if one were to occur, claims of our stockholders and CGP LLC, including claims based on notes issued by Caesars Entertainment or CEOC or guarantees by Caesars Entertainment, may not share ratably with claims from other general unsecured creditors or may be disallowed.
Following assignment of the management agreements to CES upon its commencing operations as of October 1, 2014, CGPH is dependent upon CES to operate CGPH's properties.
Each of CGPH's properties is managed by CES. CGPH is dependent upon CES to provide the services necessary to operate CGPH's properties. CGPH does not have a history of operating casinos. Therefore, CGPH's properties are dependent on the services provided by CES and CGPH cannot operate CGPH's properties without these services. If the quality of the services provided by CES deteriorates, or the terms under which CES provides services change in a manner that is adverse to CGPH, it could have a material adverse effect on CGPH's business, financial condition and operating results. Following the commencement of operations and receipt of regulatory approvals for CES, at CGPH's request, the property management agreements were assigned to CES. CES is a newly formed entity and will not receive the management fees under the property management agreements. Furthermore, CES is dependent upon its members (CGPH, CEOC and CERP) to provide it with the operating funds and capital requirements (the allocation of which shall be based on each member's ownership interest in CES) necessary to provide services under the property management agreements. If any of the members of CES fail to provide it with the operating funds necessary to operate CES, CES may not be able to fully provide the services required by the property management agreements to operate CGPH's properties.
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
If a court were to find in favor of the claimants in the Noteholder Disputes, it would likely have a material adverse effect on CEC's business, financial condition, results of operations and cash flows and, absent an intervening event, a reorganization under Chapter 11 of the Bankruptcy Code would likely be necessary due to the limited resources available at CEC to resolve such matters. The significant amounts CEC has agreed to pay in connection with CEOC's reorganization raise substantial doubt about CEC's ability to continue as a going concern. In addition, CEC estimate that it will require additional sources of funding to meet the ongoing financial commitments of the CEC holding company for amounts other than committed to under the RSAs.
CEC is subject to a number of Noteholder Disputes related to various transactions that CEOC has completed since 2008. Plaintiffs in certain of these actions raise allegations of breach of contract, intentional and constructive fraudulent transfer, and breach of fiduciary duty, among other claims. Although the Delaware First Lien Lawsuit has been subject to a consensual stay pursuant to the First Lien Bond RSA since CEOC's filing for Chapter 11, and the Delaware Second Lien Lawsuit is not proceeding with respect to fraud or breach of fiduciary duty claims, should a court find in favor of the plaintiffs on such claims in any of the Noteholder Disputes, including the New York First Lien Lawsuit, the New York Second Lien Lawsuit or the Senior Unsecured Lawsuits, the transactions at issue in those lawsuits may be subject to rescission and/or CEC may be required to pay damages to the plaintiffs. In the event of an adverse outcome on one or all of these matters, it is likely that a reorganization under

Chapter 11 of the Bankruptcy Code would be necessary for CEC due to the limited resources available at CEC to resolve such matters.
A number of the Noteholder Disputes also involve claims that CEC is liable for all amounts due and owing on certain notes issued by CEOC, based on allegations that provisions in the governing indentures pursuant to which CEC guaranteed CEOC's obligations under those notes remain in effect (the “Guarantee Claims”). Such Guarantee Claims were most recently raised against Caesars Entertainment in the New York Senior Notes Lawsuit. Adverse rulings on the Guarantee Claims in this action or any of the other Noteholder Disputes could negatively affect CEC's position on such Guarantee Claims in other Noteholder Disputes, or with respect to potential claims by other holders of certain other notes issued by CEOC. If the court in any of these Noteholder Disputes were to find in favor of the plaintiffs on the Guarantee Claims, CEC may become obligated to pay all principal, interest, and other amounts due and owing on the notes at issue. If CEC became obligated to pay amounts owed on CEOC's indebtedness as a result of the Guarantee Claims, it is likely that a reorganization of CEC under Chapter 11 of the Bankruptcy Code would be necessary due to the limited resources available at CEC to resolve such matters. Accordingly, as certain of the Guarantee Claims have not been stayed, and given the timing on which these Guarantee Claims are proceeding and the inherent uncertainties of litigation, we have concluded that these matters raise substantial doubt about the Company's ability to continue as a going concern. The remaining issues in these lawsuits are expected to be tried as early as May 2016. In the event of an adverse outcome on such matters, CEC would likely seek reorganization under Chapter 11 of the Bankruptcy Code soon thereafter.
In addition to the liquidity issues raised as a result of complying with the material commitments CEC made under the RSAs, CEC estimates that it will require additional sources of funding to meet the ongoing financial commitments of the CEC holding company for amounts other than committed to under the RSAs, primarily resulting from significant expenditures made to (1) defend CEC against the matters disclosed in in Item 3. Legal Proceedings and (2) support CEOC's plan of reorganization. As a result of the foregoing, there is substantial doubt about CEC's ability to continue as a going concern, which could have a materially adverse affect on CAC and CGP LLC, and could also have a material adverse affect on the Proposed Merger.
Risks Related to Caesars Growth Partners, LLC's Business
CGP LLC may not realize all of the anticipated benefits of current or potential future acquisitions.
On May 20, 2014, we closed a transaction whereby CGPH, an indirect, wholly-owned subsidiary of CGP LLC acquired from Caesars Entertainment certain of its properties and related assets as more fully described in PART I, Item 1. Business — Asset Purchase Transactions. There are incremental risks and uncertainties related to the Agreement and the Asset Purchase Transactions contemplated thereunder, many of which are outside of our control, including the following:
•the diversion of our management's attention from our ongoing business concerns;

•	the outcome of any legal proceedings that may be instituted against us and/or others relating to the Transactions; and
•the amounts of the costs, fees, expenses and charges related to the Asset Purchase Transactions.
For example, we and CGP LLC have been named in two separate lawsuits related to the Asset Purchase Transactions, as more fully described in Item 3. Legal Proceedings under CEOC Bondholder Litigation, or Noteholder Disputes.
In addition, CGP LLC's ability to realize the anticipated benefits of acquisitions, including, but not limited to the Asset Purchase Transactions, will depend, in part, on its ability to integrate the businesses acquired with its business. The combination of two independent companies is a complex, costly and time consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected. The difficulties of combining the operations of two companies include, among others:
•coordinating marketing functions;
•undisclosed liabilities;
•unanticipated issues in integrating information, communications and other systems;
•unanticipated incompatibility of purchasing, marketing and administration methods;
•retaining key employees;
•consolidating corporate and administrative infrastructures;
•the diversion of management's attention from ongoing business concerns;
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
CGP LLC may sell or divest different properties or assets as a result of its evaluation of its portfolio of businesses. Such sales or divestitures could affect CGP LLC's costs, revenues, profitability and financial position.
From time to time, CGP LLC may evaluate its properties and portfolio of businesses and may, as a result, sell or attempt to sell, divest or spin-off different properties or assets.
These sales or divestitures may affect its costs, revenues, profitability, and financial position. Divestitures have inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested businesses, and potential post-closing claims for indemnification. In addition, current economic conditions and relatively illiquid real estate markets may result in fewer potential bidders and unsuccessful sales efforts. Expected costs savings, which are offset by revenue losses from divested properties, may also be difficult to achieve or maximize.
CGP LLC may require additional capital to support business growth, and this capital might not be available on acceptable terms or at all.
CGP LLC intends to continue to make significant investments to support its business growth and may require additional funds to respond to business challenges, expand into new markets, develop new games and features or enhance CIE's existing games, improve its operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, CAC and CGP LLC may need to engage in equity or debt financings to secure additional funds. If CAC raises additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing we or CGP LLC secure in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult to obtain additional capital and to pursue business opportunities, including potential acquisitions. CAC and CGP LLC are recently formed entities and may not be able to obtain additional financing on favorable terms, if at all. For instance, the lack of operating history and relationship with Caesars Entertainment may impede CGP LLC's ability to raise debt or equity financing on acceptable terms, if at all, and there can be no assurances that we could pursue a future offering of securities at an appropriate price to raise the necessary financing. If CAC and CGP LLC are unable to obtain adequate financing or financing on terms satisfactory to them when they require it, their ability to continue to support CGP LLC's business growth and to respond to business challenges could be significantly impaired, which could have a material adverse effect on CGP LLC's, business, financial condition and operating results.
CAC and CGP LLC do not have restrictions on their ability to raise debt and may highly leverage their capital structure, which could adversely affect CGP LLC's ability to pursue certain opportunities.
CAC and CGP LLC have no restrictions on their ability to raise a significant amount of debt financing and/or alter their capital structures. Should CAC or CGP LLC significantly leverage themselves, CAC or CGP LLC will be subject to considerable interest payment expenses that could adversely affect our ability to obtain additional financing. Further, once CAC has a highly leveraged capital structure, CGP LLC may lose certain advantages it has against competitors that have similar capital structures that makes pursuing new, capital-intensive opportunities more challenging.
We may not realize any or all of our projected cost savings, which would have a negative effect on our results of operations.
As part of our business strategy, CEC and CES have implemented certain cost savings programs and are in the process of identifying opportunities to improve profitability by reducing costs. For example, Caesars Entertainment and CES have identified cost savings, a portion of which would directly reduce our expenses. Any cost savings that we realize from such efforts may differ materially from our estimates. In addition, any cost savings that we realize may be offset, in whole or in part, by reductions in revenues, or through increases in other expenses. For example, cutting advertising or marketing expenses may have an unintended negative affect on our revenues. These cost savings plans are subject to numerous risks and uncertainties that may change at any time. We cannot assure you that cost-savings initiatives will be completed as anticipated or that the benefits we expect will be achieved on a timely basis or at all.
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
CGP LLC's business may be subject to some degree of seasonality. In the case of CGP LLC's casino properties, weather conditions may deter or prevent customers from reaching the facilities or undertaking trips. Such conditions would particularly affect customers who are traveling longer distances to visit CGP LLC's casino properties. We believe the number of customer visits to CGP LLC's casino properties will fluctuate based on the season, with winter months experiencing lower visitation; however, volume of business generated by our Las Vegas properties is generally lower during the summer months. Seasonality may cause CGP LLC's casino properties working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. These factors, among other things, make forecasting more difficult and may adversely affect CGP LLC's casino properties ability to manage working capital and to predict financial results accurately, which could adversely affect the market price of our Class A common stock.
There may be a significant degree of difficulty in operating CGP LLC's businesses separately from Caesars Entertainment, and managing that process effectively could require a significant amount of management's time.
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
CGP LLC and CAC are subject to extensive governmental regulation and taxation policies, the enforcement of which could adversely impact CGP LLC's business, financial condition and results of operations.
CGP LLC and CAC are subject to extensive gaming regulations and political and regulatory uncertainty. Regulatory authorities in the jurisdictions where CGP LLC operates have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit the gaming or other licenses of CGP LLC's casino properties or developments, impose substantial fines and take other actions, any one of which could adversely impact CGP LLC's business, financial condition and results of operations. In addition, regulatory authorities in one or more jurisdictions may require CGP LLC or CAC to obtain new licenses in connection with the Transactions and the Asset Purchase Transactions or due to future changes in regulation. For instance, the Missouri Gaming Commission has required that CAC obtain certain licenses after the closing of the Transactions even though CGP LLC does not operate in Missouri. The failure of CAC to maintain a license from the Missouri Gaming Commission could, among other things, result in the loss of Caesars Entertainment’s gaming license in Missouri. If other jurisdictions require CGP LLC or CAC to obtain new licenses in connection with its operations, the formation of CES or due to future changes in regulation, and CGP LLC or CAC is unable to obtain those licenses, it could adversely impact CGP LLC's business, financial condition and results of operations. As another example, CGP LLC's ability to expand its operations at Harrah's New Orleans, which could include increasing the number of rooms at the hotel or opening new restaurants at the complex, is subject to regulatory approval, and any such proposal may or may not be approved.
As a result of CIE holding an online gaming license, its operations and activities are subject to various gaming laws and laws in Nevada and New Jersey. We also expect CIE to be subject to these or similar laws as CIE seeks additional licenses for online real money gaming in the United States if additional states legalize and regulate online gaming. For example, CIE has obtained a license in Nevada as an "operator of an interactive gaming system" and obtained regulatory approval to launch online poker in Nevada. In addition, CIE holds a license in New Jersey to operate internet gaming in New Jersey. Among these laws are various "suitability" requirements which could limit CIE's ability to conduct business with certain third parties, make certain acquisitions and otherwise freely conduct its business. The results of such restrictions could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
Furthermore, interpretations of laws and local regulations and ordinances on which CGP LLC and CAC rely may change or be made conditional on certain other factors, which could adversely impact our business, financial condition and results of operations. For example, Harrah's New Orleans is currently subject to a local ordinance in New Orleans related to the minimum number of people who must be employed at Harrah's New Orleans. A change in the interpretation of this ordinance or a change in this ordinance could force a reevaluation of staffing at that property in a manner that could adversely affect the financial results of Harrah's New Orleans.
Furthermore, because CGP LLC and CAC are subject to regulation in each jurisdiction in which they operate, and because regulatory agencies within each jurisdiction review our compliance with gaming laws in other jurisdictions, it is possible that gaming compliance issues in one jurisdiction may lead to reviews and compliance issues in other jurisdictions.
From time to time, individual jurisdictions have also considered legislation or referendums, such as bans on smoking in casinos and other entertainment and dining facilities, which could adversely impact the operations of CGP LLC's casino properties. For example, Maryland law prohibits smoking inside the Horseshoe Baltimore facility. Additionally, the city council in New Orleans enacted an ordinance restricting smoking indoors in public places, including in Harrah's New Orleans, which went into effect in April 2015. The likelihood or outcome of similar legislation in such jurisdictions and referendums in the future cannot be predicted, though any smoking ban would be expected to negatively impact CGP LLC's financial performance.
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
Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. For example, a substantial number of the customers of CGP LLC's casinos in Las Vegas and New Orleans use air travel for transportation to and from the casino. As a result of terrorist acts, domestic and international travel was severely disrupted, which resulted in a decrease in customer visits to Las Vegas or New Orleans. We cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, security alerts or war, uprisings, or hostilities in places such as Iraq and Afghanistan, or other countries throughout the world, will continue to directly or indirectly impact CGP LLC's business and operating results. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. If any such event were to affect our properties, we would likely be adversely impacted. In addition, natural and man-made disasters such as major fires, floods, hurricanes, earthquakes and oil spills, or severe or inclement weather affecting the ability of CGP LLC's casino customers to travel can have a negative impact on its results of operations. In most cases, we have insurance that covers portions of any losses from a natural disaster, but it is subject to deductibles and maximum payouts in many cases. Although we may be covered by insurance from a natural disaster, the timing of our receipt of insurance proceeds, if any, is out of our control. In some cases, however, we may receive no proceeds from insurance. Additionally, a natural disaster affecting one or more of our properties may affect the level and cost of insurance coverage we may be able to obtain in the future, which may adversely affect our financial position. As our operations depend in part on our customers' ability to travel, severe or inclement weather can also have a negative impact on our results of operations.
Political, economic and military conditions may directly affect CGP LLC's business by impeding its operations or player demand. In particular, a key portion of the operations and personnel of Playtika, a subsidiary of CIE and the operator of Slotomania, are located in Israel, a country located in a particularly volatile region. CIE also has approximately 600 employees in Ukraine, a country currently facing political unrest and hostilities. Any hostilities, or any future armed conflicts, political or economic instability or violence in the Middle East or further disruptions in Ukraine could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
Any violation of the Foreign Corrupt Practices Act or other similar laws and regulations could have a negative impact on us.
CGP LLC is subject to risks associated with doing business outside of the United States, which exposes CGP LLC to complex foreign and U.S. regulations inherent in engaging in a cross-border business and in each of the countries in which CGP LLC and its businesses transact business. CGP LLC is subject to requirements imposed by the Foreign Corrupt Practices Act ("FCPA") and other anti-corruption laws that generally prohibit U.S. companies and their affiliates from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Policies and procedures and employee training and compliance programs that CGP LLC has implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law. If the employees, contractors or agents of CGP LLC's casino properties or CIE fail to comply with applicable laws or company policies governing its international operations, CGP LLC may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that CGP LLC has violated any anti-corruption laws could have a material adverse effect on CGP LLC's financial condition. Compliance with international and U.S. laws and regulations that apply to CGP LLC's international operations increase CGP LLC's cost of doing business in foreign jurisdictions. CGP LLC and its businesses also deal with significant amounts of cash in its operations and are subject to various reporting and AML regulations. Any violation of AML or regulations, on which in recent years, governmental authorities have been increasingly focused, with a particular focus on the gaming industry, by any of our resorts could have a negative effect on our results of operations. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. In recent years, governmental authorities have been increasingly focused on AML policies and procedures, with a particular focus on the gaming industry. In October 2013, CEOC's subsidiary, Desert Palace, Inc. (the owner of and referred to herein as Caesars Palace), received a letter from Financial Crimes Enforcement Network of the United States Department of the Treasury ("FinCEN"), stating that FinCEN was investigating Caesars Palace for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Caesars Palace responded to FinCEN's letter in January 2014. Additionally, CEC was informed in October 2013 that a federal grand jury investigation regarding anti-money laundering practices of CEC and its subsidiaries had been initiated. CEC and Caesars Palace have been cooperating with FinCEN, the Department of Justice and the Gaming Control Board (the "GCB") on this matter. On September 8, 2015, FinCEN announced a settlement pursuant to which Caesars Palace agreed to an $8 million civil penalty for its violations of the Bank Secrecy Act, which penalty shall be treated as a general unsecured claim in Caesars Palace's bankruptcy proceedings. In addition, Caesars Palace agreed to conduct periodic external audits and independent testing of its AML compliance program, report to FinCEN on mandated improvements, adopt a rigorous training regime, and engage in a "look-back" for suspicious transactions. The terms of the FinCEN settlement are subject to bankruptcy court approval. CEOC and the GCB reached a settlement on the same facts as above, wherein CEC agreed to pay $1.5 million and provide to the GCB the same information that is reported to FinCEN and to resubmit its updated AML policies. On September 17, 2015, the settlement agreement was approved by the Nevada Gaming Commission.
We are, or may become involved, in legal proceedings that if adversely adjudicated or settled, could impact our financial condition.
From time to time, CAC and CGP LLC are defendants in various lawsuits or other legal proceedings relating to matters incidental to our business. The nature of our business subjects CAC and CGP LLC to the risk of lawsuits filed by customers, past and present employees, competitors, business partners, and others in the ordinary course of business. As with all legal proceedings, however, no assurance can be provided as to the outcome of these matters and in general, legal proceedings can be expensive and time consuming. CAC and CGP LLC may not be successful in the defense or prosecution of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.
CAC and CGP LLC are defendants in certain legal proceedings, including the lawsuits relating to the Merger Agreement and the Proposed Merger, as discussed in Item 3. Legal Proceedings. If a court were to find in favor of the claimants in these proceedings, such determination could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our obligation to fund multi-employer pension plans to which we contribute may have an adverse impact on us.
We contribute to and participate in various multi-employer pension plans for employees represented by certain unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. We do not administer these plans and, generally, are not represented on the boards of trustees of these plans. The Pension Protection Act enacted in 2006, or the PPA, requires under-funded pension plans to improve their funding ratios. Based on the information available to us, some of the multi-employer plans to which we contribute are either "critical" or "endangered" as those terms are defined in the PPA. Specifically, the Pension Plan of the UNITE HERE National Retirement Fund is less than 65% funded. We cannot determine at this time the amount of additional funding, if any, we may be required to make to these plans. However, plan assessments could have an adverse impact on our results of operations or cash flows for a given period. Furthermore, under current law, upon the termination of a multi-employer pension plan, due to the withdrawal of all its contributing employers (a mass withdrawal), or in the event of a withdrawal by us, which we consider from time to time, we would be required to make payments to the plan for our proportionate share of the plan's unfunded vested liabilities, that would have a material adverse impact on our consolidated financial condition, results of operations and cash flows.
In January 2015, the Trustees of the National Retirement Fund (“NRF”), a multi-employer defined benefit pension plan, voted to expel the CEC controlled group (“CEC Group”) from the plan. NRF claims that CEOC's bankruptcy presents an “actuarial risk” to the plan purportedly permitting such expulsion. The CGP LLC affiliate that is included in NRF is the Las Vegas laundry. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
The CEC Group disputes NRF's authority to take such action. Prior to NRF's vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreement in which the obligation to contribute to NRF exists. CEOC is current with respect to pension contributions. The CEC Group is pursuing several litigation strategies to challenge NRF's action. There can be no assurance that our strategies will have a successful outcome, and the CEC Group may become liable for the withdrawal liability, which would have an adverse impact on us.
CGP LLC's Casino Properties and Developments business is particularly sensitive to reductions in discretionary consumer spending resulting from downturns in the economy, the volatility and disruption of the capital and credit markets, adverse changes in the global economy and other factors which could negatively impact our financial performance and our ability to access financing.
Changes in discretionary consumer spending or consumer preferences are driven by factors beyond CGP LLC's control, such as perceived or actual general economic conditions; high energy, fuel and other commodity costs; the cost of travel; the potential for bank failures; a soft job market; an actual or perceived decrease in disposable consumer income and wealth; fears of recession and changes in consumer confidence in the economy; and terrorist attacks or other global events. CGP LLC's Casino Properties and Developments business is particularly susceptible to any such changes because CGP LLC's casino properties offers a highly discretionary set of entertainment and leisure activities and amenities. If discretionary consumer spending declines, then CGP LLC's results of operations will be adversely impacted.
The adverse conditions in certain local, regional, national and global markets have negatively affected CGP LLC and may continue to negatively affect CGP LLC in the future. During periods of economic contraction, CGP LLC's revenues may decrease while some of its costs remain fixed or even increase, resulting in decreased earnings. In addition, CGP LLC may also be unable to find additional cost savings to offset any decrease in revenues. Even an uncertain economic outlook may adversely affect consumer spending in CGP LLC's gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn.
Theoretical win rates for CGP LLC's casino operations depend on a variety of factors, some of which are beyond its control.
The gaming industry is characterized by an element of chance. Accordingly, CGP LLC's casino properties employ theoretical win rates to estimate what a certain type of game, on average, will win or lose in the long run. In addition to the element of chance, theoretical win rates are also affected by the spread of table limits and factors that are beyond CGP LLC's control, such as a player's skill and experience and behavior, the mix of games played, the financial resources of players, the volume of bets placed and the amount of time players spend gambling. As a result of the variability in these factors, the actual win rates at the casino may differ from the theoretical win rates and could result in the winnings of CGP LLC's gaming customers exceeding those anticipated. The variability of these factors, alone or in combination, have the potential to negatively impact our actual win rates, which may adversely affect CGP LLC's business, financial condition, results of operations and cash flows.
CGP LLC's casino operations extend credit to its customers and may not be able to collect gaming receivables from its credit players.
CGP LLC's casino properties conduct their gaming activities on a credit basis as well as a cash basis, which credit is unsecured. Table games players typically are extended more credit than slot players, and high stakes players are typically extended more credit than patrons who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular quarter.
CGP LLC's casino properties extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These receivables could have a significant impact on our results of operations if deemed uncollectible. While gaming debts are evidenced by a credit instrument, including what is commonly referred to as a

"marker," and judgments on gaming debts are enforceable under the current laws of the jurisdictions in which CGP LLC allows play on a credit basis and judgments in such jurisdictions on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the U.S. Constitution, other jurisdictions may determine that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations.
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
Because a majority of CGP LLC's major gaming resorts are concentrated on the Las Vegas Strip, we are subject to greater risks than a gaming company that is more geographically diversified.
Given that a majority of CGP LLC's major resorts are concentrated on the Las Vegas Strip, CGP LLC's business may be significantly affected by risks common to the Las Vegas tourism industry. For example, the cost and availability of air services and the impact of any events that disrupt air travel to and from Las Vegas can adversely affect our business. We cannot control the number or frequency of flights to or from Las Vegas, but CGP LLC relies on air traffic for a significant portion of its visitors. Reductions in flights by major airlines as a result of higher fuel prices or lower demand can impact the number of visitors to CGP LLC's resorts. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of CGP LLC's customers reside. Capacity constraints of that highway or any other traffic disruptions may also affect the number of customers who visit CGP LLC's facilities.
CGP LLC's business is particularly sensitive to energy prices and a rise in energy prices could harm its operating results.
CGP LLC is a large consumer of electricity and other energy and, therefore, higher energy prices may have an adverse effect on its results of operations. Accordingly, increases in energy costs may have a negative impact on its operating results. Additionally, higher electricity and gasoline prices that affect its customers may result in reduced visitation to its resorts and a reduction in its revenues. CGP LLC may be indirectly impacted by regulatory requirements aimed at reducing the impacts of climate change directed at up-stream utility providers, as it could experience potentially higher utility, fuel, and transportation costs.
If we are unable to effectively compete against our competitors, our profits will decline.
The gaming industry is highly competitive and CGP LLC's competitors vary considerably in size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, and geographic diversity. CGP LLC also competes with other non-gaming resorts and vacation areas, and with various other entertainment businesses. Competitors in each market that CGP LLC participates may have greater financial, marketing, or other resources than CGP LLC does, and there can be no assurance that they will not engage in aggressive pricing action to compete with CGP LLC. Although we believe CGP LLC is currently able to compete effectively in each of the various markets in which we participate, we cannot ensure that CGP LLC will be able to continue to do so or that they will be capable of maintaining or further increasing their current market share. CGP LLC's failure to compete successfully in their various markets could adversely affect their business, financial condition, results of operations, and cash flow.
In recent years, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, CGP LLC's largest market, and competition has increased significantly. For example, SLS Las Vegas opened in August 2014 on the northern end of the Strip, and the Genting Group has announced plans to develop a casino and hotel called Resorts World Las Vegas, which is expected to open in 2018 on the northern end of the Strip. Also, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. MGM has announced plans for The Park, which includes a new retail and dining development on the land between New York-New York and Monte Carlo, a renovation of the Strip-front facades of both resorts and a new 20,000 seat indoor arena for sporting events and concerts operated by AEG. Construction of The Park and the arena is expected to be complete in 2016. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of CGP LLC's competitors have increased competition in many markets in which they operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect CGP LLC's financial performance. Growth in consumer demand for non-gaming offerings could also negatively impact our gaming revenue.
In addition, in the mid-Atlantic region, existing casino resorts provide a number of gaming options for customers, thereby creating significant competition for Horseshoe Baltimore. The casino resorts in the mid-Atlantic region compete with each other on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered and size. Further, when MGM National Harbor in Maryland opens, it may draw additional customers away from Horseshoe Baltimore. If Horseshoe Baltimore is unable to effectively compete with other regional casino resorts or keep customers, this inability may negatively affect Horseshoe Baltimore's, and therefore CGP LLC's, business and operations.
CGP LLC also competes with legalized gaming from casinos located on Native American tribal lands, primarily those located in California. While the competitive impact on our operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California and other areas located in the same region as our Las Vegas properties and other properties could have an adverse effect on CGP LLC's results of operations.
In addition, certain states have legalized, and others may legalize, casino gaming in specific areas, including metropolitan areas from which we traditionally attract customers. A number of states have permitted or are considering permitting gaming, on Native American reservations and through expansion of state lotteries.
The current global trend toward liberalization of gaming restrictions and resulting proliferation of gaming venues could result in a decrease in the number of visitors to our Las Vegas facilities by attracting customers close to home and away from Las Vegas, which could have an adverse effect on our financial condition, results of operations or cash flows.
The success of third parties adjacent to CGP LLC's properties is important to its ability to generate revenue and operate CGP LLC's business and any deterioration to their success could materially adversely affect our revenue and result of operations.
In certain cases, CGP LLC does not own the businesses and amenities adjacent to its properties. However, the adjacent third-party businesses and amenities stimulate additional traffic through its complexes. For example, the Grand Bazaar Shops located in front of Bally's Hotel and Casino in Las Vegas. Any decrease in the popularity of, or the number of customers visiting, these adjacent businesses and amenities may lead to a corresponding decrease in the traffic through our complexes, which would negatively affect CGP LLC's business and operating results. Further, if newly opened properties, such as The Cromwell, are not as popular as expected, CGP LLC will not realize the increase in traffic through CGP LLC's properties that it expects as a result of their opening, which would negatively affect its business projections.
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
Some of our employees are represented by labor unions and, accordingly, we are subject to the risk of work stoppages or other labor disruptions from time to time. We have seven collective bargaining agreements covering various employees in Las Vegas expiring in 2016. We intend to negotiate renewal agreements for all collective bargaining agreements expiring and are hopeful that we will be able to reach agreements with the respective unions without any work stoppage. Work stoppages and other labor disruptions could have a material adverse impact on our operations. Also, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations. From time to time, we have experienced attempts by labor organizations to organize certain of our non-union employees. To the extent that our non-union employees join unions, we could have greater exposure to risks associated with labor problems and could negatively impact our profits.

CGP LLC's insurance coverage may not be adequate to cover all possible losses it could suffer, and, in the future, its insurance costs may increase significantly or it may be unable to obtain the same level of insurance coverage.
CGP LLC's casino properties may suffer damage to its property caused by a casualty loss (such as fire, natural disasters and acts of war or terrorism) that could severely disrupt its business or subject it to claims by third parties who are injured or harmed. Although CGP LLC maintains insurance (including property, casualty, terrorism and business interruption insurance), that insurance may be inadequate or unavailable to cover all of the risks to which its business and assets may be exposed. Should an uninsured loss or loss in excess of insured limits occur, it could have a significant adverse impact on CGP LLC's operations and revenues.
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
Affiliates of Robert Earl license certain intellectual property relating to the operation of the Planet Hollywood Resort and Casino to Planet Hollywood. The license includes certain names and trademarks and the right to display certain memorabilia on the Planet Hollywood premises. Planet Hollywood has invested significant time and financing to establish its brand as a Hollywood-themed entertainment and non-gaming destination. The expiration or termination, or modification of the terms of this license may have a materially adverse effect on Planet Hollywood's, and therefore CGP LLC's, business, financial conditions and operating results.
In addition, the Planet Hollywood brand is used by affiliates of Robert Earl in Hollywood-themed restaurants, hotels and shops around the United States and internationally. Any negative events associated with the use of the Planet Hollywood brand with these restaurants and shops may be out of CGP LLC's control, and may negatively impact the brand's image for the Planet Hollywood casino, which could harm Planet Hollywood's, therefore CGP LLC's, business and results of operations.
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
Risks Related to CGP LLC's Interactive Entertainment Business
One game has historically generated the majority of CIE's revenue, and CIE must continue to launch and enhance games that attract and retain a significant number of players in order to grow its revenue and sustain its competitive position.
Historically, CIE has depended on one game for the majority of its revenue and we expect that this dependency will likely continue for the foreseeable future. Specifically, Slotomania accounted for 48.5% of CIE's social and mobile online game revenue for 2015 and 45.9% of CIE's total revenue for 2015. CIE's growth depends on its ability to increase interest in its key established game, Slotomania, by continually enhancing the game. Each of CIE's games requires significant engineering, marketing and other resources to develop, launch and sustain via regular upgrades and expansions, and such costs on average have increased and are likely to continue to increase in the future. CIE's ability to successfully launch, sustain and expand games and attract and retain players largely depends on its ability to:

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
If CIE's top game, Slotomania, does not maintain its popularity, CIE's results of operations could be harmed.
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
Consistent with the social and mobile games business model, only a small portion of CIE's social and mobile games players pay for virtual goods. During 2015, CIE's social and mobile games business had approximately 819 thousand average Monthly Unique Payers, or 4.5% of the total number of CIE's average Monthly Unique Users on its social and mobile platforms. In order to sustain and increase CIE's revenue levels, CIE must attract, retain and increase the number of players that are payers. To retain players, CIE must devote significant resources so that the games they play retain their interest and attract them to CIE's other games. If CIE fails to grow or sustain its player base, or if the rates at which CIE attracts and retains players declines or if the average amount of revenue CIE receives from its players declines, it could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
The social and mobile games industry is rapidly growing and changing, which makes it difficult to evaluate CIE's business and prospects.
Social and mobile games, from which CGP LLC derived 94.6% of the revenue for the Interactive Entertainment business for 2015, is a rapidly growing and evolving industry. The growth of the industries and the level of demand and market acceptance of CIE's games are subject to a high degree of uncertainty. CIE's future operating results will depend on numerous factors affecting the social and mobile games industry and the online gaming industry in the U.S., many of which are beyond CIE's control, including, among others:

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

The low barriers to entry and intense competition that characterizes the social and mobile games industry could have an adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and results of operations.
The social and mobile games industry has low barriers to entry and we expect more companies to enter the sector and a wider range of social and mobile games to be introduced. The industry is also highly competitive. CIE's competitors that develop social and mobile games vary in size and include publicly traded companies such as Zynga Inc. ("Zynga"), Glu Mobile, Inc., IGT, King Digital Entertainment plc and Electronic Arts. In addition, online game developers and distributors who are primarily focused on specific international markets, such as Tencent Holdings Limited in Asia, and high-profile companies with significant online presences that to date have not developed social and mobile games, such as Amazon.com, Inc., Apple Inc., Facebook, Google Inc., Microsoft Corporation and Yahoo! Inc., may decide to develop social and mobile games in the future. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own highly recognized brands and assets into their games, have a more diversified set of revenue sources than CIE currently does and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact the social and mobile games industry. As CIE continues to devote significant resources to developing games for social and mobile platforms, CIE will face significant competition from established companies that may have far greater experience than CIE, including Zynga and Electronic Arts. Moreover, there exists in the social and mobile games industry a significant "first mover" advantage. CIE's ability to compete effectively in respect to a particular style of game may be premised on introducing a game in that style before CIE's competitors. We cannot assure you that CIE will be able to continue to compete effectively or that CIE will be capable of maintaining or further increasing its current market share. CIE's failure to compete successfully in its various markets could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and results of operations.
If CIE fails to effectively manage its growth, CIE's, and therefore CGP LLC's, business and operating results could be harmed.
CIE continues to experience rapid growth in its headcount and operations, which will continue to place significant demands on its management and operational, financial and technological infrastructure. As of December 31, 2015, approximately 31.9% of CIE's employees had been with CIE for less than one year and approximately 64.8% for less than two years. Moreover, a number of the individuals CIE relies on for its operations are consultants, not full-time employees on CIE's payroll. As CIE continues to grow, it must expend significant resources to identify, hire, integrate, develop and motivate a large number of qualified employees. If CIE fails to effectively manage its hiring needs and successfully integrate its new hires, CIE's ability to continue launching new games and enhance existing games could suffer.
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
CIE's growth prospects will suffer if it is unable to develop successful games and versions of games for new and emerging devices and platforms.
We expect CIE to devote substantial resources to the development of its social online and mobile games on new and emerging platforms, and its limited experience makes it difficult to know whether CIE will succeed in developing such games that appeal to players or advertisers on such new and emerging platforms. The uncertainties CIE faces include:

•	its experience in developing social games for use primarily on Facebook, Google's Android and Apple's iOS may not be relevant for developing games for new and emerging platforms;

•	many new and emerging platforms are located in countries where CIE has no or limited operating experience;

•	new and emerging platforms may require different technological requirements to adapt CIE's games than its current platforms, which may require significant expense;

•	CIE has limited experience working with wireless carriers, new and emerging platform providers and other partners whose cooperation CIE may need in order to be successful; and

•
CIE will need to move beyond payment methods provided by social networks and successfully allow for a variety of payment methods and systems based on new mobile platforms, geographies and other factors, including on our website Slotomania.com.

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
Facebook, Apple iOS and Google Android are significant distribution, marketing, promotion and payment platforms for CIE's games. In 2015, CIE generated approximately 95.1% of social and mobile games revenue and 92.2% of its social and mobile games users through the Facebook, Apple iOS and Google Android platforms and we expect CIE to continue to do so for the foreseeable future. CIE is subject to Facebook's, Apple's and Google's respective standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on the Facebook, Apple iOS and Android platforms. Additionally, Apple and Google rate each game for age appropriateness.
CIE has benefited from Facebook's, Apple's and Google's strong brand recognition and large user bases. If Facebook, Apple iOS and/or Google Android loses its market position or otherwise falls out of favor with Internet users, CIE would need to identify alternative channels for marketing, promoting and distributing CIE's social and mobile games, which would consume substantial resources and may not be effective. In addition, Facebook, Apple and Google each have broad discretion to change their respective terms of service and other policies, without CIE's consent and without notice, with respect to CIE and other developers, and those changes may be unfavorable to CIE. Facebook, Apple and/or Google may also change their respective fee structures, add fees associated with access to and use of the Facebook, Apple iOS and Android platforms, change how the personal information of their respective users is made available to application developers on the Facebook, Apple iOS or Android platforms, restrict how Facebook, Apple iOS or Android users can share information with friends on their respective platforms, restrict or discontinue access for consumers from certain countries, discontinue or limit access to their respective platforms by CIE and other game developers or develop their own competitive offerings. Also, Apple and Google may change their age rating criteria at any time. In 2015, Google changed its age rating criteria, adopting the criteria of the International Age Rating Coalition. If any of these events were to materialize, it could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
The loss of the services of key personnel at CIE could have a material adverse effect on its business.
The leadership of CIE's chief executive officer, Mitch Garber, and other executive officers and senior management has been a critical element of its success. The death or disability of Mitch Garber or other extended or permanent loss of his services, or any negative market or industry perception with respect to him or arising from his loss, could have a material adverse effect on CIE's, therefore CGP LLC's, business. CIE's other executive officers and other members of senior management, including Robert Antokol, co-founder of Playtika, have substantial experience and expertise in the social and mobile games industry and have made significant contributions to CIE's growth and success. The unexpected loss of services of one or more of these individuals could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results. CIE is not protected by key man or similar life insurance covering members of its senior management. CIE has employment agreements with certain of its executive officers, but these agreements do not guarantee that any given executive will remain with CIE.
If CIE is unable to attract, retain and motivate employees, it may not be able to compete effectively and may not be able to successfully expand its businesses.
CIE's success and ability to grow are dependent, in part, on its ability to hire, retain and motivate sufficient numbers of talented people, with the increasingly diverse skills needed to serve and expand its business. Such employees, particularly game designers, product managers and engineers, are in high demand, and CIE devotes significant resources to identifying, hiring, training, integrating and retaining these employees. These efforts place significant demands on CIE's resources. Historically, CIE has hired a number of key personnel through strategic acquisitions, such as our acquisition of Playtika, and as competition with other social and mobile games companies increases, CIE may incur significant expenses in continuing this practice. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of CIE's employees could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.

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
Entering new international markets can be expensive, CIE's ability to successfully gain market acceptance in any particular market is uncertain and the distraction of CIE's senior management team could mean that it is unable to capitalize on other strategic opportunities. If CIE is unable to successfully expand into new international markets, it could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
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
Security breaches, computer malware and computer hacking attacks have become more prevalent in CIE's industry and may occur on its systems in the future. Because of CIE's prominence in the social and mobile game industry, CIE's affiliation with one of the largest gaming entertainment companies in the world, and because of the prominence of the brands CIE uses in its businesses, including Caesars, WSOP, Slotomania and Bingo Blitz, we believe CIE is a particularly attractive target for hackers. Though it is difficult to determine what harm may exactly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of CIE's network infrastructure to the satisfaction of its players may harm CIE's reputation and its ability to retain existing players and attract new players. CIE is particularly exposed to these risks in its online real money gaming business where players place an especially high value on the proper functioning of CIE's games. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could have a material adverse effect on CIE's, and therefore CGP LLC's business, financial condition and operating results.
Unrelated third parties have developed, and may continue to develop, "cheating" programs and activities that enable players to exploit CIE's games, play them in an automated way or obtain unfair advantages over other players who do play fairly, including through the unauthorized sale of CIE's virtual goods. These programs and activities harm the experience of players who play fairly and may disrupt the real money operations and virtual economies of CIE's games. CIE devotes significant resources to discover and disable these programs and activities, but if CIE is unable to do so quickly its operations may be disrupted, its reputation damaged and players may stop playing its games. This may lead to lost revenue from paying players, increased cost of developing technological measures to combat these programs and activities, legal claims relating to the diminution in value of CIE's real money gaming credits, virtual currency and increased customer service costs needed to respond to dissatisfied players.
CIE is subject to payment-related risks, such as risk of fraudulent use of credit or debit cards, which could have adverse effects on CIE's business or results of operations due to unusually large or frequent chargebacks from customers.
CIE accepts payments using a variety of methods, including PayPal, credit and debit cards. As CIE continues to introduce new payment options to its players, CIE may be subject to additional regulatory and compliance requirements. CIE also may be subject to the risk of fraudulent use of credit or debit cards, or other payment options. For certain payment methods, including credit and debit cards, CIE pays interchange and other fees, which may increase over time and, therefore, raise operating costs and reduce profitability. CIE relies on third parties to provide payment processing services and it could disrupt CIE's business if these companies become unwilling or unable to provide these services to CIE. CIE is also subject to rules and requirements governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for CIE to comply. If CIE fails to comply with these rules or requirements, CIE may be subject to fines and higher transaction fees and lose its ability to accept PayPal, credit card, debit card, or other payments from consumers which could have a material adverse effect on its, and therefore CGP LLC's business, financial condition and operating results. In addition, depending on the merchant category code assigned to CIE by the credit card associations, especially for its online real money gaming business, CIE may be subject to a higher percentage of declined transactions which could reduce the amount of money deposited.
Chargebacks occur when customers seek to void credit card or other payment transactions. Cardholders are intended to be able to reverse card transactions only if there has been unauthorized use of the card or the services contracted for have not been provided. In CIE's business, players occasionally seek to reverse their online real money gaming losses or purchases of virtual goods through chargebacks. Although CIE places great emphasis on control procedures to protect from chargebacks, these control procedures may not be sufficient to protect CIE from adverse effects on its business or results of operations due to unusually large or frequent chargebacks.
Programming errors or flaws in CIE's social and mobile games, or on its regulated online real money gaming websites, could harm CIE's reputation or decrease market acceptance of CIE's games, which could have a material adverse effect on its, and therefore CGP LLC's, business, financial condition and operating results.
CIE's social and mobile games, and its regulated online real money gaming websites, may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after their launch, particularly as CIE launches new games and rapidly launches new features to existing games under tight time constraints. We believe that if CIE's players have a negative experience with its games, they may be less inclined to continue or resume playing CIE's games or recommend its games to other potential players. Undetected programming errors, game defects and data corruption can disrupt CIE's operations, adversely affect the game experience of CIE's players by allowing players to gain unfair advantage, harm CIE's reputation, cause CIE's players to stop playing its games, divert CIE's resources and delay market acceptance of CIE's games, any of which could have a material adverse effect on its, and therefore CGP LLC's, business, financial condition and operating results.

Companies and governmental agencies may restrict access to Facebook, CIE's websites or the Internet generally, which could lead to the loss or slower growth of CIE's player base.
CIE's online players need to access the Internet to play CIE's games. Companies and governmental agencies could block access to the Internet generally or the particular platform on which a player wishes to play CIE's games (e.g., Facebook) for a number of reasons such as security or confidentiality concerns or regulatory reasons, or they may adopt policies that prohibit employees from accessing Facebook, CIE's website, CIE's online gaming websites or other social platforms for work related efficiency reasons. For example, the government of the People's Republic of China has blocked access to Facebook in China and, according to an article in The Wall Street Journal, Proctor & Gamble implemented a policy restricting employee access to a number of popular entertainment websites. If companies or governmental entities block or limit access to Facebook, CIE's website, CIE's online gaming websites or otherwise adopt policies restricting players from playing CIE's games, it could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
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
It is possible that a number of laws and regulations may be adopted or construed to apply to CIE in the United States and elsewhere that could restrict the social and mobile industry, including player privacy, advertising, taxation, content suitability, copyright, distribution and antitrust. For example, certain jurisdictions in the United States and elsewhere may deem CIE's social and mobile games to be gambling or marketing gambling to underage persons and therefore in violation of the laws of such jurisdictions. Furthermore, the growth and development of electronic commerce and virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as CIE conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of CIE's industry will increase and that CIE will be required to devote legal and other resources to address such regulation. For example, existing laws or new laws regarding the regulation of currency and banking institutions may be interpreted to cover real money gaming credits, virtual currency or virtual goods. If that were to occur CIE may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on CIE meeting certain capital and other requirements and CIE may be subject to additional regulation and oversight, all of which could significantly increase CIE's operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding these activities may lessen the growth of social or mobile games or online real money gaming services and impair CIE's, and therefore CGP LLC's, business, financial condition, and operating results.
Any failure to protect CIE's trademarks or other intellectual property could have a negative impact on the value of CIE's brand names and adversely affect its business.
The development of intellectual property is part of CIE's overall business strategy, and CIE regards its intellectual property to be an important element of its success. For example, CIE owns the WSOP brand and intellectual property, and CIE licenses or sublicenses trademarks for a variety of products and businesses related to this brand. CIE also owns the Slotomania brand. CIE seeks to establish and maintain its proprietary rights in its business operations and technology through the use of patents, copyrights, trademarks and trade secret laws. CIE files applications for and obtains copyrights and trademarks in the

United States and in foreign countries where CIE believes filing for such protection is appropriate. CIE also seeks to maintain its trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. Despite CIE's efforts to protect its proprietary rights, parties may infringe its copyrights, trademarks and patents and use information that CIE regards as proprietary and CIE's rights may be invalidated or unenforceable. In addition, parties may challenge CIE's copyrights, trademarks or patents in the United States or other jurisdictions. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Monitoring the unauthorized use of CIE's intellectual property is difficult. Litigation may be necessary to enforce CIE's intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of CIE's resources. The unauthorized use or reproduction of CIE's trademarks could diminish the value of its brand and its market acceptance, competitive advantages or goodwill, which could have a material adverse effect on CIE's and, therefore CGP LLC's, business, financial condition and operating results.
In the future, it is possible that CIE will face allegations that it has infringed the trademarks, copyrights, patents or other intellectual property rights of third parties, including from its competitors, non-practicing entities and former employers of its personnel. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict. As the result of any court judgment or settlement, CIE may be obligated to cancel the launch of a new game, stop offering certain features, pay royalties or significant settlement costs, purchase licenses or modify its games and features while it develops substitutes.
The Leahy-Smith America Invents Act (the "Leahy-Smith Act"), was adopted in September 2011. The Leahy-Smith Act includes a number of significant changes to United States patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent and Trademark Office has developed regulations and procedures to govern administration of the Leahy-Smith Act. The Leahy-Smith Act and its implementation may in the future increase the uncertainties and costs surrounding the prosecution of CIE's patent applications and the enforcement or defense of its issued patents, all of which could harm its business.
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
Certain jurisdictions may seek to regulate or ban social and mobile games. For example, the UK Gambling Commission publicly indicated that it will consider whether to regulate social and mobile games in the future after considering the issues of consumer protection. Under recent proposed legislation in Australia, certain online social games with a paid-for element would fall under the Interactive Gambling Act, and by being considered gambling would be at risk of outright ban. Thus far, in considering whether regulation or restriction is necessary, most jurisdictions have been interested in understanding the games and whether they constitute gambling under their laws or otherwise require regulation to protect the consumer. If the UK, Australia, or another jurisdiction important to CIE's social and mobile games business bans, regulates or restricts the business, it could have material impacts on how CGP LLC markets its product, on the cost associated with compliance with such regulation or, depending on the nature of the regulation, CIE could be prohibited from providing social and mobile games, all of which could have material adverse impacts on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
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
Changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of CIE's foreign earnings. The Obama administration has made public statements indicating that it has made international tax reform a priority, and key members of the U.S. Congress have conducted hearings and proposed legislation in the past that addresses several international tax issues. Due to the large and expanding scale of CIE's international business activities, any changes in the U.S. taxation of such activities may increase CIE's worldwide effective tax rate and harm CIE's, and therefore CGP LLC's, financial position and results of operations. Additionally, any increase or changes in taxes in other countries where CIE has significant operations, such as Israel, could harm CIE's, and therefore CGP LLC's, financial position and results of operations.
Moreover, CIE's corporate structure and intercompany arrangements, including the manner in which CIE develops and uses its intellectual property and the transfer pricing of its intercompany transactions, are intended to provide CIE worldwide tax efficiencies. The application of the tax laws of various jurisdictions, including the United States, to CIE's international business activities is subject to interpretation and depends on CIE's ability to operate its business in a manner consistent with its corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which CIE operates may challenge CIE's methodologies for valuing developed technology or intercompany arrangements, including CIE's transfer pricing, or determine that the manner in which CIE operates its business is not consistent with the manner in which CIE reports its income to the jurisdictions, which could increase CIE's worldwide effective tax rate and harm its, and therefore CGP LLC's, financial position and results of operations.
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
Caesars Entertainment no longer owns 80% or more of the common stock of CIE, and therefore, under U.S. federal income tax laws, CIE ceased to be a member of Caesars Entertainment's consolidated group for U.S. federal income tax purposes. The triggering of deferred intercompany gains between CIE and Caesars Entertainment or other members of Caesars Entertainment's consolidated group resulted in the realization of a gain for Caesars Entertainment with respect to the WSOP assets that CIE acquired from CEOC and its subsidiaries.
After its deconsolidation from Caesars Entertainment's consolidated group, CIE is the parent of a new consolidated group for U.S. federal income tax purposes. Pursuant to the terms of the tax matters agreement between CIE and Caesars Entertainment (the "Tax Matters Agreement"), however, CIE may be required to make payments to Caesars Entertainment in respect of taxes owed by Caesars Entertainment for periods prior to the date CIE became deconsolidated. In addition, under U.S. federal income tax laws, each member of a consolidated group is liable for the consolidated group's entire tax obligation. Therefore, to the extent that Caesars Entertainment, or other members of Caesars Entertainment's consolidated group, fail to make any U.S. federal income tax payments required by law attributable to periods during which CIE was a member of Caesars Entertainment's consolidated group, CIE could be liable for the shortfall. Similar principles may apply for foreign, state or local income tax purposes where CIE filed combined, consolidated or unitary returns with Caesars Entertainment or its subsidiaries for foreign, state or local income tax purposes.
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
After October 21, 2016, Caesars Entertainment will have the right, which it may assign to any of its affiliates or to any transferee of all non-voting units of CGP LLC held by Caesars Entertainment, to acquire all or a portion of the voting units of CGP LLC (or, at our option, shares of CAC's Class A common stock) not otherwise owned by Caesars Entertainment at such time. As a result, you may be forced to sell your shares of CAC's Class A common stock on little notice and at a value that may cause you to realize a loss. The exercise of this right by Caesars Entertainment will result in you receiving consideration entirely or partly in the form of stock of Caesars Entertainment, which may be a tax-free reorganization for U.S. federal income tax purposes in certain circumstances. If the exchange is not a tax-free reorganization, you may recognize gain or loss for U.S. federal income tax purposes on such exchange depending on the amount of cash and the value of the stock of Caesars Entertainment you receive in such exchange and the adjusted tax basis of your shares of CAC's Class A common stock. There can be no assurances that the stock of Caesars Entertainment will maintain its value from the time of Caesars Entertainment's exercise of the call right or be part of an active trading market. As a consequence, you may be forced to dispose of the stock of Caesars Entertainment at a great loss.
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
Following October 21, 2018 and until April 21, 2022, our Board will have the right to cause a liquidation of CGP LLC, including the sale or winding up of CGP LLC or other monetization of all of its assets. On April 21, 2022 (unless otherwise agreed by Caesars Entertainment and CAC), if our Board has not previously exercised its liquidation right, CGP LLC shall, and our Board shall cause CGP LLC to, effect a liquidation. Because the liquidation will occur on a set schedule, it is possible that regulations or market factors at the time of liquidation may impede the ability to liquidate the assets of CGP LLC. If CGP LLC is unable to liquidate portions of its assets, proceeds from the liquidation will be negatively impacted. Moreover, the forced liquidation does not preserve the flexibility to maximize the value of CGP LLC's assets in a sale by waiting for an advantageous time. In addition, CAC's allocable portion of the gain (if any) on the liquidation of the assets of CGP LLC will generally be subject to U.S. federal income tax at the regular corporate rate. As a result, you may receive less than the full value of your Class A common stock should liquidation occur on April 21, 2022.
An active trading market for our Class A common stock may not develop.
Prior to the closing of the Rights Offering and our listing on the NASDAQ Global Select market on November 19, 2013, there had not been a public market for our Class A common stock. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market or how liquid that market might become. The Sponsors own approximately 65.6% of our Class A common stock and while the shares are eligible for resale, currently such shares are not available for the public market. As a result, our shares may be less liquid than the shares of other newly public companies or other public companies generally and there may be imbalances between supply and demand for our shares. As a result, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. If an active trading market does not develop, you may have difficulty selling any of our common stock that you buy. Consequently, you may not be able to sell our Class A common stock at prices equal to or greater than the price you paid.
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
The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our Class A common stock may fluctuate and cause significant price variations to occur. Volatility in the market price of our Class A common stock may prevent you from being able to sell your shares at or above the price you paid for your shares of Class A common stock. The market price for our Class A common stock could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects;

•	news and events regarding CEOC's bankruptcy and negotiations with its creditors;

•	the outcome of litigation against CEC and its affiliates;

•	our quarterly or annual earnings or those of other companies in our industry;

•	conditions that impact demand for the products and services of CGP LLC's businesses;

•	the public's reaction to our press releases, other public announcements and filings with the SEC;

•	changes in earnings estimates or recommendations by securities analysts who track our Class A common stock;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in government and environmental regulation, including gaming taxes;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	arrival and departure of key personnel;

•	the small percentage of our shares that are publicly traded;

•	changes in our capital structure;

•	increases in market interests rates that would decrease the value of CGP LLC's fixed-rate securities;

•	changes in the stock price of, or a restructuring of, Caesars Entertainment;

•	sales of Class A common stock by us or affiliates of the Sponsors;

•	the expiration of contractual lock-up agreements; and

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
As of December 31, 2015, CAC held approximately $290 million in aggregate principal amount of the CEOC Notes with fixed rates of interest. Fixed rate securities are sensitive to fluctuations in market interest rates and if interest rates increase, the fixed rate securities held by CAC will decrease in value. Currently, market interest rates have been at record low rates. Accordingly, an increase in market interest rates from current levels could cause the value of the fixed rate securities to decrease significantly.
We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets which could negatively affect our future profits.
We review our goodwill, intangible assets and long-lived assets on an annual basis and during interim reporting periods in accordance with the authoritative guidance. Significant negative trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth have resulted in write-downs and impairment charges in the past and, if one or more of such events occurs in the future, additional impairment charges may be required in future periods. If we are required to record additional impairment charges, this could have a material adverse impact on our consolidated results of operations.
Hamlet Holdings controls us and their interests may conflict with or differ from your interests as a stockholder.
Hamlet Holdings beneficially owns approximately 65.6% of our Class A common stock. Hamlet Holdings has the power to control our Board. Moreover, Hamlet Holdings has the ability to vote on any transaction that requires the approval of our Board or our stockholders, including the approval of significant corporate transactions such as mergers and the sale of substantially all of our assets. In addition, Hamlet Holdings, the members of which are comprised of individuals affiliated with Apollo and TPG, as of the date hereof beneficially owned a majority of Caesars Entertainment's common stock pursuant to an irrevocable proxy providing Hamlet Holdings with sole voting and sole dispositive power over those shares, which gives them power to elect all of Caesars Entertainment's directors. As a result, even though an independent committee of the Board of Caesars Entertainment may make decisions with regard to development opportunities for CGP LLC, Hamlet Holdings is in a position to exert a significant influence over both of CAC and Caesars Entertainment and the direction of their business and operations.
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
Furthermore, any person required by a gaming authority to be found suitable, who is found unsuitable by the gaming authority, may not hold directly or indirectly the beneficial ownership of any voting security or the beneficial or record ownership of any non-voting security or any debt security of any public corporation which is registered with the gaming authority beyond the time prescribed by the gaming authority. Such a finding could result in an owner of our securities being required to dispose of their securities at prices less than the price paid for such securities. A violation of the foregoing may constitute a criminal offense. A finding of unsuitability by a particular gaming authority impacts that person's ability to associate or affiliate with gaming licensees in that particular jurisdiction and could impact the person's ability to associate or affiliate with gaming licensees in other jurisdictions. The Certificate of Incorporation contains provisions establishing the right to redeem our Class A common stock held by disqualified holders if such holder is determined by any gaming regulatory agency to be unsuitable.
Many jurisdictions also require any person who acquires beneficial ownership of more than a certain percentage of voting securities of a gaming company and, in some jurisdictions, non-voting securities, typically 5%, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for "institutional investors" that hold a company's voting securities for investment purposes only. Under Maryland gaming laws, we may not sell or otherwise transfer more than 5% of the legal or beneficial interest in Horseshoe Baltimore without the approval of the Maryland Lottery and Gaming Control Commission, or the Maryland Commission, after the Maryland Commission determines that the transferee is qualified or grants the transferee an institutional investor waiver. Some jurisdictions may also limit the number of gaming licenses in which a person may hold an ownership or a controlling interest and in Maryland an individual or business entity may not own an interest in more than one video lottery facility. It is unclear whether and to what extent such prohibitions will apply to online real money gaming operations when and if such operations become legal in U.S. jurisdictions other than Nevada, New Jersey, and Delaware.
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
We are a parent company and our primary source of cash is and will be distributions from CGP LLC.
We are a parent company with limited business operations of our own. Our main asset is our units in CGP LLC. Accordingly, our primary sources of cash are dividends and distributions with respect to our ownership interests in CGP LLC. CGP LLC might not generate sufficient earnings and cash flow to pay dividends or distributions in the future.
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
As a result of these exemptions, we do not have a majority of independent directors nor will our nominating and corporate governance and compensation committees consist entirely of independent directors, and we are not required to have an annual performance evaluation of the nominating and corporate governance and compensation committees. Accordingly, a holder of our Class A common stock will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.
Our bylaws and certificate of incorporation contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.
Provisions of our bylaws and our certificate of incorporation may delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our directors. These provisions include:

•	establishing a classified board of directors;

•	establishing limitations on the removal of directors;

•	permitting only an affirmative vote of at least two-thirds of the Board to fix the number of directors;

•	prohibiting cumulative voting in the election of directors;

•	empowering only the board of directors to fill any vacancy on the board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholders from acting by written consent if the Company ceases to be a "controlled company" under the NASDAQ Marketplace rules; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.
Together, these charter and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. Furthermore, the existence of the foregoing provisions, as well as the significant Class A Common Stock controlled by Hamlet Holdings, could limit the price that investors might be willing to pay in the future for shares of our Class A Common Stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your Class A Common Stock in an acquisition.

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
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC and the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), which amended the Sarbanes-Oxley Act, among other federal laws, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. Dodd-Frank, signed into law on July 21, 2010, effects comprehensive changes to the regulation of financial services in the United States and will subject us to additional federal regulation. We cannot predict with any certainty the requirements of the regulations ultimately adopted or how Dodd-Frank and such regulations will impact the cost of compliance for a company with publicly traded common stock. We are currently evaluating and monitoring developments with respect to Dodd-Frank and other new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We also expect that being a company with publicly traded common stock, these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board, particularly to serve on our audit committee, and qualified executive officers.

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

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-K contains or may contain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," or "pursue," or the negative of these words or other words or expressions of similar meaning that may identify forward-looking statements and are found at various places throughout this Form 10-K. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, and future financial results, wherever they occur in this Form 10-K, are based on our current expectations about future events and are estimates reflecting the best judgment of CAC and CGP LLC's management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.
Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified, and, consequently, the actual performance of CAC and CGP LLC may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission (including the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein):

•
CAC and CGP LLC's dependence on Caesars Entertainment and its subsidiaries (including CES) to provide support and services, as well as CGP LLC's dependence on Caesars Entertainment's and CES' senior management's expertise and its participation in Caesars Entertainment's Total Rewards loyalty program;

•	the effects of a default by Caesars Entertainment or CEOC on certain debt obligations;

•	Caesars Entertainment's interests may conflict with CAC and CGP LLC's interests and Caesars Entertainment may possibly keep all potential development opportunities for itself;

•	the adverse effects due to the bankruptcy filing of CEOC and certain of its subsidiaries;

•
the effects if a third-party successfully challenges Caesars Entertainment or its affiliates' ownership of, or right to use, the intellectual property owned or used by subsidiaries of Caesars Entertainment, which CIE and CGP LLC license for use in its businesses;

•	CIE's reliance on subsidiaries of Caesars Entertainment to obtain online gaming licenses in certain jurisdictions, such as New Jersey;

•	the difficulty of operating CGP LLC's business separately from Caesars Entertainment and managing that process effectively could take up a significant amount of management's time;

•	CGP LLC's business model and short operating history;

•
CGP LLC's ability to realize the anticipated benefits of current or potential future acquisitions, and the ability to timely and cost-effectively integrate assets and companies that CGP LLC acquires into its operations;

•	the effects of any lawsuits against CAC, CGP LLC or CGPH related to the Transactions, the Merger Transaction and the Asset Purchase Transactions;

•	the Proposed Merger may not be consummated on the terms contemplated or at all;

•	the adverse effects if extensive governmental regulation and taxation policies, which are applicable to CGP LLC, are enforced;

•	the effects of local and national economic, credit and capital market conditions on the economy in general, and on the gaming industry in particular;

•	the sensitivity of CGP LLC's business to reductions in discretionary consumer spending;

•	the rapidly growing and changing industry in which CGP LLC operates, such as CIE's social and mobile games business and internet gaming business;

•	any failure to protect CGP LLC's trademarks or other intellectual property, such as CIE's ownership of the WSOP trademark;

•	abnormal gaming holds ("gaming hold" is the amount of money that is retained by the casino from wagers by customers);

•	the effects of competition, including locations of competitors and operating and market competition, particularly the intense competition CGP LLC's casino properties face in their respective markets;

•	the uncertainty surrounding whether CIE's games, such as Slotomania, will retain their popularity;

•	CIE's reliance on a small portion of its total players for nearly all of its revenue from its social and mobile games;

•	CAC's ability to expand into international markets in light of additional business, regulatory, operational, financial and economic risks associated with such expansion;

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table sets forth information about our portfolio of casino properties, each of which is more fully described in Item 1. Business, and Social and Mobile Casino Gaming Studio space as of December 31, 2015:

Summary of Property Information

Property	Location	Type of Casino	Casino Space – Sq. Ft.(1)	Slot Machines(1)	Table Games(1)	Hotel Rooms & Suites(1)
Planet Hollywood Resort & Casino	Las Vegas, NV	Land-based	64,500	1,090	110	2,500
The Cromwell	Las Vegas, NV	Land-based	40,000	410	50	188
The LINQ Hotel & Casino(2)	Las Vegas, NV	Land-based	62,200	780	70	2,250
Bally's Las Vegas	Las Vegas, NV	Land-based	66,200	1,000	70	2,810
Harrah's New Orleans	New Orleans, LA	Land-based	125,100	1,720	150	450
Horseshoe Baltimore	Baltimore, MD	Land-based	122,000	2,200	180	—
Hot Spot Oasis	Las Vegas, NV	Land-based	1,000	15	—	—
_________________________

(1)	Approximate.

(2)	Includes Strip-front property leased by an affiliate of Caesars Entertainment to The LINQ Hotel & Casino.
CAC and CGP LLC use space in the corporate offices of CEOC for their corporate headquarters pursuant to a management services agreement with Caesars Entertainment. CAC and CGP LLC also lease office space in Santa Monica, California used for corporate functions.
We believe the space available for CAC and CGP LLC's businesses are adequate for their current needs. CAC and CGP LLC and its businesses will add new facilities and expand their existing facilities as they add employees and expand their markets, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of CGP LLC's operations.
CIE uses space in the corporate offices of CEOC for its corporate headquarters pursuant to a shared services agreement with Caesars Entertainment. CIE has studio and research and development locations throughout the United States, Israel, Canada, Ukraine, Romania, Argentina and Belarus.
For greater detail on the properties, see Item 1. Business.
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
In November 2012, the MDE granted approval of the Maryland Joint Venture's amended response action plan ("RAP") under MDE's Voluntary Cleanup Program that named the Maryland Joint Venture, rather than the City of Baltimore, as the party that will implement the RAP and redevelop the location of Horseshoe Baltimore. On February 20, 2013, a group of local residents working with the non-profit Inner Harbor Stewardship Foundation (the "Foundation") filed a complaint in the Maryland Circuit Court challenging the legality of the MDE's approval of the amended RAP. In the case, known as Ruth Sherrill, et al. v. State of Maryland Department of the Environment, et al., the plaintiffs claimed that the amended RAP was approved without complying with the public notice and participation requirements of Maryland law. The plaintiffs sought additional public notice and participation, and to obtain an injunction on, among other things, any construction activities at the site pending the resolution of the case. On March 14, 2013, the court denied the plaintiffs' motion for a Temporary Restraining Order and Preliminary Injunction ("TRO"). The plaintiffs' appeal of the TRO ruling was dismissed. On April 22, 2013, the plaintiffs filed an amended complaint adding a public nuisance claim to their original complaint. The defendants filed motions to dismiss the plaintiffs' amended complaint and a hearing was held on June 14, 2013. The amended complaint was dismissed on November 6, 2013. The plaintiffs filed a notice of appeal on December 6, 2013 and oral argument occurred on October 3, 2014. The Court of Special Appeals affirmed the dismissal on February 16, 2016.  The time for Appellants to petition the Maryland Court of Appeals for a writ of certiorari has not yet elapsed.

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
CAC and CGP LLC believe that the claims and demands described above against CBAC and CBAC Gaming are without merit and intend to defend themselves vigorously. At the present time, CAC and CGP LLC believe it is not probable that a material loss will result from the outcome of these matters. CAC and CGP LLC cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should these matters ultimately be resolved against CAC and CGP LLC, due to the inherent uncertainty of litigation and, in some cases, the stage of the related litigation. Although CAC and CGP LLC believe that they have adequate defenses to these claims, an adverse judgment could result in additional costs or injunctions.
CAC-CEC Proposed Merger
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the "Nevada Lawsuit") in the Clark County District Court in the State of Nevada against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan, and David Sambur (the individual defendants collectively, the "CAC Directors"). The Nevada Lawsuit alleges claims for breach of fiduciary duty against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) a declaration that the claim for breach of fiduciary duty is a proper class action claim; (2) to order the CAC Directors to fulfill their fiduciary duties to CAC in connection with the Proposed Merger, specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors' personal interests and their fiduciary duties to maximize shareholder value in the Proposed Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (3) to order the CAC Directors to account for all damages suffered or to be suffered by the plaintiff and the putative class as a result of the Proposed Merger; and (4) to award the plaintiff for his costs and attorneys' fees. It is unclear whether the Nevada Lawsuit also seeks to enjoin the

Proposed Merger. CAC and the CAC Directors believe this lawsuit is without merit and will defend themselves vigorously. The deadline to respond to the Nevada Lawsuit has been indefinitely extended by agreement of the parties.
On April 20, 2015, CAC received a demand for production of CAC's books and records pursuant to Section 220 of the Delaware General Corporation Law on behalf of a purported stockholder. The alleged purpose of the demand is to investigate potential misconduct and breaches of fiduciary duties by CAC's directors and explore certain remedial measures in connection with the Proposed Merger. After exchanging correspondence with purported shareholder's counsel, CAC began and is currently engaged in producing documents as required by Section 220.
We cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should these matters ultimately be resolved against us due to the inherent uncertainty of litigation and the stage of the related litigation.
CEOC Bondholder Litigation, or Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Delaware Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, CAC, Caesars Entertainment Resort Properties, LLC, Caesars Enterprise Services, LLC, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys' fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC's bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. CEC has informed us that fact discovery in the case is substantially complete. No trial date has been set.
On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Senior Unsecured Lawsuits") have been assigned to the same judge. The claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings. The court denied a motion to dismiss both lawsuits with respect to CEC. The parties have completed fact discovery with respect to both plaintiffs' claims against CEC. On October 23, 2015, plaintiffs in the Senior Unsecured Lawsuits moved for partial summary judgment, and on December 29, 2015, those motions were denied. On December 4, 2015, plaintiff in the action brought on behalf of holders of CEOC's 6.50% Senior Unsecured Notes moved for class certification, and under the schedule imposed by the court for this motion, briefing has been completed. These lawsuits are currently scheduled for trial in May 2016. CAC and CGP LLC are not parties to these lawsuits.
On November 25, 2014, UMB Bank ("UMB"), as successor indenture trustee for CEOC's 8.5% senior secured notes due 2020, filed a verified complaint (the "Delaware First Lien Lawsuit") in Delaware Chancery Court against CEC, CEOC, CERP, CAC, CGP LLC, CES, and against an individual, and past and present members of the CEC and CEOC Boards of Directors, Gary Loveman, Jeffrey Benjamin, David Bonderman, Kelvin Davis, Eric Press, Marc Rowan, David Sambur, Eric Hession, Donald Colvin, Fred Kleisner, Lynn Swann, Chris Williams, Jeffrey Housenbold, Michael Cohen, Ronen Stauber, and Steven Winograd, alleging generally that defendants have improperly stripped CEOC of prized assets, have wrongfully affected a release of a CEC parental guarantee of CEOC debt and have committed other wrongs. Among other things, UMB Bank has asked the court to appoint a receiver over CEOC. In addition, the Delaware First Lien Lawsuit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary and equitable as well as declaratory relief. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. All of the defendants have moved to dismiss the lawsuit, and that motion has been fully briefed. In addition, this lawsuit has been automatically stayed with respect to CEOC during the Chapter 11 process and, pursuant to the (a) Fifth Amended and Restated Restructuring Support and Forbearance Agreement dated October 7, 2015, with certain holders of claims in respect of claims under CEOC's first lien notes (the “First Lien Bond RSA”) and (b) Restructuring Support and Forbearance Agreement dated August 21, 2015, with certain holders of claims in respect of claims under CEOC's first lien credit agreement (the “First Lien Bank RSA” and, together with the First Lien Bond RSA, the “RSAs”) , has been subject to a consensual stay for all. The consensual stay will expire upon the termination of the First Lien Bond RSAs.
On February 13, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the "February 13 Notice") from Wilmington Savings Fund Society, FSB, in its capacity as successor Trustee for CEOC's 10.00% Second-Priority Notes. The February 13 Notice alleges that CEOC's commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 10.00% Second-Priority Notes; that all amounts due and owing on the 10.00% Second-Priority Notes therefore immediately became payable; and that Caesars Entertainment is responsible for paying CEOC's obligations on the 10.00% Second-Priority Notes, including CEOC's obligation to timely pay all principal, interest, and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 13 Notice alleges is still binding. The February 13 Notice accordingly demands that Caesars Entertainment immediately pay Wilmington Savings Fund Society, FSB, cash in an amount of not less than $3.7 billion, plus accrued and unpaid interest (including without limitation the $184 million interest payment due December 15, 2014 that CEOC elected not to pay) and accrued and unpaid attorneys' fees and other expenses. The February 13 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this demand.
On February 18, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the "February 18 Notice") from BOKF, N.A. ("BOKF"), in its capacity as successor Trustee for CEOC's 12.75% Second-Priority Senior Secured Notes due 2018 (the "12.75% Second-Priority Notes"). The February 18 Notice alleges that CEOC's commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 12.75% Second-Priority Notes; that all amounts due and owing on the 12.75% Second-Priority Notes therefore immediately became payable; and that CEC is responsible for paying CEOC's obligations on the 12.75% Second-Priority Notes, including CEOC's obligation to timely pay all principal, interest and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 18 Notice alleges is still binding. The February 18 Notice therefore demands that CEC immediately pay BOKF cash in an amount of not less than $750 million, plus accrued and unpaid interest, accrued and unpaid attorneys' fees, and other expenses. The February 18 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this demand.
On March 3, 2015, BOKF filed a lawsuit (the "New York Second Lien Lawsuit") against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the "New York First Lien Lawsuit") against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC's filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases have both been assigned to the same judge presiding over the other Parent Guarantee Lawsuits, as defined below. CEC filed its answer to the BOKF complaint on March 25, 2015, and to the UMB complaint on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, and on December 22, 2015, the appellate court denied CEC's motion for leave to appeal. On November 20, 2015, BOKF and UMB again moved for partial summary judgment. Those motions likewise were denied. CAC and CGP LLC are not parties to these lawsuits.
On March 11, 2015, CEOC filed an adversary proceeding in bankruptcy court requesting that the Parent Guarantee Lawsuits be enjoined against all defendants through plan confirmation; in subsequent submissions, CEOC stated that it sought a temporary stay of those lawsuits until 60 days after the issuance of a final report by the Bankruptcy Examiner. CEOC argued that contemporaneous prosecution of related claims against CEC would impair the bankruptcy court's jurisdiction over the Debtors' reorganization by threatening the Debtors' ability to recover estate property for the benefit of all creditors, diminishing the prospects of a successful reorganization, and depleting property of the estate. On July 22, 2015, the bankruptcy court denied CEOC's request, and on October 6, 2015, this denial was affirmed by the United States District Court for the Northern District of Illinois. On December 23, 2015, the United States Court of Appeals for the Seventh Circuit vacated the denial of CEOC's request to enjoin the Parent Guarantee Lawsuits and remanded the case for further proceedings. On February 26, 2016, the bankruptcy court granted CEOC’s motion for a temporary stay with respect to the New York Second Lien Lawsuit and the New York First Lien Lawsuit that had been scheduled to begin on March 14. The stay will remain in effect until 60 days after the filing of the Examiner’s interim report (expected between March 7 and March 14), or May 9, 2016, whichever comes first. Certain defendants in these adversary proceedings have sought rehearing en banc by the court of appeals. None of the rulings on CEOC's request to enjoin the Parent Guarantee Lawsuits addresses the merits of those actions.
On October 20, 2015, Wilmington Trust, National Association ("Wilmington Trust"), filed a lawsuit (the "New York Senior Notes Lawsuit" and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the "Parent Guarantee Lawsuits") against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC's 10.75% Senior Notes due 2016 (the "10.75% Senior Notes"). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC filed its answer to the complaint on November 23, 2015, and the parties have begun fact discovery. CAC and CGP LLC are not parties to these lawsuits.
In accordance with the terms of the applicable indentures and as previously disclosed, Caesars Entertainment believes that it is not subject to the above-described guarantees. As a result, Caesars Entertainment believes the demands for payment are without merit. The claims against CEOC have been stayed due to the Chapter 11 process and, except as described above, the actions against CEC have been allowed to continue.
CAC and CGP LLC believe that the claims and demands described above against CAC and CGP LLC in the Delaware First Lien Lawsuit and Delaware Second Lien Lawsuit are without merit and intend to defend themselves vigorously. For the Delaware First Lien Lawsuit and Delaware Second Lien Lawsuit, at the present time, CAC and CGP LLC believe it is not probable that a material loss will result from the outcome of these matters. However, given the uncertainty of litigation, CAC and CGP LLC cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should the matters ultimately be resolved against them. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC, which CAC and CGP LLC believe these matters would likely be long and protracted, and were a court to find in favor of the claimants in the Delaware First Lien Lawsuit or the Delaware Second Lien Lawsuit, such determination could have a material adverse effect on CAC and CGP LLC's business, financial condition, results of operations, and cash flows.
National Retirement Fund
In January 2015, a majority of the Trustees of the National Retirement Fund ("NRF"), a multi-employer defined benefit pension plan, voted to expel CEC and its participating subsidiaries ("CEC Group") from the plan. NRF claims that CEOC's bankruptcy presents an "actuarial risk" to the plan because, depending on the outcome of the bankruptcy proceeding, CEC might no longer be liable to the plan for any partial or complete withdrawal liability. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
Prior to NRF's vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreements in which the obligation to contribute to NRF exists. It is completely current with respect to pension contributions. The CEC Group opposed the NRF actions in the appropriate legal forums including seeking a declaratory judgment in federal district court challenging NRF's authority to expel the CEC Group and also seeking relief in the CEOC bankruptcy proceeding. The parties entered into a Standstill Agreement in March 2015 staying the CEC Group's obligation to commence quarterly payments and instead continue making its monthly contributions, and also setting a briefing schedule in the bankruptcy proceeding for both CEOC's motion that NRF's action violated the automatic stay and the CEC Group's motion to extend the stay to encompass NRF's collection lawsuit against CEC. The Bankruptcy Court denied CEOC's motion that NRF's action violated the automatic stay but CEOC's motion to extend the stay to encompass NRF's collection lawsuit against CEC is still pending. The Standstill Agreement remains in effect. Also, the federal district court has granted NRF's motion to dismiss CEC's declaratory judgment action agreeing with NRF that the governing statute requires that the issue must first be arbitrated. CEC has filed its Notice of Appeal challenging the district court's ruling.
CEC believes that its legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously. Because legal proceedings with respect to this matter are at the preliminary stages, CEC cannot currently provide assurance as to the ultimate outcome of the matters at issue.
Other Matters
In recent years, governmental authorities have been increasingly focused on anti-money laundering ("AML") policies and procedures, with a particular focus on the gaming industry. In October 2013, CEOC's subsidiary, Desert Palace, Inc. (the owner of and referred to herein as Caesars Palace), received a letter from the FinCEN, stating that FinCEN was investigating Caesars Palace for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Caesars Palace responded to FinCEN's letter in January 2014. Additionally, CEC was informed in October 2013 that a federal grand jury investigation regarding anti-money laundering practices of CEC and its subsidiaries had been initiated. CEC and Caesars Palace have been cooperating with FinCEN, the Department of Justice and the Nevada GCB on this matter. On September 8, 2015, FinCEN announced a settlement pursuant to which Caesars Palace agreed to an $8 million civil penalty for its violations of the Bank Secrecy Act, which penalty shall be treated as a general unsecured claim in Caesars Palace's bankruptcy proceedings. In addition, Caesars Palace agreed to conduct periodic external audits and independent testing of its AML compliance program, report to FinCEN on mandated improvements, adopt a rigorous training regime, and engage in a "look-back" for suspicious transactions. The terms of the FinCEN settlement were approved by the bankruptcy court on October 19, 2015.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Company's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
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

	High	Low
Fiscal Year Ended December 31, 2014:
First Quarter	$16.98	$11.53
Second Quarter	14.45	10.80
Third Quarter	12.45	9.45
Fourth Quarter	10.90	8.34

Fiscal Year Ended December 31, 2015:
First Quarter	$10.49	$6.18
Second Quarter	8.48	6.00
Third Quarter	8.23	4.82
Fourth Quarter	8.26	6.03
As of February 25, 2016, there were 137,341,569 shares of common stock issued and outstanding that were held by 47 stockholders of record.
Dividends
We did not pay any cash dividends in the period from our date of incorporation (February 25, 2013) through December 31, 2015. We currently do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.
Unregistered Sales of Equity Securities
There have not been any sales by the Company of equity securities in the period from our date of incorporation (February 25, 2013) through December 31, 2015 that have not been registered under the Securities Act.
Share Repurchases
The Company did not repurchase shares of our common stock during the years ended December 31, 2015 or 2014.
Performance Graph
The graph depicted below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Stock Index ("S&P 500"), the NASDAQ Composite Index, the NASDAQ Internet Index ("QNET"), and the Dow Jones U.S. Gambling Total Stock Market Index ("Dow Jones U.S. Gambling") for the period beginning on November 19, 2013 (the date our common stock commenced trading on the NASDAQ Global Select Market) and ending on December 31, 2015. NASDAQ OMX furnished the data. The performance graph assumes a $100 investment in our stock and each of the four indices, respectively, on November 19, 2013, and that all dividends were reinvested. Stock price performance, presented for the period from November 19, 2013 to December 31, 2015, is not necessarily indicative of future results.

	November 19, 2013	December 31, 2013	December 31, 2014	December 31, 2015
CACQ	$100.00	$109.14	$93.30	$61.63
S&P 500	100.00	103.63	117.81	119.44
Dow Jones U.S. Gambling	100.00	115.75	96.02	80.00
NASDAQ	100.00	106.34	122.02	130.52
QNET	100.00	108.46	107.32	128.82
The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act or the Exchange Act, unless we specifically incorporate the performance graph by reference therein.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Vesting of Shares	Weighted-average exercise price(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders(1)	1,945,997	$9.51	550,322
Equity compensation plans not approved by security holders(2)	(2)	—	(2)
_________________________

(1)
Shares granted pursuant to the Caesars Acquisition Company 2014 Performance Incentive Plan as described in Note 7 — Stock-based Compensation contained in the CAC Audited Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(2)
A variable number of shares of CAC common stock with a maximum value of $25.0 million may be delivered pursuant to the CAC Equity-Based Compensation Plan for CEC Employees for officers and employees of CEC and its subsidiaries, as well as certain other individual consultants and advisers of the Company and its subsidiaries (the "Equity Plan") as described in Note 9 — Related Party Transactions contained in the CAC Audited Financial Statements included in Item 8 of this Annual Report on Form 10-K. Shares of CAC common stock valued at $7.8 million and $8.3 million vested during fiscal 2015 and 2014, respectively, pursuant to the Equity Plan.

(3)	Restricted stock unit awards do not have an exercise price and therefore are not included in the calculation of the weighted-average exercise price.

CAC also holds all of the voting units in CGP LLC but does not consolidate CGP LLC into its financial statements. Equity compensation plans for employees of CGP LLC and its subsidiaries are described in Note 15 — Stock-based Compensation and Employee Benefit Plans contained in the CGP LLC Audited Financial Statements included in Exhibit 99.1 of this Annual Report on Form 10-K.

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

The historical financial data of CAC and Predecessor Growth Partners should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and the audited financial statements and related notes of CAC and Predecessor Growth Partners included elsewhere in this Form 10-K.

	Caesars Acquisition Company			Predecessor Growth Partners(1)
(In millions, except per share data)	Year Ended December 31, 2015	Year Ended December 31, 2014	February 25 Through December 31, 2013	January 1 Through October 21, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Statements of Operations
Revenues
Interactive Entertainment	$—	$—	$—	$242.6	$207.7	$66.5
Casino Properties and Developments	—	—	—	835.6	1,081.2	1,113.5
Net revenues	—	—	—	1,078.2	1,288.9	1,180.0
Operating expenses
Interactive Entertainment - Direct	—	—	—	72.5	62.6	16.3
Casino Properties and Developments - Direct	—	—	—	399.8	532.4	537.2
Property, general, administrative and other	31.2	25.4	0.4	333.1	360.4	313.0
Write-downs, reserves and project opening costs, net of recoveries	—	—	—	15.6	8.4	1.3
Management fees to related parties	—	—	—	14.2	16.1	16.1
Depreciation and amortization	—	—	—	80.5	92.0	86.5
Change in fair value of contingent consideration	—	—	—	50.0	—	—
Total operating expenses	31.2	25.4	0.4	965.7	1,071.9	970.4
Income from equity method investment in Caesars Growth Partners, LLC	97.4	79.4	7.3	N/A	N/A	N/A
Income from operations	66.2	54.0	6.9	112.5	217.0	209.6
Interest expense, net of interest capitalized	—	—	—	(61.0)	(55.8)	(50.9)
Interest income - related party	—	—	—	138.5	145.1	123.7
Loss on extinguishment of debt	—	—	—	(0.7)	—	(2.6)
Other income/(expense), net	—	—	—	0.5	1.9	(0.2)
Income before provision for income taxes	66.2	54.0	6.9	189.8	308.2	279.6
Provision for income taxes	(34.2)	(39.4)	(2.4)	(68.0)	(108.5)	(82.9)
Net income	32.0	14.6	4.5	121.8	199.7	196.7
Less: net loss/(income) attributable to non-controlling interests	—	—	—	5.1	(0.6)	(8.0)
Net income attributable to CAC and Predecessor Growth Partners, respectively	$32.0	$14.6	$4.5	$126.9	$199.1	$188.7

Common Stock Data
Earnings per share - basic	$0.23	$0.11	$0.19
Earnings per share - diluted	$0.23	$0.11	$0.19

Balance Sheet Data (at period end)
Total assets(2)	$1,137.4	$1,059.3	$1,155.3		$3,974.7	$3,460.4
Total debt(2) (3)	—	—	—		873.8	726.7
Equity	1,067.4	1,023.1	1,153.4		2,573.4	2,355.2
_________________________

(1)
Results have been recast to present the Acquired Properties Transaction and the Harrah's Transaction as if those businesses and assets acquired were combined into one reporting entity for the periods presented, and have been derived from the historical accounting records of Caesars Entertainment.

(2)
Total assets and Total debt for 2012 and 2011 have been recast to reflect the adoption of Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Total assets for 2012 and 2011 have been recast to reflect Predecessor Growth Partners' adoption of Accounting Standards Update No 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.

(3)	Total debt is comprised of third-party debt, debt to related party and convertible notes issued to related party.

The following table presents financial data of Caesars Growth Partners, LLC for the period subsequent to the Transactions. The financial data of CGP LLC should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and the audited financial statements and related notes of CGP LLC included in Exhibit 99.1 of this Annual Report on Form 10-K pursuant to Rule 3-09 of Regulation S-X.

	Caesars Growth Partners, LLC
(In millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	October 22 Through December 31, 2013(1)
Statements of Operations
Revenues
Interactive Entertainment	$766.5	$586.8	$74.0
Casino Properties and Developments	1,579.0	1,280.8	203.2
Net revenues	2,345.5	1,867.6	277.2
Operating expenses
Interactive Entertainment - Direct	212.0	166.1	22.3
Casino Properties and Developments - Direct	754.3	638.3	97.8
Property, general, administrative and other	766.6	719.2	124.1
Write-downs, reserves and project opening costs, net of recoveries	12.1	53.1	3.9
Management fees to related parties	55.9	37.0	2.2
Depreciation and amortization	177.8	143.0	21.1
Impairment of goodwill, tangible and other intangible assets	1.0	147.5	—
Change in fair value of contingently issuable non-voting membership units	(117.2)	38.7	138.7
Change in fair value of contingent consideration	—	32.7	2.9
Total operating expenses	1,862.5	1,975.6	413.0
Income/(loss) from operations	483.0	(108.0)	(135.8)
Interest expense, net of interest capitalized	(196.1)	(172.9)	(16.3)
Interest income - related party	—	119.2	35.8
Impairment of investment in notes from related party	—	(63.5)	—
Gain on sale of investment in notes from related party	—	99.4	—
Loss on extinguishment of debt	—	(23.8)	(0.9)
Other expense, net	3.9	0.9	—
Income/(loss) from continuing operations before provision for income taxes	290.8	(148.7)	(117.2)
Provision for income taxes	(61.9)	(48.9)	(7.1)
Income/(loss) from continuing operations	228.9	(197.6)	(124.3)
Discontinued operations
Loss from discontinued operations, including $1.4 million of gain on disposal during 2014	—	(15.7)	(0.4)
Benefit from income taxes related to discontinued operations	—	0.1	—
Net loss from discontinued operations	—	(15.6)	(0.4)
Net income/(loss)	228.9	(213.2)	(124.7)
Less: net (income)/loss attributable to non-controlling interests	(7.1)	33.0	4.6
Net income/(loss) attributable to Caesars Growth Partners, LLC	$221.8	$(180.2)	$(120.1)

Balance Sheet Data (at period end)
Total assets(2)	$4,522.6	$4,577.6	$5,432.7
Total debt(2) (3)	2,337.3	2,351.1	1,102.4
Equity	1,731.2	1,303.8	3,461.1
_________________________

(1)
Results have been recast to present the Acquired Properties Transaction and the Harrah's Transaction as if those businesses and assets acquired were consolidated into one reporting entity for the periods presented, and have been derived from the historical accounting records of Caesars Entertainment.

(2)
Total assets and Total debt for 2014 and 2013 have been recast to reflect the adoption of Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Total assets for 2014 and 2013 have been recast to reflect the adoption of Accounting Standards Update No 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.

(3)	Total debt is comprised of third-party debt, debt to related party and convertible notes issued to related party.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with, and is qualified in its entirety by, the audited financial statements and the notes thereto of CAC, Predecessor Growth Partners and CGP LLC (all as defined below), and other financial information included elsewhere in this Form 10-K. Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. See Item 1A. Risk Factors — CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 of this Form 10-K.
Basis of Presentation and Discussion
Caesars Acquisition Company was incorporated under the laws of the State of Delaware on February 25, 2013 and was formed to own 100% of the voting membership units in CGP LLC, a joint venture between CAC and subsidiaries of CEC. On October 21, 2013, the joint venture was formed through the execution of the series of Transactions described in Note 1 — Description of Business and Summary of Significant Accounting Policies to the CAC financial statements. Following consummation of the Transactions, CAC serves as CGP LLC's managing member and sole holder of all of its outstanding voting units, and subsidiaries of Caesars Entertainment hold all of CGP LLC's outstanding non-voting units. However, based upon the structure of CGP LLC and the related economics, CGP LLC has been determined to be a variable interest entity of which Caesars Entertainment is the primary beneficiary. Therefore, CAC does not consolidate CGP LLC into its financial statements. Instead, CAC accounts for its investment in CGP LLC using a balance sheet approach to the equity method of accounting, referred to as hypothetical liquidation at book value ("HLBV") accounting.
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
In addition to the financial statements of Predecessor Growth Partners, we have also presented financial statements of CGP LLC for the period subsequent to the Transactions pursuant to Rule 3-09 of Regulation S-X, as CGP LLC represents a significant equity method investment of CAC. As the basis of presentation for all items other than income taxes, non-controlling interests and senior notes returned to Caesars Entertainment related to the subscription right restoration is the same between Predecessor Growth Partners and CGP LLC, and because we believe that the full year 2015 and 2014 information compared with the full year 2013 information for CAC's investment in CGP LLC is material to investors in CAC, we have presented information for both CGP LLC and Predecessor Growth Partners in this management's discussion and analysis of financial condition and results of operations.
Proposed Merger of CAC with CEC
On December 21, 2014, the Company and CEC entered into an Agreement and Plan of Merger, pursuant to which, among other things, CAC will merge with and into CEC, with CEC as the surviving company.
Pursuant to the terms of the merger agreement, and subject to the overall restructuring of CEOC, regulatory approval and other closing conditions, upon consummation of the Proposed Merger, each share of class A common stock, par value $0.001 per share, of CAC issued and outstanding immediately prior to the effective time of the Proposed Merger will be converted into, and become exchangeable for, that number of shares of CEC common stock, par value $0.01 per share, equal to 0.664, provided that during the Adjustment Period (as described below), the CAC Special Committee and the CEC Special Committee, each composed solely of independent directors, will determine if there should be an adjustment to the Exchange Ratio and the amount of any such adjustment, taking into consideration all relevant facts and circumstances affecting the intrinsic value of CAC and CEC. The Adjustment Period is the 14 day period beginning on the later of (i) the date that the CEOC restructuring plan is confirmed and (ii) the date that both CAC and CEC confirm that their respective independent financial advisors have received all information as may be reasonably necessary or advisable in order to render a fairness opinion concerning the Exchange Ratio. If at the end of the Adjustment Period, the CAC Special Committee and the CEC Special Committee have not agreed to an adjustment to the Exchange Ratio, there will not be an adjustment to the Exchange Ratio. Within five business days following the end of the Adjustment Period, either CAC or CEC may terminate the Merger Agreement if (a) the CAC Special Committee and the CEC Special Committee cannot agree on an Exchange Ratio adjustment and a failure to terminate the Merger Agreement would be inconsistent with their respective directors' fiduciary duties or (b) the CAC Special Committee or the CEC Special Committee, as applicable, has not received an opinion of its respective financial advisor that the Exchange Ratio (as adjusted, if applicable) is fair, from a financial point of view to CAC and its public stockholders or CEC, as applicable. Under the Merger Agreement, either party may terminate the Merger Agreement if the merger has not been completed by the close of business on August 6, 2016.
Under the Merger Agreement, CEC has agreed to use reasonable best efforts to (i) cause the implementation of the restructuring of certain of CEC's subsidiaries as contemplated by that certain Restructuring Support and Forbearance Agreement, dated as of December 19, 2014, among CEOC, CEC, LeverageSource III (H Holdings), L.P., LeverageSource V, L.P. and each of the holders of first lien bond claims party thereto and (ii) consult with CAC regarding certain additional actions in connection with the bankruptcy filing contemplated by the Restructuring Support Agreement if CEC determines, in its reasonable discretion, that such additional actions could reasonably be expected to be materially adverse to CAC.
CAESARS ACQUISITION COMPANY
Operating Results
Income from Equity Method Investment
For the years ended December 31, 2015 and 2014 and the period from February 25, 2013 through December 31, 2013, CAC recognized $97.4 million, $79.4 million and $7.3 million, respectively, of income before tax from its equity method investment in CGP LLC, which equals the amount of income that CAC was entitled to under its minimum guaranteed return. The minimum guaranteed return subsequent to May 2014 includes return earned on capital deployed in connection with the May 2014 acquisitions of JCC Holding Company II, LLC and its subsidiaries ("Harrah's New Orleans"), 3535 LV Corporation, ("The LINQ Hotel & Casino"), indirect subsidiaries of Parball Corporation (collectively known as "Bally's Las Vegas"), and Corner Investment Company, LLC and its subsidiaries ("The Cromwell") by indirect subsidiaries of CGP LLC. The minimum guaranteed return also reflects a reduction in the amount of deployed capital upon which such return is earned, equal to the fair value of senior notes distributed from CGP LLC to CAC on August 6, 2014.
Operating Expenses
In addition to its income from equity method investment, CAC incurred direct expenses of $31.2 million, $25.4 million and $0.4 million for the years ended December 31, 2015 and 2014 and the period from February 25, 2013 through December 31, 2013, respectively, primarily related to professional services fees, as well as general liability insurance, licenses and fees. Operating expenses for 2015 increased by $5.8 million, or 22.8%, when compared with 2014 primarily due to professional services fees mainly driven by an increase in legal and advisory fees. Other expenses for 2014 increased by $25.0 million when compared with 2013 primarily due to professional services fees mainly for the preparation for the Acquired Properties Transaction and Harrah's Transaction. CAC receives distributions from CGP LLC in accordance with the CGP Operating Agreement for reimbursement of its expenses incurred.
Provision for Income Taxes
The provision for income taxes for the years ended December 31, 2015 and 2014 and the period from February 25, 2013 through December 31, 2013 was $34.2 million, $39.4 million and $2.4 million, respectively. The effective tax rates for December 31, 2015, 2014 and 2013 are 51.7%, 72.9% and 34.8%, respectively. The decrease in the effective tax rate for 2015 as compared to 2014 is primarily due to a lesser change in the federal valuation allowance recorded against deferred tax assets related to the basis difference in the investment in notes from related party. The increase in the effective tax rate for 2014 as compared to 2013 was primarily due to an increase in the federal valuation allowance recorded against deferred tax assets related to the basis difference in the investment in notes from related party.
Liquidity and Capital Resources
CAC's primary source of funds is distributions from CGP LLC. To the extent that CAC requires additional funds, CAC may borrow funds or issue additional equity. However, as CAC does not have operations of its own, it is expected that CAC will not have a significant need for additional liquidity.
CAC's expenses incurred in the normal course of business, including income tax obligations, are paid by CGP LLC on behalf of CAC pursuant to the amended and restated limited liability company agreement of CGP LLC. These transactions are accounted for as distributions from CGP LLC to CAC.
CAC has not incurred, nor is it expected to incur, material capital expenditures in the normal course of business or to pursue acquisition opportunities other than through CGP LLC. See Liquidity and Capital Resources for CGP LLC and Predecessor Growth Partners.
Pursuant to the certificate of incorporation of CAC and the CGP Operating Agreement, after October 21, 2016, Caesars Entertainment and/or its subsidiaries will have the right, which it may assign to any of its affiliates or to any transferee of all non-voting units of CGP LLC held by subsidiaries of Caesars Entertainment, to acquire all or a portion of the voting units of

CGP LLC (or, at the election of CAC, shares of CAC's Class A common stock) not otherwise owned by Caesars Entertainment and/or its subsidiaries at such time.
Following October 21, 2018 and until April 21, 2022, our Board of Directors (the "Board") will have the right to cause a liquidation of CGP LLC, including the sale or winding up of CGP LLC, or other monetization of all of its assets and the distribution of the proceeds remaining after satisfaction of all liabilities of CGP LLC to the holders of CGP LLC's units according to the terms of the CGP Operating Agreement. On April 21, 2022 (unless otherwise agreed by Caesars Entertainment and CAC), if our Board has not previously exercised its liquidation right, the CGP Operating Agreement provides that CGP LLC shall, and our Board shall cause CGP LLC to effect a liquidation. The conditions upon which the call right may be exercised, the distribution waterfall for net cash and other assets upon a liquidation, and other information related to the potential liquidation are further discussed in Note 4 — Stockholders' Equity and Earnings Per Share to the CAC financial statements included in Item 8 of this Annual Report.
Off-Balance Sheet Arrangements
CAC did not have any off-balance sheet arrangements at December 31, 2015 or 2014.
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

We consolidate into our financial statements the accounts of any wholly-owned subsidiaries and any partially-owned subsidiaries that are not deemed to be variable interest entities and for which we have the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method. At December 31, 2015 and 2014, we had no consolidated subsidiaries.
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
Also on October 21, 2013, Caesars Entertainment contributed to CGP LLC, in exchange for non-voting units, (i) Caesars Entertainment's equity interests in CIE, representing approximately 90.2% of the total issued and outstanding shares of CIE prior to giving effect to any options or warrants that were exercisable at that time and (ii) approximately $1.1 billion face value of aggregate principal amount of senior notes issued by CEOC. CGP LLC refers to these transactions as the "Contribution

Transaction" and these assets as the "Contributed Assets." The Contribution Transaction is deemed to be a reorganization of entities under common control. Therefore, CGP LLC has accounted for the Contribution Transaction using the historical carrying values of the Contributed Assets. CGP LLC's equity interests in CIE of 90.2% was reduced in November 2014 to 83.3% due to the conversion of the $47.7 million convertible promissory note issued by CIE to Rock Gaming LLC ("Rock"), in each case not giving effect to any options, warrants, restricted stock units and restricted stock.
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
Pursuant to the terms of the CGP Operating Agreement, in conjunction with CGP LLC's acquisition of CIE from Caesars Entertainment, CGP LLC is obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from a specified portion of CIE's social and mobile games business exceeds a pre-determined threshold amount in 2015. CGP LLC believes that it will issue approximately 31.9 million Class B non-voting units pursuant to the terms of the Transactions, although the final number of units to be issued is subject to the agreement of both CAC and CEC.
In connection with the Transactions, the aggregate fair market value of the subscription rights issued by Caesars Entertainment in the amount of approximately $21.1 million was restored to Caesars Entertainment through a return of all 10.75% paid-in kind senior notes and certain 5.75% senior notes previously issued by CEOC from CGP LLC to CEC.
On May 5, 2014, CGP LLC contributed the equity interests of PHWLV and a 50% interest in the management fee revenues of PHW Manager to CGPH, an indirect wholly owned subsidiary of CGP LLC. Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell were wholly-owned subsidiaries of Caesars Entertainment Operating Company, Inc., which is a majority-owned subsidiary of CEC. On May 5, 2014, CGPH through one or more subsidiaries acquired (i) The Cromwell, The LINQ Hotel & Casino and Bally's Las Vegas, (ii) 50% of the ongoing management fees and any termination fees payable under property management agreements entered into between an affiliate of CEOC acting as property manager and the CGPH subsidiary which owns each of these respective properties, and (iii) certain intellectual property that is specific to each of these properties.
On May 20, 2014, CGPH through one or more subsidiaries acquired (i) Harrah's New Orleans, (ii) 50% of the ongoing management fees and any termination fees payable under the Louisiana property management agreement entered between an affiliate of CEOC acting as property manager and the owners of Harrah's New Orleans and (iii) certain intellectual property that is specific to Harrah's New Orleans.
CGPH paid $2.0 billion, less outstanding debt assumed, for the May 2014 transactions above.
The acquisitions of Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell and the contribution of Planet Hollywood to CGPH are herein referred to as the "Acquired Properties."
In December 2012, CIE consummated the acquisition of substantially all of the assets of Buffalo Studios, a social and mobile games developer based in Santa Monica, California. Aggregate cash consideration paid for this acquisition was $45.2 million, excluding amounts paid out in 2014 resulting from contingent consideration. In April 2014, CIE paid $58.5 million to settle the contingent obligation.
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
In February 2014, CIE acquired substantially all of the assets of Pacific Interactive, creator and owner of the application House of Fun Slots. CIE recorded $30.5 million in contingent consideration as part of the purchase price allocation related to this acquisition. In March 2015, CIE paid $62.5 million to settle the contingent obligation.
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
As a result of the May 2014 transactions described above, one or more indirect subsidiaries of CGP LLC acquired Bally's Las Vegas, The Cromwell, The LINQ Hotel & Casino and Harrah's New Orleans from CEOC. Because these acquisitions were accounted for as transactions among entities under common control, the financial information herein has been recast to include the financial results for these properties as if those businesses were combined into the CGP LLC and Predecessor Growth Partners reporting entities for all periods presented. Therefore, the financial information contained herein provides comparable operating results for all periods presented.
For financial reporting purposes, CGP LLC has two operating units: (1) Caesars Interactive Entertainment, Inc. and (2) Casino Properties and Developments. CGP LLC's Interactive Entertainment operating unit consists of CIE, which is comprised of three distinct but complementary businesses: social and mobile games, World Series of Poker and regulated online real money gaming. CGP LLC's Casino Properties and Developments operating unit consists of Planet Hollywood Resort & Casino, Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas, The Cromwell and CGP LLC's interest in the Maryland Joint Venture.
Performance Metrics — Social and Mobile Games
For 2015, 2014 and 2013, the CIE business generated 94.6%, 93.6% and 95.6%, respectively, of its revenues from its social and mobile games business. CIE measures the performance of its social and mobile games business by using key financial metrics including revenue and Adjusted EBITDA, and key operating metrics including Daily Active Users, Monthly Active Users, Monthly Unique Users, Average Revenue per User, and Monthly Unique Payers. The following operating metrics help CIE to understand and measure the engagement levels of its players, the size of its audience and its reach.
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
Monthly Unique Users. CIE defines Monthly Unique Users ("MUU") as the number of unique individuals who played any of its games on a particular platform in the 30-day period ending with the measurement date. An individual who plays more than one of CIE's games in a given 30-day period would be counted as a single MUU. However, because CIE cannot always distinguish unique individuals playing across multiple platforms, an individual who plays any of its games on two different platforms (e.g., web and mobile) in a given 30-day period may be counted as two MUU in the event that CIE does not have data that allows it to identify and separate the player. Because many of CIE's players play more than one game in a given 30-day period, MUU are always lower than MAU in any given time period. Average MUU for a particular period is the average of the MUU at each month-end during that period. CIE tracks MUU as a measure of total audience reach across its network of games.
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

	Year Ended December 31,
	2015	2014	2013(1)
Average Daily Active Users (2)	6,172	5,683	4,913
Average Monthly Active Users (2)	19,332	18,451	16,731
Average Monthly Unique Users (2)	18,334	16,786	14,879
Average Monthly Unique Payers (2)	819	576	203
Average Revenue Per User	$0.32	$0.27	$0.17
_________________________

(1)
Metrics for 2013 present the aggregate of Predecessor Growth Partners for the period from January 1 through October 21, 2013, and for CGP LLC for the period from October 22 through December 31, 2013 in order for the 2013 metrics to be comparable to 2015 and 2014.

(2)
CIE systems cannot always distinguish unique individuals playing games in multiple sessions in the same day or in a 30-day period ending with the measurement date, playing the same game across multiple platforms, or playing different titles offered by CIE. Thus, users who play multiple titles on multiple platforms may be counted as more than one user within the respective operating metrics.

Consistent with the social and mobile games business model, only a small portion of CIE's social and mobile games players pay for virtual goods. During 2015, CIE had approximately 819 thousand average MUP, or 4.5% of the total number of average MUU on the social and mobile platforms during this period, who purchased virtual goods. The opportunity for social interactions and player generated promotion increases as the overall number of players increase. As such, CIE believes that maintaining and growing its total number of players, irrespective of whether they purchase virtual goods, is important to the success of its business. The sale of virtual goods, however, constitutes the primary source of revenue for CIE's social and mobile games business. The degree to which game players choose to pay for virtual goods in the games is driven by CIE's ability to create content that enhances the game-play experience. CIE's revenue and overall financial performance are affected by the number of players and the effectiveness of its monetization of players through the sale of virtual goods.
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
The tables below show the results of CIE's business based upon the financial metrics for the periods presented.

	CGP LLC			Predecessor Growth Partners
(In millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	October 22 Through December 31, 2013	January 1 Through October 21, 2013
Revenues
Social and mobile games	$725.3	$549.1	$70.4	$232.3
WSOP and online real money gaming	41.2	37.7	3.6	10.3
Total	$766.5	$586.8	$74.0	$242.6

Adjusted EBITDA	$282.7	$177.0	$19.1	$78.4

The table below shows the revenue generated from CIE's social and mobile games business by geographic region for the periods listed and assumes that deferred revenues are spread proportionately across all geographies.

	CGP LLC			Predecessor Growth Partners
(In millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	October 22 Through December 31, 2013	January 1 Through October 21, 2013
North America	$521.5	$379.5	$47.0	$154.5
South America	5.6	3.9	0.5	1.7
Europe	61.9	49.8	6.5	20.0
Asia/Pacific	125.2	112.7	16.1	55.3
Africa and Rest of the World	11.1	3.2	0.3	0.8
Social and mobile games revenue	$725.3	$549.1	$70.4	$232.3

Consolidated Operating Results of CGP LLC and Predecessor Growth Partners

	CGP LLC			Predecessor Growth Partners
(In millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	October 22 Through December 31, 2013	January 1 Through October 21, 2013
Net revenues	$2,345.5	$1,867.6	$277.2	$1,078.2
Income/(loss) from operations	483.0	(108.0)	(135.8)	112.5
Net income/(loss) from continuing operations	228.9	(197.6)	(124.3)	121.8
Net loss from discontinued operations	—	(15.6)	(0.4)	—
Adjusted EBITDA(1)	632.3	416.2	64.0	275.1
_________________________

(1)	See Reconciliations of Adjusted Earnings before Interest Income/Expense, Income Taxes, Depreciation and Amortization ("EBITDA") to Net Income/(Loss) from Continuing Operations.
Net revenues for 2015 were $2,345.5 million as compared to $1,867.6 million in 2014, which was an improvement of $477.9 million, or 25.6%. The increase in revenues for CIE was primarily driven by strong organic growth in CIE's social and mobile games, as well as the February 2014 acquisition of Pacific Interactive. The increase in revenues for Casino Properties and Developments was primarily a result of the openings of The Cromwell in May 2014 and Horseshoe Baltimore in August 2014, increased rates and the availability of rooms as a result of renovations at The LINQ Hotel & Casino which was substantially completed and available to guests in early May 2015, and was partially offset by lower revenues at Harrah's New Orleans as a result of the April 2015 smoking ban.
Income from operations for 2015 was $483.0 million as compared to a loss of $108.0 million in 2014, which was an improvement of $591.0 million. The improvement in income from operations was primarily attributable to an increase in revenue, a decrease in the fair value of contingently issuable non-voting membership units in 2015, the impairment of goodwill for Bally's Las Vegas recognized in the fourth quarter of 2014 and offset by increased expenses resulting from the opening of the Horseshoe Baltimore. Excluding the impact of the change in fair value of contingently issuable non-voting membership units and the change in fair value of contingent consideration from both periods as well as the impairment of goodwill for Bally's Las Vegas, income from operations for 2015 improved by $254.9 million primarily due to the income impact of increased revenues partially offset by operating expenses incurred after the openings of The Cromwell and Horseshoe Baltimore.
Net loss from discontinued operations was $15.6 million for 2014, related to one of CIE's development studios in Minsk, Belarus which was disposed of in the fourth quarter of 2014.
Adjusted EBITDA for 2015 and 2014 was $632.3 million and $416.2 million, respectively. The increase of $216.1 million, or 51.9%, from prior year was driven primarily by the income impact of increased revenues partially offset by operating expenses incurred after the openings of The Cromwell and Horseshoe Baltimore.
Net revenues for 2014 increased by $512.2 million, or 37.8%, compared with 2013, driven by strong performance in both operating units, including CIE's February 2014 acquisition of Pacific Interactive and the openings of The Cromwell in May 2014 and Horseshoe Baltimore in August 2014.

Loss from operations for 2014 was $108.0 million as compared with $23.3 million for 2013. The increase in loss from operations was primarily attributable to an impairment of goodwill for Bally's Las Vegas of $147.5 million, partially offset by a decrease in the fair value of contingently issuable non-voting membership units to be issued to Caesars Entertainment pursuant to the terms of the Transactions.
Adjusted EBITDA increased $77.1 million, or 22.7%, in 2014 as compared with 2013, driven primarily by the income impact of increased revenues.
Operating Results
Interactive Entertainment

	CGP LLC			Predecessor Growth Partners
(In millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	October 22 Through December 31, 2013	January 1 Through October 21, 2013
Net revenues	$766.5	$586.8	$74.0	$242.6
Income/(loss) from operations	189.9	21.3	(5.7)	(1.3)
Net income/(loss) from continuing operations	127.7	(20.9)	(8.8)	(0.4)
Net loss from discontinued operations	—	(15.6)	(0.4)	—
Adjusted EBITDA(1)	282.7	177.0	19.1	78.4

_________________________

(1)	See Reconciliations of Adjusted EBITDA to Net Income/(Loss) from Continuing Operations.
Interactive Entertainment net revenues increased by $179.7 million, or 30.6%, in 2015 as compared to 2014, resulting primarily from strong organic growth in CIE's social and mobile games, as well as the February 2014 acquisition of Pacific Interactive. Income from operations increased by $168.6 million in 2015 as compared to 2014, primarily driven by the income impact of increased revenues, expense related to the change in fair value of contingent consideration recognized in the prior year and lower stock-based compensation expense partially offset by increased advertising expenses. Net loss from discontinued operations was $15.6 million in 2014 due to CIE's suspension of operations of the Minsk development studio. Adjusted EBITDA increased by $105.7 million, or 59.7%, in 2015 as compared to 2014, driven by the income impact of increased revenues and reduced marketing expenses for online real money gaming.
Interactive Entertainment net revenues increased by $270.2 million, or 85.3%, in 2014 as compared to 2013, as a result of the February 2014 acquisition of Pacific Interactive, organic growth in the social and mobile games business and the full-year impact of online real money gaming in Nevada and New Jersey. Income from operations for 2014 was $21.3 million as compared with a loss in operations of $7.0 million for the comparable period in 2013. Net loss from discontinued operations was $15.6 million in 2014 as compared to $0.4 million in 2013 due to CIE's suspension of operations of the Minsk development studio. Adjusted EBITDA increased by $79.5 million, or 81.5%, in 2014 as compared with 2013, driven by the income impact of increased revenues, partially offset by increased marketing expenses associated with online real money gaming, operating expenses due to the business growth of social and mobile games and foreign currency transaction losses of $5.4 million.
Casino Properties and Developments

	CGP LLC			Predecessor Growth Partners
(In millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	October 22 Through December 31, 2013	January 1 Through October 21, 2013
Net revenues	$1,579.0	$1,280.8	$203.2	$835.6
Income/(loss) from operations	193.2	(74.5)	25.3	113.8
(Loss)/income from continuing operations	(0.9)	(280.4)	4.1	32.2
Adjusted EBITDA(1)	366.5	254.4	47.0	196.7
_________________________

(1)	See Reconciliations of Adjusted EBITDA to Net Income/(Loss) from Continuing Operations.
Performance of the Casino Properties and Developments operating unit is measured in part through tracking of trips by rated customers, which means a customer whose gaming activity is tracked through Caesars Entertainment's Total Rewards system, referred to as "trips," and spend per rated customer trip, referred to as "spend per trip." A trip is created by a Total

Rewards card holder engaging in one or more of the following activities while at our property: (1) hotel stay, (2) gaming activity or (3) a comp redemption, which means the receipt of a complimentary item given out by the casino. Lodgers are guests registered with the Total Rewards program who stay at our property and non-lodgers are guests registered with the Total Rewards program not staying at the property. Customer spend means the cumulative rated theoretical spend (which is the amount of money expected to be retained by the casino based upon the mathematics underlying the particular game as a fraction of the amount of money wagered by the customer) across all game types for a specific customer. The average combined gross hold is the percentage of the amount wagered across all game types (including table games and slot machines) that the casino retained.
Casino Properties and Developments net revenues for 2015 increased by $298.2 million, or 23.3%, when compared to 2014, primarily due to the openings of The Cromwell in May 2014 and Horseshoe Baltimore in August 2014, and by increased rates and the availability of rooms as a result of the completion of renovations at The LINQ Hotel & Casino, partially offset by lower revenues at Harrah's New Orleans due to the April 2015 smoking ban. Total trips increased approximately 25.8% in 2015 when compared to 2014, primarily driven by the openings of Horseshoe Baltimore and The Cromwell.
Casino revenues for 2015 and 2014 were $1,009.6 million and $799.9 million, respectively. The increase in Casino revenues was primarily due to the opening of Horseshoe Baltimore and completion of renovations at The LINQ Hotel & Casino. Gross casino hold also saw a positive variance, increasing from 11.2% in 2014 to 11.9% in 2015.
Room revenues for 2015 and 2014 were $323.2 million and $258.4 million, respectively. The increase in Room revenues was primarily due to the availability of rooms and increased rates as a result of the completion of renovations at The LINQ Hotel & Casino, higher demand in the Las Vegas market and the increase in resort fees in late 2014. Cash average daily room rates for 2015 increased to approximately $123, or 13.9%, when compared to approximately $108 for the same period in 2014. Average daily occupancy was 92.4% and 89.7% for 2015 and 2014, respectively. Revenue per available room ("RevPar") for 2015 and 2014 was $112 and $98, respectively, or an increase of 14.3%.
Food and beverage revenues for 2015 and 2014 were $275.0 million and $245.5 million, respectively. The increase in Food and beverage revenues was driven largely by the completion of renovations at The LINQ Hotel & Casino in 2015 and new offerings that opened in 2014 across the portfolio including various new venues at The Cromwell and Horseshoe Baltimore.
Other revenues for 2015 and 2014 were $162.9 million and $156.6 million, respectively. The increase was primarily due to the opening of Horseshoe Baltimore as well as increases in entertainment and retail revenue at The LINQ Hotel & Casino.
Income from operations was $193.2 million for 2015 as compared to loss from operations of $74.5 million in 2014. The improvement was primarily attributable to the impairment of goodwill for Bally's Las Vegas recognized in the fourth quarter of 2014 and the income impact of increased revenues, offset by increased expenses resulting from the opening of Horseshoe Baltimore. Adjusted EBITDA for 2015 increased by $112.1 million, or 44.1%, when compared to the same period in 2014 primarily driven by increased revenues, partially offset by operating expenses incurred after the openings of The Cromwell and Horseshoe Baltimore. Adjusted EBITDA was positively impacted by favorable casino hold of $12.6 million year over year.
Casino Properties and Developments net revenues for 2014 increased by $242.0 million, or 23.3%, when compared to the same period in 2013, primarily due to the opening of The Cromwell in May 2014 and the opening of Horseshoe Baltimore in August 2014. For 2014, total rated trips increased by approximately 31.8% from 2013, driven by a 37.8% increase for non-lodgers, partially offset by a 4.7% decrease for lodgers. While spend per trip for lodgers and non-lodgers increased respectively, the shift to non-lodgers who typically spend less caused combined spend per trip to decline approximately 4.9%.
Casino revenues for 2014 and 2013 were $799.9 million and $663.5 million, respectively. The increase in Casino revenues was primarily due to the openings of Horseshoe Baltimore and The Cromwell in 2014. Gross casino hold decreased from 11.5% in 2013 to 11.2% in 2014.
Room revenues for 2014 and 2013 were $258.4 million and $241.0 million, respectively. The increase in Room revenue was primarily due to the introduction of resort fees and renovated rooms at Bally's Las Vegas and The LINQ Hotel & Casino. Cash average daily room rates for 2014 increased to $108, or approximately 25.6%, when compared to approximately $86 in 2013. Average daily occupancy was 89.7% in 2014 and 89.5% in 2013. RevPar for 2014 and 2013 was $98 and $82, respectively, or an increase of 19.5%. The revenue impact of favorable trends in room metrics was mostly offset by a lower number of rooms available due to room renovations at The LINQ Hotel & Casino.
Food and beverage revenues for 2014 and 2013 were $245.5 million and $200.6 million, respectively. The increase in Food and beverage revenues was driven largely by new offerings that opened in 2014 such as various new venues at Horseshoe Baltimore and The Cromwell.
Other revenues for 2014 and 2013 were $156.6 million and $94.0 million, respectively. The increase is primarily due to the opening of Drai's at The Cromwell and enhanced entertainment options at the new Axis Theater at Planet Hollywood.

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
Other Factors Affecting Net Income

	CGP LLC			Predecessor Growth Partners
(In millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	October 22 Through December 31, 2013	January 1 Through October 21, 2013
Interest expense, net of interest capitalized	$(196.1)	$(172.9)	$(16.3)	$(61.0)
Interest income - related party	—	119.2	35.8	138.5
Impairment of investment in notes from related party	—	(63.5)	—	—
Gain on sale of investment in notes from related party	—	99.4	—	—
Loss on extinguishment of debt	—	(23.8)	(0.9)	(0.7)
Other income, net	3.9	0.9	—	0.5
Provision for income taxes(1)	(61.9)	(48.9)	(7.1)	(68.0)
Net loss from discontinued operations	—	(15.6)	(0.4)	—
Net loss/(income) attributable to non-controlling interests(2)	(7.1)	33.0	4.6	5.1
_________________________

(1)
The provision for income taxes for CGP LLC for 2015 and 2014, and for the period from October 22 through December 31, 2013 represents the income taxes from its corporate subsidiary, CIE, which is taxed as a corporation for federal, state and foreign income tax purposes. CGP LLC's provision for income taxes also includes the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes for the period up to the date of acquisition by CGP LLC for the properties acquired from CEOC in May 2014. No provision for income taxes is reported for properties within the Casino Properties and Developments operating unit of CGP LLC that were acquired in 2013 as such properties are taxed as a partnership for federal and state income tax purposes whereby any income or losses were allocated to the CGP LLC members and taxed by each member. Predecessor Growth Partners' income taxes represent the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes as if Predecessor Growth Partners filed separate U.S. federal, state and foreign income tax returns, and does not recognize the pass-through entity structure of CGP LLC.

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

Interest Expense, Net of Interest Capitalized
The table below summarizes CGP LLC's interest expenses, net of interest capitalized:

	Year Ended December 31,
(In millions)	2015	2014	2013
CGPH Term Loan, Revolving Credit Facility, and 2022 Notes	$(147.7)	$(126.3)	$—
Cromwell Credit Facility	(21.5)	(16.6)	(18.6)
Planet Hollywood Loan Agreement	—	(14.9)	(39.3)
Baltimore Credit and FF&E Facilities	(30.2)	(11.5)	(9.6)
Other interest income/(expense), including capitalized interest	3.3	(3.6)	(9.8)
Interest expense, net of interest capitalized	$(196.1)	$(172.9)	$(77.3)
Interest Income - Related Party
CGP LLC recognized interest income on the CEOC Notes through the third quarter of 2014. The CEOC Notes had fixed interest rates ranging from 5.625% to 6.50% and maturities ranging from 2015 to 2017. During the third quarter of 2014, CGP LLC sold a portion of the notes to CEOC and distributed the remaining notes as a dividend to its members, pro-rata based upon each member's ownership percentage in CGP LLC.

Impairment of Investment in Notes from Related Party
On August 6, 2014, CGP LLC effectuated a distribution of its 5.75% and 6.50% face value aggregate principal amount of CEOC Notes as a dividend to its members, pro-rata based upon each member's ownership percentage in CGP LLC. Immediately prior to the Notes Distribution, CGP LLC recorded an impairment charge of $63.5 million to release losses that had been accumulated in equity, given that CGP LLC would not recover its amortized cost basis in the CEOC Notes.
Gain on Sale of Investment in Notes from Related Party
On May 5, 2014 CGP LLC entered into a note purchase agreement to sell a portion of its CEOC Notes back to CEOC at fair market value. On July 29, 2014, CGP LLC received $451.9 million of consideration (including $3.8 million for interest) in connection with the Note Purchase Agreement and recognized a gain of $99.4 million.
Loss on Extinguishment of Debt
The Planet Hollywood secured loan contained excess cash flow provisions which required mandatory prepayments when certain conditions were met. Prepayments in excess of the recorded book value of principal owed were recorded in Loss on extinguishment of debt in the Combined and Consolidated Statements of Operations of CGP LLC and Combined Statements of Operations for Predecessor Growth Partners. Inclusive of the impact of the loan payoff in conjunction with the Second Lien Intercreditor Agreement as defined in Intercreditor Agreement and Collateral Agreements section of Note 7- Debt to the CGP LLC Combined and Consolidated Financial Statements in Exhibit 99.1. Loss on extinguishment of debt for the years ended December 31, 2014 and 2013 was $23.8 million and $1.6 million, respectively. There was no Loss on extinguishment of debt recognized for the year ended December 31, 2015.
Other Income/(Expense), Net
For the years ended December 31, 2015, 2014 and 2013, Other income, net was $3.9 million, $0.9 million and $0.5 million, respectively. The increase in Other income, net for 2015 as compared to 2014 was due to CIE's gain recognized on a contract termination.
Provision for Income Taxes
CGP LLC
The provision for income taxes for CGP LLC represents the income taxes from its subsidiary, CIE, which is taxed as a corporation for federal, state and foreign income tax purposes. CGP LLC's provision for income taxes also includes the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes for the period up to the date of acquisition by CGP LLC for the properties acquired from CEOC in May 2014. The provision for income taxes for CGP LLC differs from the expected federal tax rate of 35.0% primarily due to CGP LLC income not taxed at the CGP LLC entity level.
The effective tax rates for December 31, 2015 and 2014 were 21.3% and (32.9)%, respectively. The increase in the effective tax rate for 2015 is primarily due to CGP LLC income not taxed at the CGP LLC entity level in 2015 versus CGP LLC losses not tax benefitted at the CGP LLC entity level in 2014.
Predecessor Growth Partners
The provision for income taxes represents the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes as if Predecessor Growth Partners filed separate U.S. federal, state, and foreign income tax returns. The provision for income taxes for the periods presented differs from the expected federal tax rate of 35% primarily due to tax benefits from foreign operations partially offset by nondeductible stock-based compensation and nondeductible expenses, including lobbying expenditures and professional fees. The effective tax rate for the period from January 1 through October 21, 2013 was 35.8%.
Net Loss from Discontinued Operations, Net of Income Tax
In June 2014, CIE concluded that, effective August 2014, it would suspend operations of its Minsk development studio. As a result, CIE recorded an impairment of $15.5 million in the second quarter of 2014. In the third quarter of 2014, CIE settled its accrued contingent consideration liability for $4.5 million and recognized a gain of $1.4 million on the final disposition of the entity. CGP LLC has presented the operations of the Minsk development studio as discontinued operations in CGP LLC's Combined and Consolidated Statements of Operations.
Net Loss/(Income) Attributable to Non-controlling Interests
CGP LLC
CGP LLC's non- controlling interest reflects the non-controlling interest associated with consolidating CIE and the Maryland Joint Venture into CGP LLC. Net income attributable to non-controlling interests in Caesars Interactive for 2015 was $20.2 million. For 2014 and the period from October 22 through December 31, 2013, net loss of $4.5 million and $0.9 million was attributable to non-controlling interests in CIE for the respective period. Net loss attributable to non-controlling interests in the Maryland Joint Venture was $13.1 million, $28.5 million and $3.7 million for the years ended December 31, 2015, 2014 and the period from October 22 through December 31, 2013, respectively.
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
The financial statements are prepared in accordance with generally accepted accounting principles in the United States. Adjusted EBITDA is a non-GAAP financial measure that is reconciled to its most comparable GAAP measure below. Adjusted EBITDA is included because management believes that Adjusted EBITDA provides investors with additional information that allows for an understanding of the results of operational activities separate from the financial impact of capital investment decisions made for the long-term benefit of CGP LLC and Predecessor Growth Partners.
Because not all companies use identical calculations, the presentation of CGP LLC's and Predecessor Growth Partners' EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

	For the Year Ended December 31, 2015
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other(1)	Total
Net income/(loss) from continuing operations	$127.7	$(0.9)	$102.1	$228.9
Provision for income taxes	61.9	—	—	61.9
Income/(loss) from continuing operations before income taxes	189.6	(0.9)	102.1	290.8
Interest expense, net of interest capitalized	5.2	194.1	(3.2)	196.1
Depreciation and amortization	29.8	148.0	—	177.8
EBITDA	224.6	341.2	98.9	664.7
Other (income)/expense, net	(4.9)	—	1.0	(3.9)
Write-downs, reserves and project opening costs, net of recoveries(3)	0.1	12.0	—	12.1
Change in fair value of contingently issuable non-voting membership units(4)	—	—	(117.2)	(117.2)
Acquisition and integration costs	—	0.3	—	0.3
Impairment of tangible and other intangible assets	—	1.0	—	1.0
Stock-based compensation(6)	59.5	5.0	—	64.5
Other(7)	3.4	7.0	0.4	10.8
Adjusted EBITDA	$282.7	$366.5	$(16.9)	$632.3

	For the Year Ended December 31, 2014
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other(1)	Total
Net income/(loss) from continuing operations	$(20.9)	$(280.4)	$103.7	$(197.6)
Provision for income taxes	36.3	12.6	—	48.9
Income/(loss) from continuing operations before income taxes	15.4	(267.8)	103.7	(148.7)
Interest expense, net of interest capitalized	5.8	169.5	(2.4)	172.9
Interest income, including related party	—	—	(120.2)	(120.2)
Depreciation and amortization	28.5	114.5	—	143.0
EBITDA	49.7	16.2	(18.9)	47.0
Other expense, net	0.1	—	—	0.1
Loss on extinguishment of debt(2)	—	23.8	—	23.8
Write-downs, reserves and project opening costs, net of recoveries(3)	2.5	50.6	—	53.1
Change in fair value of contingently issuable non-voting membership units(4)	—	—	38.7	38.7
Change in fair value of contingent consideration(5)	32.7	—	—	32.7
Impairment of goodwill	—	147.5	—	147.5
Acquisition and integration costs	2.0	14.5	0.9	17.4
Gain on sale of investment in notes from related party	—	—	(99.4)	(99.4)
Impairment on investment in notes from related party	—	—	63.5	63.5
Stock-based compensation(6)	86.7	1.3	—	88.0
Other(7)	3.3	0.5	—	3.8
Adjusted EBITDA	$177.0	$254.4	$(15.2)	$416.2

	For the Period From October 22 Through December 31, 2013
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other(1)	Total
Net (loss)/income from continuing operations	$(8.8)	$4.1	$(119.6)	$(124.3)
Provision for income taxes	2.6	4.5	—	7.1
(Loss)/income from continuing operations before income taxes	(6.2)	8.6	(119.6)	(117.2)
Interest expense, net of interest capitalized	0.5	15.8	—	16.3
Interest income, including related party	—	—	(35.8)	(35.8)
Depreciation and amortization	3.6	17.5	—	21.1
EBITDA	(2.1)	41.9	(155.4)	(115.6)
Loss on extinguishment of debt(2)	—	0.9	—	0.9
Write-downs, reserves and project opening costs, net of recoveries(3)	—	3.9	—	3.9
Change in fair value of contingently issuable non-voting membership units(4)	—	—	138.7	138.7
Change in fair value of contingent consideration(5)	2.9	—	—	2.9
Acquisition and integration costs	0.1	—	14.6	14.7
Stock-based compensation(6)	17.8	0.2	—	18.0
Other(7)	0.4	0.1	—	0.5
Adjusted EBITDA	$19.1	$47.0	$(2.1)	$64.0

	For the Period From January 1 Through October 21, 2013
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other(1)	Total
Net (loss)/income from continuing operations	$(0.4)	$32.2	$90.0	$121.8
(Benefit from)/provision for income taxes	(3.0)	22.5	48.5	68.0
(Loss)/income from continuing operations before income taxes	(3.4)	54.7	138.5	189.8
Interest expense, net of interest capitalized	2.2	58.8	—	61.0
Interest income, including related party	—	—	(138.5)	(138.5)
Depreciation and amortization	13.7	66.8	—	80.5
EBITDA	12.5	180.3	—	192.8
Other income, net	(0.1)	(0.4)	—	(0.5)
Loss on extinguishment of debt(2)	—	0.7	—	0.7
Write-downs, reserves and project opening costs, net of recoveries(3)	—	15.6	—	15.6
Change in fair value of contingent consideration(5)	50.0	—	—	50.0
Acquisition and integration costs	0.5	—	—	0.5
Stock-based compensation(6)	13.2	0.3	—	13.5
Other(7)	2.3	0.2	—	2.5
Adjusted EBITDA	$78.4	$196.7	$—	$275.1
_________________________

(1)	Includes investment in CEOC bonds through the third quarter of 2014, the CGP parent company and intercompany eliminations.

(2)
Amounts represent the difference between the fair value of consideration paid and the book value, net of deferred financing costs, of debt retired through debt extinguishment transactions, which are capital structure related, rather than operational type costs.

(3)	Amounts primarily represent development costs related to the construction of The Cromwell and Horseshoe Baltimore, and the renovation of The LINQ Hotel & Casino.

(4)
Amounts represent the change in fair value of contingently issuable non-voting membership units associated with the CIE earn-out calculation related to the transactions establishing CGP LLC. The total amount represents the estimated fair value of CGP LLC non-voting membership units to be issued to a subsidiary of Caesars Entertainment.

(5)	Amounts represent the change in fair value of contingent consideration for CIE acquisitions.

(6)	Amounts represent stock-based compensation expense related to stock options, restricted stock and restricted stock units.

(7)	Amounts represent other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified, such as lobbying expenses.
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
CGP LLC's capital spending and maintenance, if they go forward, could require significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion, and the commencement of operations of development projects are contingent upon, among other things, negotiation of final agreements and receipt of requisite approvals from the applicable political and regulatory bodies. Excluding amounts spent for the purchases of businesses, CGP LLC's cash used for capital spending for the years ended December 31, 2015 and 2014 and the period from October 22 through December 31, 2013 was $174.5 million, $568.3 million and $42.6 million, respectively. Predecessor Growth Partners' cash used for capital spending for the period from January 1, 2013 through October 21, 2013 totaled $156.6 million.
The majority of the 2015 capital spending related to the renovation of The LINQ Hotel & Casino. The LINQ Hotel & Casino began opening a portion of the Phase II renovations in March 2015 and it was substantially completed in early May 2015. The majority of the 2014 and 2013 capital spending related to The Cromwell which was completed and reopened in the second quarter of 2014, Horseshoe Baltimore which opened in August 2014, and the renovation of The LINQ Hotel & Casino. For the years ended December 31, 2015, 2014 and 2013, capital expenditures net of related payables for The LINQ Hotel & Casino were $112.0 million, $111.8 million and $36.0 million, respectively. For the years ended December 31, 2014 and 2013, capital expenditures net of related payables for The Cromwell were $139.0 million and $58.6 million, respectively. For the year ended December 31, 2014, capital expenditures net of related payables for Horseshoe Baltimore was $258.6 million.

Liquidity
CGP LLC and its subsidiaries' primary sources of liquidity include currently available cash and cash equivalents, cash flows generated from its operations and borrowings under the $150.0 million CGPH revolving credit agreement ("CGPH Revolving Credit Facility") which is intended to satisfy CGPH's short-term liquidity needs. CGP LLC's cash and cash equivalents, excluding restricted cash, totaled $901.7 million and $944.1 million at December 31, 2015 and 2014, respectively. Of total cash and cash equivalents, Caesars Interactive had $99.1 million and $92.1 million in foreign subsidiaries at December 31, 2015 and 2014, respectively. Caesars Interactive may use the cash in its subsidiaries outside the U.S. to repay debt payable to related parties, fund operations at these subsidiaries, pursue international acquisitions, or repatriate the cash to the United States.
Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows. Long-term obligations are expected to be paid through operating cash flows, refinancing of existing debt or the issuance of new debt, or, if necessary, additional investments from its equity holders. CGP LLC's operating cash inflows are used for operating expenses, debt service costs, repurchase of equity from CIE's management shareholders, working capital needs and capital expenditures in the normal course of business. CGP LLC's ability to refinance debt will depend upon numerous factors such as market conditions, CGP LLC's financial performance, and the limitations applicable to such transactions under CGP LLC's and its subsidiaries' financing documents. Additionally, CGP LLC's ability to fund operations, pay debt obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond CGP LLC's control, and disruptions in capital markets and restrictive covenants related to CGP LLC's existing debt could impact CGP LLC's ability to fund liquidity needs, pay indebtedness and secure additional funds through financing activities.
CGP LLC's restricted cash totaled $12.5 million and $40.0 million at December 31, 2015 and 2014, respectively. Restricted cash and cash equivalents include amounts restricted under the terms of the Baltimore Credit Facility and the Cromwell Credit Facility, as defined below. The classification of restricted cash between current and long-term is dependent upon the intended use of each particular reserve.
Issuers issued $675.0 million aggregate principal amount of their 9.375% second-priority senior secured notes due 2022 pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee (the "Indenture"). On May 8, 2014, CGPH closed on $1.175 billion of term loans pursuant to a credit agreement. CGPH filed a registration statement on Form S-4 (the "Registration Statement") on March 30, 2015 and amendments to such Registration Statement on May 18, 2015 and May 29, 2015 to initiate an offer to exchange the 2022 Notes and certain related guarantees in a private offering for a like aggregate amount of CGPH's registered 9.375% Second-Priority Senior Secured Notes due 2022 and certain related guarantees (collectively refer to as the "Exchange Notes"). The Registration Statement was declared effective on June 26, 2015 (the "Effective Date"). The exchange offer was consummated on July 28, 2015. As of December 31, 2015, CGPH had $1,125.7 million, $660.3 million and $45.0 million in book value of indebtedness outstanding for the CGPH Term Loan, 2022 Notes and Revolving Credit Facility, respectively. At December 31, 2014, the book value of indebtedness outstanding for the CGPH Term Loan and 2022 Notes was $1,132.5 million and $658.7 million, respectively. As of December 31, 2015, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for certain of CGPH's outstanding debt securities.
In November 2012, Corner Investment Propco, LLC ("PropCo") entered into a $185.0 million, seven-year senior secured credit facility bearing interest at LIBOR plus 9.75% with a LIBOR floor of 1.25% (the "Cromwell Credit Facility") to fund the renovation of The Cromwell into a boutique lifestyle hotel. As of December 31, 2015, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
As of December 31, 2014, CIE had $39.8 million of book value of indebtedness outstanding and payable to Caesars Entertainment which was repaid in its entirety during the year ended December 31, 2015. Horseshoe Baltimore had $318.8 million and $319.2 million for the respective periods, and The Cromwell had $169.2 million and $178.0 million, respectively, of book value of indebtedness outstanding and payable to third-party lenders for the same periods.
As of December 31, 2015 and 2014, CGP LLC had $2,402.3 million and $2,386.2 million, respectively, face value of indebtedness outstanding, including capital lease indebtedness. Cash paid for interest for years ended December 31, 2015, 2014 and 2013 was $190.9 million, $117.4 million, and $45.3 million, respectively.
CGP LLC believes that its cash and cash equivalents balance and its cash flows from operations will be sufficient to meet its normal operating and debt service requirements during the next 12 months and the foreseeable future and to fund capital expenditures expected to be incurred in the normal course of business.

Capital Resources
The following table presents CGP LLC's outstanding third-party debt as of December 31, 2015 and 2014.

	Final Maturity	Interest Rates at December 31, 2015	Face Value at December 31, 2015	Book Value at December 31,
(Dollars in millions)				2015	2014
Secured debt
Caesars Growth Properties Holdings Revolving Credit Facility(1)	2019	variable	$45.0	$45.0	$—
Caesars Growth Properties Holdings Term Loan	2021	6.25%	1,157.4	1,125.7	1,132.5
Caesars Growth Properties Holdings Notes	2022	9.375%	675.0	660.3	658.7
Horseshoe Baltimore Credit and FF&E Facilities	2019 - 2020	8.25% - 8.75%	327.3	315.0	315.6
Cromwell Credit Facility	2019	11.00%	174.6	169.2	178.0
Capital lease obligations	2016 - 2017	various	1.2	1.2	3.9
Other financing obligations	2018	8.00%	4.7	3.8	3.6
Unsecured debt
Special Improvement District Bonds	2037	5.30%	14.1	14.1	14.5
Other financing obligations	2016	various	3.0	3.0	4.5
Total debt			2,402.3	2,337.3	2,311.3
Current portion of total debt			(69.7)	(69.7)	(19.6)
Long-term debt			$2,332.6	$2,267.6	$2,291.7
________________________________
(1) Variable interest rate calculated as LIBOR plus 5.25%
CGP LLC has early adopted ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, during the quarter ended June 30, 2015 and reclassified $14.5 million of unamortized debt issuance costs from Deferred charges and other assets to a direct deduction from the carrying amount of the debt liability in Long-term debt in CGP LLC's Consolidated Balance Sheet as of December 31, 2014. See Note 2 — Recently Issued Accounting Pronouncements of the CGP LLC Combined and Consolidated Financial Statements in Exhibit 99.1.
As of December 31, 2015, CGP LLC is in compliance with all affirmative and negative covenants related to debt instruments.
During the quarters ended December 31, 2014 and March 31, 2015, Propco failed to meet the covenant of achieving consolidated EBITDA of at least $7.5 million. The Cromwell Credit Facility allows CGP LLC to cure this covenant by making a cash cure payment. Such payments were made on March 31, 2015 during the permitted cure period for the quarter ended December 31, 2014 and on May 22, 2015 during the permitted cure period for the quarter ended March 31, 2015. The Cromwell Credit Facility allows this right to cure provided that (i) in each eight-fiscal-quarter period there shall be no more than five fiscal quarters in which the cure right is exercised and (ii) the cure right may not be exercised in any fiscal quarter that immediately follows two consecutive fiscal quarters in which it was exercised.
The CGPH Term Loan also provides for a $150.0 million revolving credit agreement (the "Revolving Credit Facility"). As of December 31, 2015, $45.0 million of borrowings were outstanding under the Revolving Credit Facility and $0.1 million was committed to outstanding letters of credit. The Revolving Credit Facility has a contractual maturity of greater than one year and CGPH has the ability to repay the outstanding principal balances beyond the next 12 months. Amounts borrowed under the Revolving Credit Facility are intended to satisfy short-term liquidity needs and are classified in Current portion of long-term debt in the Consolidated Balance Sheets. On January 21, 2016, CGPH drew an additional $15.0 million of borrowings on its $150.0 million Revolving Credit Facility.
The Horseshoe Baltimore Credit Facility also provides for a $10.0 million revolving credit agreement with a five-year maturity that remained undrawn at December 31, 2015.
See Note 7 — Debt of the CGP LLC Combined and Consolidated Financial Statements in Exhibit 99.1 for further details.
CIE Credit Facility
Caesars Interactive entered into a credit facility whereby Caesars Entertainment provided to Caesars Interactive unsecured intercompany loans as requested by CIE and approved by Caesars Entertainment on an individual transaction basis. No principal payments were required on the unsecured intercompany loans until their maturity date of November 29, 2016. The unsecured intercompany loans bore interest on the unpaid principal amounts at a rate per annum equal to LIBOR plus 5%. This credit facility did not have any restrictive or affirmative covenants. The outstanding balance on the credit facility was

$39.8 million as of December 31, 2014. During the year ended December 31, 2015, CIE repaid in full the $39.8 million outstanding balance.
Rock Promissory Notes
In March 2012, Rock and CIE entered into an agreement pursuant to which Rock purchased approximately 6,155 shares of CIE common stock for $30.4 million in cash and agreed to purchase additional shares of CIE common stock on or before July 2, 2012. CIE used the proceeds from this sale to prepay a portion of the then outstanding balance on the credit facility. In June 2012, CIE and Rock modified the agreement with Rock such that CIE issued to Rock approximately 382 shares of CIE common stock and a promissory note for $28.5 million in exchange for $30.4 million in cash. The promissory note was convertible into approximately 5,773 shares of CIE common stock, upon the satisfaction of certain criteria. In November 2012, CIE issued to Rock an additional promissory note for $19.2 million in exchange for $19.2 million in cash. The additional promissory note was convertible into approximately 3,140 shares of CIE common stock, upon the satisfaction of certain criteria. Both promissory notes automatically converted into 8,913 shares of CIE common stock in November 2014.
Contingently Issuable Non-voting Membership Units
Pursuant to the terms of the CGP Operating Agreement, in conjunction with CGP LLC's acquisition of CIE from Caesars Entertainment, CGP LLC is obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from a specified portion of CIE's social and mobile games business exceeds a predetermined threshold amount in 2015. Upon the October 21, 2013 closing of the Transactions, CGP LLC recorded a liability of $167.8 million representing the estimated fair value of the contingently issuable non-voting membership units. The estimated fair value of the contingently issuable non-voting membership units was adjusted to $228.0 million and $345.2 million at December 31, 2015 and December 31, 2014, respectively. The change in fair value was a decrease of $117.2 million for 2015 and an increase of $38.7 million for 2014, respectively, which was reported within the CGP LLC Combined and Consolidated Statements of Operations. CGP LLC believes that it will issue approximately 31.9 million Class B non-voting units pursuant to the terms of the Transactions, although the final number of units to be issued is subject to the agreement of both CAC and CEC.
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
On August 6, 2014, CGP LLC effectuated a distribution of its 5.75% and 6.50% face value aggregate principal amount of notes previously issued by CEOC as a dividend to its members, pro rata based upon each member's ownership percentage in CGP LLC. CAC, as a member of CGP LLC and the holder of 42.4% of the economic interests in CGP LLC at the time of the Notes Distribution, received in connection with the Notes Distribution $137.5 million in aggregate principal amount of the 6.50% Senior Notes and $151.4 million in aggregate principal amount of the 5.75% Senior Notes.
Other Obligations and Commitments
The table below summarizes CGP LLC's contractual obligations and other commitments as of December 31, 2015.

	Payments Due by Period
(In millions)	Total	0-3 years	4-5 years	After 5 years
Debt payable to third parties, face value	$2,402.3	$115.7	$501.0	$1,785.6
Estimated interest payments to third parties(1)	1,081.1	568.6	362.4	150.1
Operating lease obligations	890.9	153.5	103.2	634.2
Other contractual obligations(2)	160.3	117.9	17.4	25.0
	$4,534.6	$955.7	$984.0	$2,594.9
_________________________

(1)	Estimated interest for variable rate debt included in this table is based on rates at December 31, 2015.

(2)
Entertainment obligations represent obligations to pay performers that have contracts for future performances. This amount does not include estimated obligations for future performances where payment is only guaranteed when the performances occur and/or is based on factors contingent upon the profitability of the performances.

Off-Balance Sheet Arrangements
CGP LLC did not have any off-balance sheet arrangements at December 31, 2015 or 2014.

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
On February 13, 2014, CIE acquired 100% of the voting and economic interest in Pacific Interactive, a company based in the United Kingdom. Aggregate consideration was $51.8 million, including CIE's preliminary estimate of $30.5 million in contingent consideration. Pacific Interactive is the operator of House of Fun Slots, which is among the leading social and mobile casino-themed games on Facebook, iOS, and Android platforms. Similar to CIE's legacy games, Pacific Interactive offers its games under a "free-to-play" model in which users can download and play the game for free, but are charged for additional game coins and other virtual consumable goods.
CIE applied the acquisition method of accounting to these business combinations, which required the company to identify the acquiring entity, determine the appropriate acquisition date, recognize and measure the identifiable assets acquired and liabilities assumed in the transaction, and recognize and measure goodwill.
The application of the acquisition method accounting guidance had the following effects on its consolidated financial statements: (i) CIE measured the fair value of identifiable assets and liabilities in accordance with promulgated valuation recognition and measurement provisions and recognized such in CGP LLC's consolidated balance sheets as of December 31, 2015 and 2014; (ii) CIE reported the operating results of Buffalo Studios in Predecessor Growth Partners' combined statements of operations and cash flows for the period ended October 21, 2013 as well as in CGP LLC's consolidated financial statements for periods subsequent to October 21, 2013; and (iii) CIE reported the operating results of Pacific Interactive subsequent to its acquisition date.
CIE engaged independent third-party valuation expertise to assist in the fair value determination of identifiable intangible assets such as the established user base, the game engine and the developed games, and in the fair value determination of any other significant tangible assets or liabilities, such as long-lived property. Enterprise value allocation methodology requires that management make assumptions and apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities primarily using discounted cash flows and replacement cost analysis. If actual amounts significantly differ from the estimates or assumptions used to complete the enterprise valuation and estimate the fair value of acquired assets and liabilities, the resulting difference can materially affect the fair value of net assets.
CIE recorded acquisition date fair values of Buffalo Studios' assets of approximately $52.9 million, and fair value of liabilities assumed of approximately $2.1 million, excluding contingent consideration. CIE recorded acquisition date fair values of Pacific Interactive's assets of approximately $64.2 million, and fair value of liabilities assumed of approximately $12.4 million, excluding contingent consideration.
Investment in CES
Investment in CES consists of membership interests in CES which is a variable interest entity of which CGP LLC owns less than 20% and is not the primary beneficiary. CGP LLC does not exercise significant influence over the variable interest entity and therefore accounts for the investment using the cost method (see Note 19 — Related Party Transactions to the CGP LLC Combined and Consolidated Financial Statements in Exhibit 99.1). CGP LLC reviews this investment quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, CGP LLC considers available quantitative and qualitative evidence in evaluating potential impairment of this investment. If the carrying value of CGP LLC's investment exceeds its estimated fair value, CGP LLC evaluates, among other factors, general market conditions, the duration and extent to which the estimated fair value is less than CGP LLC's carrying value, and CGP LLC's intent and ability to hold, or plans to sell, the investment. CGP LLC also considers specific adverse conditions related to the financial health of and business outlook for the investee, including operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new carrying basis in the investment will be established. CGP LLC did not recognize an impairment charge in fiscal years 2015 and 2014 on this investment.
Long-Lived Assets
CGP LLC has significant capital invested in its long-lived assets and judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets, and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation and amortization expense recognized in the financial results and whether CGP LLC has a gain or loss on the disposal of an asset. CGP LLC assigns lives to its assets based on its standard policy, which is established by management as representative of the useful life of each category of asset. CGP LLC reviews the carrying value of its long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition, and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the asset group level, which, for most of CGP LLC's assets, is the individual property.
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
The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results, valuation multiples, and discount rates to determine their fair value. Changes in these assumptions can materially affect these estimates. Thus, to the extent the gaming volumes deteriorate further in the near future, discount rates increase significantly, or CGP LLC does not meet its projected performance, CGP LLC could have impairments to record in the next twelve months, and such impairments could be material. This is especially true for any of our properties where goodwill and other non-amortizing intangible assets have been partially impaired as a result of a recent impairment analysis.
As of December 31, 2015, CGP LLC had approximately $302.5 million in total book value of goodwill and $260.7 million of other non-amortizing intangible assets that are at risk of further partial or total impairment should CGP LLC experience minor adverse changes in our significant assumptions in the future. Of this amount, $237.0 million is allocated to Planet Hollywood, Harrah's New Orleans and CIE reporting units. These reporting units have estimated fair values significantly in excess of their carrying values and therefore, are not at risk of partial or total impairment outside of drastic, unforeseen circumstances. Specifically, Planet Hollywood's estimated fair value exceeded its carrying value by a margin of 189.1%, Harrah's New Orleans' estimated fair value exceeded its carrying value by a margin of 34.7%, and CIE's estimated fair value exceeded its carrying value by a margin of 951.0%. $65.5 million of goodwill is allocated to our Bally's Las Vegas reporting unit, at which we recorded impairment charges in the fourth quarter of 2014. At December 31, 2015, Bally's Las Vegas' estimated fair value exceeded its carrying value by a margin of 13.8%. Thus, to the extent gaming volumes deteriorate further in the near future, discount rates increase significantly, or we do not meet our projected performance, we could have impairments to record in the next twelve months, and such impairments could be material. This is especially true for any of our properties where goodwill has been partially impaired as a result of a recent impairment analysis. Impairment charges related to goodwill or intangible assets other than goodwill are recognized in impairment of goodwill or impairment of non-amortizing intangible assets in the Combined and Consolidated Statements of Operations. See Note 5 — Goodwill and Other Intangible Assets of the CGP LLC Combined and Consolidated Financial Statements for additional information.
Revenue Recognition
Interactive Entertainment—Social and Mobile Games
CIE derives revenue from the sale of virtual goods within casino-themed social and mobile games which are played on various global social and mobile third-party platforms. CIE's largest application, Slotomania, represented 48.5%, 51.0% and 63.6% of CIE's social and mobile games revenue for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Once obtained, virtual currency (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play. When virtual currency is played in the games, the game player could "win" and would be awarded additional virtual currency, or could "lose" and lose the future use of that virtual currency. As the game player does not receive any additional benefit from the games, nor is the game player entitled to any additional rights once the game player's virtual goods are substantially consumed, CIE has concluded that the virtual goods represent consumable goods.
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
Because CIE is unable to distinguish between the consumption of purchased or free virtual currency, CIE must estimate the amount of outstanding purchased virtual currency at each reporting period based on customer behavior. Based upon an analysis of the customers' historical play behavior, the timing difference between when virtual currencies are purchased by a customer and when those virtual currencies are consumed in gameplay is relatively short. CIE records within Other current liabilities the deferred revenue associated with its social and mobile games, and also records within Prepayments and other current assets the prepaid platform fees associated with this deferred revenue.
As of December 31, 2015 and 2014, CIE had deferred revenue associated with its social and mobile games of $3.9 million and $3.0 million, respectively, recorded within Other current liabilities on CGP LLC's Combined and Consolidated Balance Sheets. CIE also recorded within Prepayments and other current assets the prepaid platform fees associated with this deferred revenue, aggregating $1.2 million and $0.9 million at December 31, 2015 and 2014, respectively.
CIE continues to gather detailed customer play behavior and assesses this data in relation to its revenue recognition policy. To the extent the customer play behavior changes, CIE reassesses its estimates and assumptions used for revenue recognition.
CIE's games are played on various social and mobile third-party platforms for which such third parties collect monies from CIE's customers and pay CIE an amount after deducting a platform fee. CIE is the primary obligor with its customers, and under most of these arrangements, retains the ability to establish the pricing for its virtual currencies and assumes all credit risk with its customers.
Based upon the above facts, CIE recognizes the majority of its revenues from its game-playing customers on a gross basis and related platform fees are recorded as a component of operating expense.
Prior to September 2013, transactions conducted through the Facebook platform were facilitated using Facebook credits ("FB Credits"), which is a form of virtual currency specific to the Facebook platform. Effectively, transactions priced by CIE to sell a specified number of virtual goods for a specified cost in a game player's local currency had FB Credits inserted into the transaction flow, whereby the purchase price paid by the game player was first converted to FB Credits, and the FB Credits were then converted into the resulting number of virtual goods. This provided a means for Facebook platform users to accumulate FB Credits prior to making an in-application purchase, and for the Facebook platform to provide to its users FB Credits at a discount or for free.
Subsequent to the September 2013 elimination of FB Credits, Facebook may provide free gift cards or determine other means of discounting virtual currencies purchased by the Facebook platform users. As a result, CIE reviews the individual transaction details to ensure that revenues recognized for the sale of virtual currencies through the Facebook platform represent cash paid for such currencies by CIE's game players.
Taxes collected from customers on behalf of governmental authorities are accounted for on a net basis and are not included in net revenues or operating expenses.
Contingently Issuable Non-voting Membership Units
Pursuant to the terms of the CGP Operating Agreement, in conjunction with CGP LLC's acquisition of CIE from Caesars Entertainment, CGP LLC is obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from a specified portion of CIE's social and mobile games business exceeds a predetermined threshold amount in 2015. This instrument was considered a derivative instrument. Therefore, the balance of this liability was adjusted to reflect the expected number of non-voting units to be issued at the current estimated fair value of those units at each reporting date. Both the estimate of the number of units to be issued and the estimated fair value of non-voting units at the reporting date fall into Level 3 within the fair value hierarchy. The significant unobservable input used in the fair value measurement of the

Contingently issuable non-voting membership units payable was forecasted earnings. Significant changes in forecasted earnings would have resulted in a significantly higher or lower fair value measurement. CGP LLC believes that it will issue approximately 31.9 million Class B non-voting units pursuant to the terms of the Transactions, although the final number of units to be issued is subject to the agreement of both CAC and CEC.
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
In February 2014, the Committee approved a liquidity plan, setting forth the terms and conditions upon which CIE may elect to purchase, or cause to be purchased, CIE owned shares and/or shares underlying options, RSUs, restricted stock or warrants ("deemed held shares") held by eligible individuals, from time to time, during the term of the plan, and providing the eligible individuals with a market for their CIE shares and/or deemed held shares (the "Liquidity Plan").
The following is a description of the components of these programs under the Plan as of December 31, 2015:
Stock Options and Warrants
Time-based stock options and warrants have been granted to employees and non-employees, and are subject to graded vesting periods ranging from three to seven years. Vesting is subject to the participant's continued employment or service, through the applicable vesting date.
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
As described above, the Committee approved the Liquidity Plan to provide offers to repurchase certain awards and CIE shares from participants of the Plan. For accounting purposes, the provisions of the Liquidity Plan were deemed to modify the awards underlying the Plan. Effectively, the Company has determined to account for the subject stock options and warrants as if CIE has a conditional obligation to settle such options in cash at some future date pursuant to the Liquidity Plan. However, (i) the Liquidity Plan is fully at CIE's discretion, (ii) requires additional approval by the HRC for all future purchases and (iii) makes no commitment that any specific employees will be permitted to participate in future shares or deemed share purchases, if any. As a result of this modification, all outstanding options and warrants granted under the Plan were modified to be accounted for as liability-classified awards at December 31, 2015.
Certain CIE employees have been granted CIE stock options with vesting conditions achieved upon CIE meeting certain consolidated earnings targets. These stock options are subject to the call feature described in the preceding paragraph and are thus classified as liability instruments, with compensation cost recorded over the estimated service period implied by the particular performance target pertaining to each tranche of awards.
Certain non-employees have been granted CIE stock options which initially contained vesting conditions associated with the legalization and implementation of online gaming in the U.S. Under the original grant agreements, these stock options were to vest based on conditions other than market, performance or service conditions and therefore were recorded as liability-classified instruments and were measured at their fair value at each reporting date for accounting purposes. These stock options were modified during 2015 to remove such vesting conditions and to instead subject the awards to graded three year vesting from the date of modification. These stock options are subject to the call feature described in the preceding paragraph, and are thus classified as liability instruments, with compensation cost to be recognized ratably by CIE over the amended three-year vesting schedule.

Restricted Shares and RSU's
Certain key employees of a subsidiary of CIE have been granted restricted shares which became fully vested during 2014 and which were reclassified to equity in 2015.
Certain key CIE employees have been granted RSUs, which are subject to vesting periods ranging from two to seven years. For RSU awards subject to a seven-year vesting period, 25% of the award vests ratably over four years, 25% vests ratably over 5 years, 25% vests ratably over six years and 25% vests ratably over seven years. The remaining RSUs are subject to either cliff vesting, whereby 100% of the award vests once the service period has been met, or graded vesting, whereby the award vests ratably over the service period.
For the period from October 22 through December 31, 2013, restricted shares and RSUs were equity-classified instruments and were measured at their fair value at the date of grant for accounting purposes. Restricted shares and RSUs were subject to the provisions of the Liquidity Plan as described above and were deemed modified in 2014. As a result of this modification, the Company reversed any previously recorded expense in 2014 and any outstanding restricted shares and RSUs were recorded at fair value at December 31, 2015 and 2014. If an RSU is not repurchased within six months and one day of vesting, the award will be reclassified to equity and CIE will no longer record the award at fair value.
Share Repurchases
During the year ended December 31, 2013, CIE repurchased shares at prices ranging from $5,221 to $5,446 per share. Aggregate consideration paid by CIE totaled $9.9 million during the year ended December 31, 2013.
During the year ended December 31, 2014, CIE repurchased shares at prices ranging from $8,000 to $10,710 per share. Aggregate consideration paid by CIE totaled $28.6 million during the year ended December 31, 2014.
During the year ended December 31, 2015, CIE repurchased shares at prices ranging from $12,630 to $15,340 per share. Aggregate consideration paid by CIE totaled $54.9 million during the year ended December 31, 2015.
During January and February 2016, CIE repurchased shares at a price of $15,740 per share. Aggregate consideration paid by CIE totaled $26.7 million during January and February 2016.
Valuation of CIE Common Stock
CIE determines the value of its common stock in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the "Practice Aid") with the assistance of a third-party valuation firm, and taking into account facts and circumstances specific to each quarter. Given the relative independence of the components of the entity, the valuation specialists, performed sum of the parts valuations which used a combination of market-based and income-based approaches for the various business components to determine the value of each component of the business, and then aggregated these component values to arrive at the estimated business enterprise value.
After concluding on a business enterprise value, that value is converted into an equity value by subtracting the debt on the balance sheets as of each valuation date. The resultant equity value was divided by the number of outstanding common shares and in-the-money options and warrants at each valuation date to determine the fair value of an individual share of common stock.
The valuation specialists also considered the appropriate premiums and discounts that must be assessed in relation to the valuation of CIE's common stock supporting the outstanding options and warrants. The majority of CIE's common stock is owned by CGP LLC. As such, any shares obtained pursuant to options and warrants will have the same inability to control or influence decisions that are subject to shareholder approval as the shares that were obtained in the first quarter 2012 arms-length sale of CIE's common stock to an independent investor and in the fourth quarter sale of CIE's common stock pursuant to the third-party investor's exercise of their purchase option. As such, the common stock valuation methodology used for purposes of valuing stock options did not require any additional discount for lack of control.
Having taken the above considerations into account, the fair value of CIE's common stock was then used by an independent third-party valuation specialist to determine the fair value of CIE's options and warrants.
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
On May 8, 2014, CEC granted awards to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries in accordance with the Equity Plan in order to reward and provide incentive for services provided in their capacity, promote the success of CGP LLC and more closely align the interests of such individuals with those of the stockholders of the Company. Awards under this plan vest one-third on each of October 21, 2014, 2015 and 2016. Expense associated with the vesting of such awards is recorded as management fee expense by CGP LLC, totaling $11.9 million and $9.9 million for the years ended December 31, 2015 and 2014, respectively. Upon issuance of shares pursuant to this plan, such shares will be contributed to CGP LLC by CAC as additional investment into that entity, at which time CGP LLC will settle its management fee obligation with CEC and its subsidiaries through a distribution of such shares to CEC. Also upon issuance of shares pursuant to this plan, CGP LLC will issue an equivalent number of voting units in CGP LLC and distribute those units to CAC. As CAC will receive voting units in CGP LLC in exchange for the shares of CAC issued pursuant to this plan, there is no expected dilutive impact to CAC's Earnings per Share ("EPS") (see Note 4 — Stockholders' Equity and Earnings Per Share).
Investment in Senior Notes Previously Issued by a Related Party
Predecessor Growth Partners' investments in senior notes of approximately $1.1 billion, issued by CEOC, a related party, were classified as available for sale investments and recorded at fair value with changes in fair value being recorded in Accumulated other comprehensive income. The CEOC Notes had fixed interest rates ranging from 5.625% to 6.50% and maturities ranging from 2015 to 2017. Any discount or premium was amortized to interest income using the effective interest method. CGP LLC classified the investment in notes from related party as current or long-term depending on the maturity of the instruments along with management's intent on holding such instruments.
On May 5, 2014, CGP LLC entered into a note purchase agreement to sell a portion of its CEOC Notes back to CEOC at fair market value. On July 29, 2014, CGP LLC received $451.9 million of consideration (including $3.8 million for interest) in connection with the CEOC Notes purchase transaction and recognized a gain of $99.4 million.
On August 6, 2014, CGP LLC effectuated a distribution of its 5.75% and 6.50% CEOC Notes as a dividend to its members, pro-rata based upon each member's ownership percentage in CGP LLC. Immediately prior to the Notes Distribution, CGP LLC recorded an impairment charge of $63.5 million to recognize losses that had been accumulated in equity, given that CGP LLC would not recover its amortized cost basis in the CEOC Notes.
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

Other Items
Formation of Caesars Enterprise Services, LLC
CES, a services joint venture among CEOC, CERP, a subsidiary of Caesars Entertainment, and CGPH, manages CGP LLC's properties and provides CGP LLC with access to Caesars Entertainment's management expertise, intellectual property, back office services and Total Rewards loyalty program. CES also employs personnel under each property's corresponding property management agreement. Operating expenses are allocated to each Member with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements. Corporate expenses that are not allocated to the properties directly are allocated by CES to CEOC, CERP, and CGPH according to their allocation percentages (initially 70.0%, 24.6% and 5.4%, respectively), subject to annual review. As a result of an annual review undertaken in September 2015 but effective July 2015, the allocation percentages were revised to 65.4%, 21.8% and 12.8%, respectively. CGPH has notified CES, CEOC and CERP that it objects to the new expense allocation but will pay the revised expense allocations under protest and reserves all rights. On October 1, 2014, CES began operations in Nevada, Louisiana and certain other jurisdictions in which regulatory approval had been received or was not required, including through the commencement of direct employment by CES of certain designated enterprise-wide employees.
Omnibus License and Enterprise Services Agreement
On May 20, 2014, the Members entered into the Omnibus Agreement, which granted licenses to the Members and certain of their affiliates in connection with the formation of CES. Initial contributions by the Members included a $22.5 million cash payment by CGP LLC on behalf of CGPH in October 2014. Pursuant to a capital call during the three months ended December 31, 2014, CGP LLC contributed an additional $0.1 million on behalf of CGPH. Pursuant to capital calls during the year ended December 31, 2015, CGPH contributed an additional $3.9 million to CES. On October 1, 2014 and January 1, 2015, the Members transitioned certain executives and employees to CES and the services of such employees were available as part of CES's provision of services to the Members and certain of their affiliates that own properties that require CES services under the Omnibus Agreement.
Under the Omnibus Agreement, CEOC, CLC, CWI, CGPH and certain of their subsidiaries that granted CES a non-exclusive, irrevocable, world-wide, royalty-free license in and to all intellectual property owned or used by such licensors, including all intellectual property (a) currently used, or contemplated to be used, in connection with the properties owned by the Members and their respective affiliates, including any and all intellectual property related to the Total Rewards program, and (b) necessary for the provision of services contemplated by the Omnibus Agreement and by the applicable management agreement for any such property (collectively, the "Enterprise Assets").
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
Assuming a constant outstanding balance for our variable rate debt with both third parties and with related parties, a hypothetical 1.0% increase in interest rates would increase interest expense for the next twelve months by $5.4 million. At

December 31, 2015, the weighted average USD LIBOR rate on our variable rate debt was 0.38%. A hypothetical reduction of this rate to zero would decrease interest expense for the next twelve months by $0.2 million.
CGP LLC does not purchase or hold any derivative financial instruments for trading purposes.
As of December 31, 2015, CGP LLC's third party long-term variable rate debt reflects borrowings under their credit facilities provided to them by a consortium of banks with a total capacity of $1,819.2 million. The interest rates charged on borrowings under these facilities are a function of LIBOR. As such, the interest rates charged to CGP LLC for borrowings under the facilities are subject to change as LIBOR changes.
Debt covenant compliance is disclosed in the Liquidity and Capital Resources section above.
Market Risks Related to Foreign Currency
CGP LLC's foreign currency risk primarily relates to social and mobile games revenue generated outside of the United States with cash denominated in foreign currencies. As of December 31, 2015, CIE has operations in Argentina, Belarus, Canada, Israel, Japan, Romania, Ukraine, and the United Kingdom. CIE's social and mobile games revenues generated outside of the United States was approximately 36.0% and 38.8% for the years ended December 31, 2015 and 2014, respectively. Approximately 1.3% and 3.0% of CGP LLC's Cash and cash equivalents balance is denominated in currencies other than the U.S. Dollar as of December 31, 2015 and 2014, respectively.
For the years ended December 31, 2015 and 2014, CGP LLC recognized a loss of $1.6 million and $5.4 million, respectively, related to transactions denominated in foreign currencies. These losses for the respective periods were primarily associated with the strengthening of the U.S. Dollar against multiple currencies held at CIE's operations outside the United States.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Caesars Acquisition Company
We have audited the accompanying balance sheets of Caesars Acquisition Company (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2015 and 2014, and the period from February 25, 2013 through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of Caesars Acquisition Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014 and the period from February 25, 2013 through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 6 to the financial statements, the Company is a defendant in litigation related to certain transactions with related parties.
As discussed in Note 1 to the financial statements, on December 21, 2014, the Company and Caesars Entertainment Corporation entered into an Agreement and Plan of Merger, pursuant to which, among other things, the Company plans to merge with and into Caesars Entertainment Corporation, with Caesars Entertainment Corporation as the surviving company.

/s/ Deloitte & Touche LLP
Las Vegas, Nevada
February 26, 2016

CAESARS ACQUISITION COMPANY
BALANCE SHEETS
(In millions, except par value and share data)

	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$19.1	$8.8
Receivable from related party	0.9	—
Prepayments and other current assets	21.5	20.5
Total current assets	41.5	29.3

Equity method investment in Caesars Growth Partners, LLC	1,095.9	1,030.0
Total assets	$1,137.4	$1,059.3

Liabilities and Stockholders’ Equity
Current liabilities
Accrued expenses	$0.1	$0.6
Total current liabilities	0.1	0.6
Deferred tax liabilities	69.9	35.6
Total liabilities	70.0	36.2

Commitments and contingencies (Note 6)

Stockholders’ Equity
Common stock: $0.001 par value; 300,000,000 Class A shares and 900,000,000 Class B shares authorized at December 31, 2015 and December 31, 2014; 137,341,569 and 136,386,894 Class A shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	1,016.2	1,003.9
Retained earnings	51.1	19.1
Total stockholders' equity	1,067.4	1,023.1
Total liabilities and stockholders' equity	$1,137.4	$1,059.3

See accompanying Notes to Financial Statements.

CAESARS ACQUISITION COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31, 2015	Year Ended December 31, 2014	February 25, 2013 (inception) Through December 31, 2013
Revenues	$—	$—	$—
Operating expenses	31.2	25.4	0.4
Loss from operations	(31.2)	(25.4)	(0.4)

Income from equity method investment in Caesars Growth Partners, LLC	97.4	79.4	7.3
Income before provision for income taxes	66.2	54.0	6.9
Provision for income taxes	(34.2)	(39.4)	(2.4)
Net income	32.0	14.6	4.5
Other comprehensive income, net of income taxes	—	—	—
Comprehensive income	$32.0	$14.6	$4.5

Earnings per share
Basic	$0.23	$0.11	$0.19
Diluted	$0.23	$0.11	$0.19
Weighted average common shares outstanding
Basic	136.6	135.9	23.5
Diluted	136.9	136.0	23.5

See accompanying Notes to Financial Statements.

CAESARS ACQUISITION COMPANY
STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance at February 25, 2013 (inception)	$—	$—	$—	$—
Net income	—	—	4.5	4.5
Initial public offering	0.1	1,173.0	—	1,173.1
Restoration of value of subscription rights to Caesars Entertainment, net of tax impact	—	(13.4)	—	(13.4)
Issuance costs	—	(10.8)	—	(10.8)
Balance at December 31, 2013	0.1	1,148.8	4.5	1,153.4
Net income	—	—	14.6	14.6
Stock-based compensation	—	2.8	—	2.8
Common stock issuances per PIP Plan	—	(0.2)	—	(0.2)
Common stock issuances per CAC Equity-Based Compensation Plan for CEC Employees	—	4.8	—	4.8
Investment in notes from related party, net of interest received and taxes	—	(152.3)	—	(152.3)
Balance at December 31, 2014	0.1	1,003.9	19.1	1,023.1
Net income	—	—	32.0	32.0
Stock-based compensation	—	8.1	—	8.1
Common stock issuances per PIP Plan	—	(0.4)	—	(0.4)
Common stock issuances per CAC Equity-Based Compensation Plan for CEC Employees	—	4.6	—	4.6
Balance at December 31, 2015	$0.1	$1,016.2	$51.1	$1,067.4

See accompanying Notes to Financial Statements.

CAESARS ACQUISITION COMPANY
STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31, 2015	Year Ended December 31, 2014	February 25, 2013 (inception) Through December 31, 2013
Cash flows from operating activities
Net income	$32.0	$14.6	$4.5
Adjustments to reconcile net income to cash flows provided by operating activities
Income from equity method investment in Caesars Growth Partners, LLC	(97.4)	(79.4)	(7.3)
Distributions from equity method investee Caesars Growth Partners, LLC	34.8	36.3	6.6
Stock-based compensation	8.1	2.8	—
Related party bond interest tax provision	—	(1.4)	—
Deferred income taxes	34.3	40.9	(5.3)
Change in assets and liabilities:
Prepayments and other current assets	(1.0)	(12.9)	—
Accounts payable	—	(1.4)	1.4
Payable to related party	—	(0.1)	0.1
Accrued expenses	(0.5)	0.6	—
Cash flows provided by operating activities	10.3	—	—
Cash flows from investing activities
Purchase of investment in Caesars Growth Partners, LLC	—	—	(1,173.1)
Cash flows used in investing activities	—	—	(1,173.1)
Cash flows from financing activities
Issuance of common stock	—	—	1,173.1
Interest received from related party	—	8.8	—
Cash flows provided by financing activities	—	8.8	1,173.1
Net increase in cash and cash equivalents	10.3	8.8	—
Cash and cash equivalents, beginning of period	8.8	—	—
Cash and cash equivalents, end of period	$19.1	$8.8	$—

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

(v)
Caesars Entertainment contributed all of the shares of Caesars Interactive Entertainment, Inc.'s ("CIE") outstanding common stock held by a subsidiary of Caesars Entertainment and approximately $1.1 billion in aggregate principal amount of senior notes held by a subsidiary of Caesars Entertainment (the "CEOC Notes" and, together with the shares of CIE, the "Contributed Assets") to CGP LLC, in exchange for all of CGP LLC's non-voting units.

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
Pursuant to the terms of the CGP Operating Agreement, in conjunction with CGP LLC's acquisition of CIE from Caesars Entertainment, CGP LLC is obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from a specified portion of CIE's social and mobile games business exceeds a pre-determined threshold amount in 2015. CGP LLC believes that it will issue approximately 31.9 million Class B non-voting units pursuant to the terms of the Transactions, although the final number of units to be issued is subject to the agreement of both CAC and CEC. We expect to issue the shares during 2016 pursuant to the transaction agreement.
CGP LLC reimbursed Caesars Entertainment and CAC for approximately $24.8 million for fees and expenses incurred in connection with the Transactions in 2013.
CAC serves as CGP LLC's managing member and sole holder of all of its outstanding voting units. CAC's primary asset is its membership interest in CGP LLC and does not have any operations other than through its interest in CGP LLC. Certain subsidiaries of Caesars Entertainment hold all of CGP LLC's outstanding non-voting units.
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
On May 5, 2014, Caesars Growth Properties Holdings, LLC ("CGPH," an indirect, wholly-owned subsidiary of CGP LLC, acquired through one or more subsidiaries (i) The Cromwell, The LINQ Hotel & Casino, and Bally's Las Vegas, (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreements entered between the Property Manager (as defined) and the owners of each of these properties and (iii) certain intellectual property that is specific to each of these properties (collectively referred to as the "First Closing" or "Acquired Properties Transaction"). On May 5, 2014, CGP LLC contributed the equity interests of PHWLV and a 50% interest in the management fee revenues of PHW Manager to CGPH.
On May 20, 2014, CGPH through one or more subsidiaries acquired (i) Harrah's New Orleans, (ii) 50% of the ongoing management fees and any termination fees payable under the Louisiana property management agreement entered between the Property Manager and the owners of Harrah's New Orleans and (iii) certain intellectual property that is specific to Harrah's New Orleans (the "Second Closing" or "Harrah's Transaction").
CGPH paid $2.0 billion, less outstanding debt assumed, for the Asset Purchase Transactions.
In connection with the Acquired Properties Transaction and the Harrah's Transaction, CGPH and Caesars Growth Properties Finance, Inc. (together, the "Issuers"), issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 (the "2022 Notes"). On May 8, 2014, CGPH closed on $1.175 billion of term loans (the "CGPH Term Loan") and a $150.0 million revolving credit facility pursuant to a credit agreement.
The acquisitions of Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell, and the contribution of Planet Hollywood to subsidiaries of CGPH are herein referred to as the "Acquired Properties." Harrah's New Orleans owns an entertainment facility located in downtown New Orleans, Louisiana, composed of a casino, a hotel, multiple restaurants, and retail outlets. Planet Hollywood, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell each own casino and hotel entertainment facilities located on Las Vegas Boulevard, in Las Vegas, Nevada. Each of the Acquired Properties has entered into property management agreements with affiliates of Caesars Entertainment.
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
Pursuant to the terms of the Merger Agreement, and subject to the overall restructuring of Caesars Entertainment Operating Company, Inc. ("CEOC"), regulatory approval and other closing conditions, upon consummation of the Proposed Merger, each share of class A common stock, par value $0.001 per share, of CAC issued and outstanding immediately prior to the effective time of the Proposed Merger will be converted into, and become exchangeable for, that number of shares of CEC common stock, par value $0.01 per share, equal to 0.664 (the "Exchange Ratio"), provided that during the Adjustment Period (as described below), the Special Committee of CAC's Board of Directors (the "CAC Special Committee") and the Special Committee of CEC's Board of Directors (the "CEC Special Committee"), each composed solely of independent directors, will determine if there should be an adjustment to the Exchange Ratio and the amount of any such adjustment, taking into consideration all relevant facts and circumstances affecting the intrinsic value of CAC and CEC. The Adjustment Period is the 14 day period beginning on the later of (i) the date that the CEOC restructuring plan is confirmed and (ii) the date that both CAC and CEC confirm that their respective independent financial advisors have received all information as may be reasonably necessary or advisable in order to render a fairness opinion concerning the Exchange Ratio. If at the end of the Adjustment Period, the CAC Special Committee and the CEC Special Committee have not agreed to an adjustment to the Exchange Ratio, there will not be an adjustment to the Exchange Ratio. Within five business days following the end of the Adjustment Period, either CAC or CEC may terminate the Merger Agreement if (a) the CAC Special Committee and the CEC Special Committee cannot agree on an Exchange Ratio adjustment and a failure to terminate the Merger Agreement would be inconsistent with their respective directors' fiduciary duties or (b) the CAC Special Committee or the CEC Special Committee, as applicable, has not received an opinion of its respective financial advisor that the Exchange Ratio (as adjusted, if applicable) is fair, from a financial point of view to CAC and its public stockholders or CEC, as applicable. Under the Merger Agreement, either party may terminate the Merger Agreement if the merger has not been completed by the close of business on August 6, 2016.
Under the Merger Agreement, CEC has agreed to use reasonable best efforts to (i) cause the implementation of the restructuring of certain of CEC's subsidiaries as contemplated by that certain Restructuring Support and Forbearance Agreement, dated as of December 19, 2014, among CEOC, CEC, LeverageSource III (H Holdings), L.P., LeverageSource V, L.P. and each of the holders of first lien bond claims party thereto (the "Restructuring Support Agreement") and (ii) consult with CAC regarding certain additional actions in connection with the bankruptcy filing contemplated by the Restructuring Support Agreement if CEC determines, in its reasonable discretion, that such additional actions could reasonably be expected to be materially adverse to CAC.
Basis of Presentation
Our financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States, which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of expenses during the reporting periods. Management believes the accounting estimates are appropriate and reasonably stated. However, due to the inherent uncertainties in making these estimates, actual amounts could differ.
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
In May 2014, CGP LLC completed the Acquired Properties Transaction and the Harrah's Transaction. Because these acquisitions were accounted for as transactions among entities under common control, the financial information for CGP LLC and Predecessor Growth Partners has been recast to include the financial results for these properties as if those businesses were combined into the CGP LLC and Predecessor Growth Partners reporting entities for all periods presented. Income recognized by CAC from its equity method investment in CGP LLC was not impacted or adjusted as a result of recasting the historical financial information of CGP LLC.
Principles of Consolidation
We consolidate into our financial statements the accounts of all wholly-owned subsidiaries and any partially-owned subsidiary that we have the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method. Up through and including December 31, 2015, we had no wholly-owned subsidiaries or any partially-owned subsidiaries.
We also consolidate into our financial statements the accounts of any variable interest entity for which we are determined to be the primary beneficiary. Up through and including December 31, 2015, we analyzed our variable interests to determine if the entity that is party to the variable interest is a variable interest entity in accordance with GAAP. Our analysis included both quantitative and qualitative reviews. Qualitative analysis is based on our review of the design of the entity, its organizational structure including decision-making ability, financial agreements, and operating agreements.
Following consummation of the Transactions, CAC serves as CGP LLC's managing member and sole holder of all of its outstanding voting units, and subsidiaries of Caesars Entertainment hold all of CGP LLC's outstanding non-voting units. However, based upon the structure of CGP LLC and the related economics, CGP LLC has been determined to be a variable interest entity of which Caesars Entertainment is the primary beneficiary. Therefore, CAC does not consolidate CGP LLC into its financial statements. Instead, CAC accounts for its investment in CGP LLC using a balance sheet approach to the equity method of accounting, referred to as hypothetical liquidation at book value ("HLBV") accounting.
Up through and including December 31, 2015, we had no consolidated variable interest entities.

Cash and Cash Equivalents
Cash equivalents are highly liquid investments with maturities of less than three months from the date of purchase and are stated at the lower of cost or market value.
Equity Method Investment in Caesars Growth Partners, LLC
CAC accounts for its investment in CGP LLC using the HLBV form of the equity method of accounting. Under the HLBV form of equity method accounting, we record our interest in the CGP LLC entity based upon our contractual claim on CGP LLC's accounting balance sheet pursuant to the mandatory liquidation provisions of the CGP Operating Agreement. Under this approach, our income or loss that we recognize in any period will represent the increase or decrease in our claim on CGP LLC's balance sheet assuming a hypothetical liquidation at the end of that reporting period when compared with our claim on CGP LLC's balance sheet assuming a hypothetical liquidation at the beginning of that reporting period, after removing any contributions or distributions. See Note 3 — Equity Method Investment in Caesars Growth Partners, LLC.
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
Income Taxes
CAC is subject to the statutory tax jurisdictions of the United States and the States of Louisiana and Maryland. Income taxes are recorded under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and the expected future tax consequences attributable to operating loss and tax credit carryforwards. Our equity method investee, CGP LLC, is a partnership for income tax purposes so the deferred tax assets and liabilities recognized by CAC are also impacted by the expected future tax consequences of temporary differences at CGP LLC. The carrying amounts of deferred tax assets are reduced by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets are assessed periodically based on the more likely than not realization threshold. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.
We classify reserves for tax uncertainties within Accrued expenses in our Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions and potential interest or penalties associated with those liabilities.
Stock-based Compensation
CAC may grant stock-based compensation awards in CAC Class A common stock, par value $0.001 per share to certain officers, employees, directors, individual consultants and advisers of the Company and its subsidiaries under the Caesars Acquisition Company 2014 Performance Incentive Plan ("the PIP Plan"). The PIP Plan is intended to promote the success of the Company and to increase stockholder value by providing an additional means, through the grant of awards, to attract, motivate, retain and reward employees and other eligible persons. The PIP Plan provides for the plan to be administered by the Human Resources Committee of the Board of Directors of Caesars Acquisition Company (the "HRC"). Through December 31, 2015, CAC has granted restricted stock units ("RSUs") and stock options to certain of its employees, directors, individual consultants, and advisers. RSUs and options are equity-classified and generally measured at fair value at the date of grant as of December 31, 2015. Certain RSUs and options were equity classified and remeasured at the end of each reporting period. A description of the components of the PIP Plan is provided in Note 7 — Stock-based Compensation.
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
Recently Issued Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), amending existing requirements for disclosing information about an entity's ability to continue as a going concern. The new guidance will explicitly require management to assess an entity's ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. The amendments in this guidance are effective for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. We are currently assessing the impact the adoption of this standard will have on our disclosures.
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
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, requiring deferred tax assets and liabilities, along with any related valuation allowance, to be classified as noncurrent in a classified statement of financial position. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The amendments in this guidance are effective for annual periods beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax liabilities and assets, or retrospectively to all periods presented. We have early adopted ASU No. 2015-17 during the quarter ended December 31, 2015 and retrospectively applied the amendments. We reclassified $0.3 million of deferred tax liabilities from current liabilities to noncurrent in our Balance Sheet as of December 31, 2014. See Note 5 — Income Taxes.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which primarily affects the accounting for equity investments that do not result in consolidation and are not accounted for under the equity method, presentation of changes in the fair value of financial liabilities measured under the fair value option, and the presentation and disclosure requirements for financial instruments. The ASU also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Entities can early adopt certain provision of ASU 2016-01. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations.
Note 3 — Equity Method Investment in Caesars Growth Partners, LLC
CAC accounts for its investment in CGP LLC using the HLBV form of the equity method of accounting. Under the HLBV form of equity method accounting, we record our interest in the CGP LLC entity based upon our contractual claim on CGP LLC's accounting balance sheet pursuant to the mandatory liquidation provisions of the amended and restated limited liability company agreement of CGP LLC (the "CGP Operating Agreement"). Under this approach, the income or loss that is recognized in any period will represent the increase or decrease in our claim on CGP LLC's balance sheet assuming a hypothetical liquidation at the end of that reporting period when compared with our claim on CGP LLC's balance sheet assuming a hypothetical liquidation at the beginning of that reporting period, after removing any contributions or distributions. CAC's claim on CGP LLC's book value is based on the terms of the CGP Operating Agreement, which generally requires the allocation of the net proceeds of a liquidation of CGP LLC, after the payment and discharge of all of CGP LLC's debts and liabilities, to the members as follows:

1.	First, to the voting units held by CAC, to the extent of contributed capital and an annually compounded preferred return of 10.5% on the invested portion of CAC's contributed capital;

2.
Second, to the non-voting units held by Caesars Entertainment and/or its subsidiaries until Caesars Entertainment catches up (on a per unit basis) to its respective amount distributed in provision (1) (including the 10.5% per annum of return on investment);

3.	Finally, to all unit holders on a pro-rata basis.
CAC's earnings from CGP LLC for the years ended December 31, 2015 and 2014 and for the period from February 25, 2013 through December 31, 2013 were equal to our preferred return of 10.5% of capital invested by CGP LLC. CAC also receives distributions from CGP LLC in accordance with the CGP Operating Agreement for reimbursement of its expenses incurred. These distributions are recorded as reductions to the Equity method investment in Caesars Growth Partners, LLC.

Our investee, CGP LLC, had the following financial results, recast for the May 2014 acquisitions, as of or for the periods indicated (see CGP LLC financial statements in Exhibit 99.1):

(In millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	October 22, 2013 Through December 31, 2013
Statements of Operations
Revenues
Interactive Entertainment	$766.5	$586.8	$74.0
Casino Properties and Developments	1,579.0	1,280.8	203.2
Net revenues	2,345.5	1,867.6	277.2
Operating expenses
Interactive Entertainment - Direct	212.0	166.1	22.3
Casino Properties and Developments - Direct	754.3	638.3	97.8
Property, general, administrative and other	766.6	719.2	124.1
Write-downs, reserves and project opening costs, net of recoveries	12.1	53.1	3.9
Management fees to related parties	55.9	37.0	2.2
Depreciation and amortization	177.8	143.0	21.1
Impairment of goodwill, tangible and other intangible assets	1.0	147.5	—
Change in fair value of contingently issuable non-voting membership units	(117.2)	38.7	138.7
Change in fair value of contingent consideration	—	32.7	2.9
Total operating expenses	1,862.5	1,975.6	413.0
Income/(loss) from operations	483.0	(108.0)	(135.8)
Interest expense, net of interest capitalized	(196.1)	(172.9)	(16.3)
Interest income - related party	—	119.2	35.8
Impairment on investment in notes from related party	—	(63.5)	—
Gain on sale of investment in notes from related party	—	99.4	—
Loss on extinguishment of debt	—	(23.8)	(0.9)
Other income, net	3.9	0.9	—
Income/(loss) from continuing operations before provision for income taxes	290.8	(148.7)	(117.2)
Provision for income taxes	(61.9)	(48.9)	(7.1)
Income/(loss) from continuing operations	228.9	(197.6)	(124.3)
Discontinued operations
Loss from discontinued operations	—	(15.7)	(0.4)
Benefit from income taxes related to discontinued operations	—	0.1	—
Net loss from discontinued operations	—	(15.6)	(0.4)
Net income/(loss)	228.9	(213.2)	(124.7)
Less: net (income)/loss attributable to non-controlling interests	(7.1)	33.0	4.6
Net income/(loss) attributable to Caesars Growth Partners, LLC	$221.8	$(180.2)	$(120.1)

Balance Sheet Data (at period end)	December 31, 2015	December 31, 2014
Current assets	$1,062.1	$1,085.1
Long-term assets	3,460.5	3,492.5
Current liabilities	378.8	463.7
Long-term liabilities	2,412.1	2,808.5
Redeemable non-controlling interests	0.5	1.6
Equity attributable to Caesars Growth Partners, LLC	1,691.0	1,269.9
Non-redeemable non-controlling interests	40.2	33.9
Adoption of ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs
CGP LLC has early adopted ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, during the quarter ended June 30, 2015 which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. CGP LLC has retrospectively applied the amendments and reclassified $14.5 million of unamortized debt issuance costs from Deferred charges and other assets to a direct deduction from the carrying amount of the debt liability in Long-term debt in CGP LLC's Consolidated Balance Sheets as of December 31, 2014. In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements, which clarifies the SEC staff's position that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. Deferred financing costs related to line-of-credit arrangements remain in Deferred charges and other assets in CGP LLC's Consolidated Balance Sheets.
Adoption of ASU No. 2015-07, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, requiring deferred tax assets and liabilities, along with any related valuation allowance, to be classified as noncurrent in a classified statement of financial position. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The amendments in this guidance are effective for annual periods beginning after December 15, 2016, and interim periods within those years for public business entities and fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018 for entities other than public business entities. Early adoption is permitted as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax liabilities and assets, or retrospectively to all periods presented. CGP LLC has early adopted ASU No. 2015-17 during the quarter ended December 31, 2015 and has retrospectively applied the amendments. CGP LLC reclassified $4.9 million of deferred tax assets and $1.6 million of deferred tax liabilities from current to noncurrent in CGP LLC's Consolidated Balance Sheet as of December 31, 2014.
Correction of CGP LLC Prior Period Payable to Related Party
CGP LLC's joint venture with Rock Gaming, LLC ("Rock") is the majority member of CR Baltimore Holdings ("CRBH") and in February 2014 sold a portion of its interest in CBAC Gaming, LLC ("CBAC Gaming") to an existing joint venture partner of CBAC Gaming, Caves Valley Partners. CGP LLC received proceeds of $12.8 million from the sale. In accordance with the transaction agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC, Caesars Entertainment Corporation, HIE Holdings, Inc., Harrah's BC, Inc., PHW Las Vegas, LLC, PHW Manager, Caesars Baltimore Acquisition Company, LLC and Caesars Baltimore Management Company, LLC, at or promptly following the closing of the sale of CGP LLC's interest in CBAC Gaming, CGP LLC was obligated to pay Caesars Entertainment Corporation the $12.8 million proceeds received. During the first quarter of 2015, a $12.8 million liability was recorded by CGP LLC as an increase to Payables to related party with an associated decrease of $12.8 million to Additional paid-in capital, which should have been recorded during the first quarter of 2014. The correction had no impact on CGP LLC's cash flows from operations, cash flows from financing activities, statements of operations or Adjusted EBITDA for any period presented herein. Likewise, the adjustment had no impact on the financial statements of the Company for any period presented as CAC had recorded income from its investment in CGP LLC based upon its minimum guaranteed return.
Note 4 — Stockholders' Equity and Earnings Per Share
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
As of December 31, 2015 and 2014, CAC had a total of 137,341,569 and 136,386,894 shares outstanding, respectively, of Class A common stock and no shares of Class B common stock outstanding.
Call Right
Pursuant to the certificate of incorporation of CAC and the CGP Operating Agreement, after October 21, 2016, Caesars Entertainment and/or its subsidiaries will have the right, which it may assign to any of its affiliates or to any transferee of all non-voting units of CGP LLC held by subsidiaries of Caesars Entertainment, to acquire all or a portion of the voting units of CGP LLC (or, at the election of CAC, shares of CAC's Class A common stock) not otherwise owned by Caesars Entertainment and/or its subsidiaries at such time. The purchase consideration may be, at Caesars Entertainment's option, cash or shares of Caesars Entertainment's common stock valued at market value, net of customary market discount and expenses, provided that the cash portion will not exceed 50% of the total consideration in any exercise of the call right. The purchase price will be the greater of (i) the fair market value of the voting units of CGP LLC (or shares of CAC's Class A common stock) at such time based on an independent appraisal or (ii) the initial capital contribution in respect of such units plus a minimum 10.5% per annum return on such capital contribution, subject to a maximum return on such capital contribution of 25% per annum, taking into account prior distributions with respect to such units.
The call right may be exercisable in part by Caesars Entertainment (up to three times), but until the call right is exercised in full, any voting units of CGP LLC (or shares of CAC's Class A common stock) acquired by Caesars Entertainment will be converted into non-voting units of CGP LLC (or non-voting shares of CAC's Class B common stock). Additionally, the call right may only be exercised by Caesars Entertainment and/or its subsidiaries if, at the time of such exercise, (w) Caesars Entertainment and CAC enter into a resale registration rights agreement with respect to the shares of Caesars Entertainment common stock used as all or a portion of the purchase consideration in connection with the exercise of the call right, (x) the common stock of Caesars Entertainment (i) is registered with the Securities and Exchange Commission (the "SEC"), (ii) is listed for trading and trades on a national securities exchange, and (iii) issuable upon exercise of the call right will represent, in the aggregate, not more than one half of the total Caesars Entertainment's common stock issued and outstanding giving effect to the exercise of the call right, (y) Caesars Entertainment has a minimum liquidity of $1.0 billion and a maximum net debt leverage ratio of 9.00 to 1.00, and (z) no event of default has occurred and is in effect under any financing agreement of Caesars Entertainment or its subsidiaries. Further, in the event that a stockholder vote of Caesars Entertainment is required in connection with the exercise of such call right, receipt of affirmative approval of such vote will be a condition to the exercise of the call right and at the closing of the Transactions, affiliates of the Sponsors will enter into a voting support agreement in favor of any such stockholder approval. In addition, a majority of the independent directors of the board of directors of Caesars Entertainment must approve the exercise of the call right by Caesars Entertainment and/or its subsidiaries. The call right will be transferable to a transferee that also receives a transfer of all the non-voting units of CGP LLC, and exercisable by the transferee upon the same terms and conditions as apply to Caesars Entertainment and its subsidiaries.
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
Upon a liquidation, partial liquidation or sale of material assets, all net cash and other assets not monetizable of CGP LLC shall, subject to applicable gaming regulatory laws, be distributed as follows: (i) first, to all units held by CAC until amounts distributed equal return of CAC's initial capital contribution plus a 10.5% per annum of return on such capital contribution (such return to begin accruing on the proceeds in excess of the purchase price of Planet Hollywood, Horseshoe Baltimore and 50% of the related management fees only upon the investment of such excess proceeds by CGP LLC); (ii) second, to all units held by Caesars Entertainment and/or its subsidiaries until Caesars Entertainment catches up to its respective amount distributed in provision (i) (including the 10.5% per annum of return on the initial capital contribution) and (iii) third, to all holders of units pro rata.
The structure pursuant to which CGP LLC will effect a liquidating distribution, sale of CGP LLC or other similar transaction that provides liquidity to the holders of CGP LLC's units as described above will be determined by a special-purpose Liquidation Committee that will include representatives from Caesars Entertainment and CAC. In connection with any liquidation of CGP LLC, CAC will have an approval right over any sale or other monetization of assets of CGP LLC that would not exceed the greater of (x) the book value of CGP LLC, and (y) the value of CGP LLC as determined by an appraiser selected by CAC.
Investment in Notes from Related Party
On August 6, 2014, CGP LLC effectuated a distribution of its 5.75% and 6.50% face value aggregate principal amount of notes previously issued by CEOC ("CEOC Notes") as a dividend to its members, pro-rata based upon each member's ownership percentage in CGP LLC (see Note 9 — Related Party Transactions). CAC, as a member of CGP LLC, received $137.5 million in aggregate principal amount of 6.50% senior notes previously issued by CEOC, maturing June 1, 2016, and $151.4 million in aggregate principal amount of 5.75% senior notes previously issued by CEOC, maturing October 1, 2017. CAC recognized $159.7 million in Additional paid-in capital as a result of the distribution of the CEOC notes from CGP LLC as well as $8.8 million of related interest and $1.4 million of tax expense associated with the cash interest received on the notes both recorded to Additional paid-in capital. Both of these notes were included as a reduction of Additional paid-in capital in the December 31, 2015 and 2014 Balance Sheet and Statement of Stockholders' Equity along with interest receivable at the distribution date. These notes will be held at the distributed value with no subsequent adjustments such as fair value adjustments or interest receivable until such time as amounts are received by CAC.

Earnings Per Share
Basic earnings per share ("EPS") is calculated by dividing income, net of income taxes, by the weighted average number of common shares outstanding during the period in which the net income was earned. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans using the treasury stock method.
The following table summarizes the computations of Basic EPS and Diluted EPS (in millions, except per share data):

	Year Ended December 31, 2015	Year Ended December 31, 2014	February 25, 2013 Through December 31, 2013
Net income	$32.0	$14.6	$4.5

Shares used to compute EPS:
Weighted average common stock outstanding - basic	136.6	135.9	23.5
Dilutive potential common shares	0.3	0.1	—
Weighted average common stock outstanding - diluted	136.9	136.0	23.5

Earnings per share:
Basic	$0.23	$0.11	$0.19
Diluted	$0.23	$0.11	$0.19
There were 1.8 million and 0.6 million of anti-dilutive shares excluded from the computation of diluted earnings per share for the years ended December 31, 2015 and 2014. There were no dilutive shares and there were no anti-dilutive shares excluded from the computation of diluted earnings per share for the period from February 25, 2013 through December 31, 2013.
Note 5 — Income Taxes
The components of income before income taxes and the related provision for U.S. and other income taxes were as follows:

(In millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	February 25, 2013 Through December 31, 2013
Income before Income Taxes
United States	$66.2	$54.0	$6.9
Outside of the United States	—	—	—
Total income before income taxes	$66.2	$54.0	$6.9

(In millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	February 25, 2013 Through December 31, 2013
Provision for Income Taxes
Current
Federal	$—	$—	$—
State	—	—	—
Deferred
Federal	34.2	38.4	2.4
State	—	1.0	—
Total provision for income taxes	$34.2	$39.4	$2.4

The differences between the United States statutory federal income tax rate and the effective tax rate expressed as a percentage of income before taxes were as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	February 25, 2013 Through December 31, 2013
Statutory tax rate	35.0%	35.0%	35.0%
Increases/(decreases) in tax resulting from:
State tax, net of federal tax benefit	0.1	1.2	—
Change in federal valuation allowance	16.7	36.5	—
Nondeductible expenses from CGP LLC	0.3	0.4	—
Federal tax credits from CGP LLC	(0.4)	(0.5)	(0.2)
Other	—	0.3	—
Effective tax rate	51.7%	72.9%	34.8%
The major components of the Deferred tax assets and liabilities in our Balance Sheets were as follows:

	December 31,
(In millions)	2015	2014
Deferred tax assets
Federal net operating loss carryover	$2.4	$0.9
State net operating loss carryovers	1.4	0.9
Federal tax credit carryover	0.8	0.3
Compensation programs	2.1	0.5
Investment in notes from related party	89.6	77.1
Other	1.4	0.4
Total deferred tax assets	97.7	80.1
Less: valuation allowance	(87.7)	(74.8)
Total deferred tax assets, less valuation allowance	10.0	5.3

Deferred tax liabilities
Investment in CGP LLC	79.1	40.5
Prepaid expenses	0.8	0.4
Total deferred tax liabilities	79.9	40.9
Net deferred tax liability	$(69.9)	$(35.6)
CAC has early adopted ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, during the quarter ended December 31, 2015 which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent in a classified statement of financial position. CAC has retrospectively applied the amendments and reclassified $0.3 million of deferred tax liabilities from current liabilities to noncurrent in CAC's Balance Sheet as of December 31, 2014. See Note 2 — Recently Issued Accounting Pronouncements.
The change in the deferred tax asset related to the investment in notes from related party is primarily due to the GAAP versus tax basis difference in the notes distributed from CGP LLC as discussed in Note 9 — Related Party Transactions. The change in the deferred tax liability related to the investment in CGP LLC is primarily due to the GAAP versus tax equity method of accounting for this investment. For GAAP purposes, as discussed in Note 3 — Equity Method Investment in Caesars Growth Partners, LLC, CAC accounts for its investment in CGP LLC using the HLBV form of equity method of accounting. For tax purposes, CAC accounts for its investment in CGP LLC using its relative ownership in CGP LLC.
As of December 31, 2015 and 2014, CAC had federal net operating loss ("NOL") carryforwards of $6.7 million and $2.6 million, respectively. These NOLs will begin to expire in 2033. In addition, as of December 31, 2015 and 2014, CAC had federal general business tax credit carryforwards of $0.8 million and $0.3 million, respectively, which will begin to expire in 2033. As of December 31, 2015, although no valuation allowance had been established for CAC's federal NOL carryforwards or general business tax credit carryforwards deferred tax assets, CAC had provided a valuation allowance against deferred tax assets related to the investment in notes from related party that were not deemed realizable based on estimates of future capital gains income.

As of December 31, 2015 and 2014, CAC had state NOL carryforwards of $35.3 million and $17.4 million, respectively. These NOLs will begin to expire in 2029. A valuation allowance had been established for a portion of CAC's state NOL carryforwards deferred tax assets that were not deemed realizable based on estimates of future state income.
CAC recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. CAC had no uncertain tax positions in 2015, 2014 or 2013. CAC files income tax returns with federal and state jurisdictions. The 2015, 2014 and 2013 tax years are open for examination for CAC's federal and state jurisdictions. CAC classifies reserves for tax uncertainties separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions and potential interest or penalties associated with those liabilities. At December 31, 2015, 2014 and 2013, CAC had no such reserves.
Note 6 — Litigation
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
In November 2012, the MDE granted approval of the Maryland Joint Venture's amended response action plan ("RAP") under MDE's Voluntary Cleanup Program that named the Maryland Joint Venture, rather than the City of Baltimore, as the party that will implement the RAP and redevelop the location of Horseshoe Baltimore. On February 20, 2013, a group of local residents working with the non-profit Inner Harbor Stewardship Foundation (the "Foundation") filed a complaint in the Maryland Circuit Court challenging the legality of the MDE's approval of the amended RAP. In the case, known as Ruth Sherrill, et al. v. State of Maryland Department of the Environment, et al., the plaintiffs claimed that the amended RAP was approved without complying with the public notice and participation requirements of Maryland law. The plaintiffs sought additional public notice and participation, and to obtain an injunction on, among other things, any construction activities at the site pending the resolution of the case. On March 14, 2013, the court denied the plaintiffs' motion for a Temporary Restraining Order and Preliminary Injunction ("TRO"). The plaintiffs' appeal of the TRO ruling was dismissed. On April 22, 2013, the plaintiffs filed an amended complaint adding a public nuisance claim to their original complaint. The defendants filed motions to dismiss the plaintiffs' amended complaint and a hearing was held on June 14, 2013. The amended complaint was dismissed on November 6, 2013. The plaintiffs filed a notice of appeal on December 6, 2013 and oral argument occurred on October 3, 2014. The Court of Special Appeals affirmed the dismissal on February 16, 2016.  The time for Appellants to petition the Maryland Court of Appeals for a writ of certiorari has not yet elapsed.
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
CAC and CGP LLC believe that the claims and demands described above against CBAC and CBAC Gaming are without merit and intend to defend themselves vigorously. At the present time, CAC and CGP LLC believe it is not probable that a material loss will result from the outcome of these matters. CAC and CGP LLC cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should these matters ultimately be resolved against CAC and CGP LLC, due to the inherent uncertainty of litigation and, in some cases, the stage of the related litigation. Although CAC and CGP LLC believe that they have adequate defenses to these claims, an adverse judgment could result in additional costs or injunctions.
CAC-CEC Proposed Merger
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the "Nevada Lawsuit") in the Clark County District Court in the State of Nevada against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan, and David Sambur (the individual defendants collectively, the "CAC Directors"). The Nevada Lawsuit alleges claims for breach of fiduciary duty against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) a declaration that the claim for breach of fiduciary duty is a proper class action claim; (2) to order the CAC Directors to fulfill their fiduciary duties to CAC in connection with the Proposed Merger, specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors' personal interests and their fiduciary duties to maximize shareholder value in the Proposed Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (3) to order the CAC Directors to account for all damages suffered or to be suffered by the plaintiff and the putative class as a result of the Proposed Merger; and (4) to award the plaintiff for his costs and attorneys' fees. It is unclear whether the Nevada Lawsuit also seeks to enjoin the Proposed Merger. CAC and the CAC Directors believe this lawsuit is without merit and will defend themselves vigorously. The deadline to respond to the Nevada Lawsuit has been indefinitely extended by agreement of the parties.
On April 20, 2015, CAC received a demand for production of CAC's books and records pursuant to Section 220 of the Delaware General Corporation Law on behalf of a purported stockholder. The alleged purpose of the demand is to investigate potential misconduct and breaches of fiduciary duties by CAC's directors and explore certain remedial measures in connection with the Proposed Merger. After exchanging correspondence with purported shareholder's counsel, CAC began and is currently engaged in producing documents as required by Section 220.
We cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should these matters ultimately be resolved against us due to the inherent uncertainty of litigation and the stage of the related litigation.
CEOC Bondholder Litigation, or Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Delaware Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, CAC, Caesars Entertainment Resort Properties, LLC, Caesars Enterprise Services, LLC, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys' fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC's bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. CEC has informed us that fact discovery in the case is substantially complete. No trial date has been set.
On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Senior Unsecured Lawsuits") have been assigned to the same judge. The claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings. The court denied a motion to dismiss both lawsuits with respect to CEC. The parties have completed fact discovery with respect to both plaintiffs' claims against CEC. On October 23, 2015, plaintiffs in the Senior Unsecured Lawsuits moved for partial summary judgment, and on December 29, 2015, those motions were denied. On December 4, 2015, plaintiff in the action brought on behalf of holders of CEOC's 6.50% Senior Unsecured Notes moved for class certification, and under the schedule imposed by the court for this motion, briefing has been completed. These lawsuits are currently scheduled for trial in May 2016. CAC and CGP LLC are not parties to these lawsuits.
On November 25, 2014, UMB Bank ("UMB"), as successor indenture trustee for CEOC's 8.5% senior secured notes due 2020, filed a verified complaint (the "Delaware First Lien Lawsuit") in Delaware Chancery Court against CEC, CEOC, CERP, CAC, CGP LLC, CES, and against an individual, and past and present members of the CEC and CEOC Boards of Directors, Gary Loveman, Jeffrey Benjamin, David Bonderman, Kelvin Davis, Eric Press, Marc Rowan, David Sambur, Eric Hession, Donald Colvin, Fred Kleisner, Lynn Swann, Chris Williams, Jeffrey Housenbold, Michael Cohen, Ronen Stauber, and Steven Winograd, alleging generally that defendants have improperly stripped CEOC of prized assets, have wrongfully affected a release of a CEC parental guarantee of CEOC debt and have committed other wrongs. Among other things, UMB Bank has asked the court to appoint a receiver over CEOC. In addition, the Delaware First Lien Lawsuit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary and equitable as well as declaratory relief. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. All of the defendants have moved to dismiss the lawsuit, and that motion has been fully briefed. In addition, this lawsuit has been automatically stayed with respect to CEOC during the Chapter 11 process and, pursuant to the (a) Fifth Amended and Restated Restructuring Support and Forbearance Agreement dated October 7, 2015, with certain holders of claims in respect of claims under CEOC's first lien notes (the “First Lien Bond RSA”) and (b) Restructuring Support and Forbearance Agreement dated August 21, 2015, with certain holders of claims in respect of claims under CEOC's first lien credit agreement (the “First Lien Bank RSA” and, together with the First Lien Bond RSA, the “RSAs”) , has been subject to a consensual stay for all. The consensual stay will expire upon the termination of the First Lien Bond RSAs.
On February 13, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the "February 13 Notice") from Wilmington Savings Fund Society, FSB, in its capacity as successor Trustee for CEOC's 10.00% Second-Priority Notes. The February 13 Notice alleges that CEOC's commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 10.00% Second-Priority Notes; that all amounts due and owing on the 10.00% Second-Priority Notes therefore immediately became payable; and that Caesars Entertainment is responsible for paying CEOC's obligations on the 10.00% Second-Priority Notes, including CEOC's obligation to timely pay all principal, interest, and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 13 Notice alleges is still binding. The February 13 Notice accordingly demands that Caesars Entertainment immediately pay Wilmington Savings Fund Society, FSB, cash in an amount of not less than $3.7 billion, plus accrued and unpaid interest (including without limitation the $184 million interest payment due December 15, 2014 that CEOC elected not to pay) and accrued and unpaid attorneys' fees and other expenses. The February 13 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this demand.
On February 18, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the "February 18 Notice") from BOKF, N.A. ("BOKF"), in its capacity as successor Trustee for CEOC's 12.75% Second-Priority

Senior Secured Notes due 2018 (the "12.75% Second-Priority Notes"). The February 18 Notice alleges that CEOC's commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 12.75% Second-Priority Notes; that all amounts due and owing on the 12.75% Second-Priority Notes therefore immediately became payable; and that CEC is responsible for paying CEOC's obligations on the 12.75% Second-Priority Notes, including CEOC's obligation to timely pay all principal, interest and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 18 Notice alleges is still binding. The February 18 Notice therefore demands that CEC immediately pay BOKF cash in an amount of not less than $750 million, plus accrued and unpaid interest, accrued and unpaid attorneys' fees, and other expenses. The February 18 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this demand.
On March 3, 2015, BOKF filed a lawsuit (the "New York Second Lien Lawsuit") against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the "New York First Lien Lawsuit") against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC's filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases have both been assigned to the same judge presiding over the other Parent Guarantee Lawsuits, as defined below. CEC filed its answer to the BOKF complaint on March 25, 2015, and to the UMB complaint on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, and on December 22, 2015, the appellate court denied CEC's motion for leave to appeal. On November 20, 2015, BOKF and UMB again moved for partial summary judgment. Those motions likewise were denied. CAC and CGP LLC are not parties to these lawsuits.
On March 11, 2015, CEOC filed an adversary proceeding in bankruptcy court requesting that the Parent Guarantee Lawsuits be enjoined against all defendants through plan confirmation; in subsequent submissions, CEOC stated that it sought a temporary stay of those lawsuits until 60 days after the issuance of a final report by the Bankruptcy Examiner. CEOC argued that contemporaneous prosecution of related claims against CEC would impair the bankruptcy court's jurisdiction over the Debtors' reorganization by threatening the Debtors' ability to recover estate property for the benefit of all creditors, diminishing the prospects of a successful reorganization, and depleting property of the estate. On July 22, 2015, the bankruptcy court denied CEOC's request, and on October 6, 2015, this denial was affirmed by the United States District Court for the Northern District of Illinois. On December 23, 2015, the United States Court of Appeals for the Seventh Circuit vacated the denial of CEOC's request to enjoin the Parent Guarantee Lawsuits and remanded the case for further proceedings. On February 26, 2016, the bankruptcy court granted CEOC’s motion for a temporary stay with respect to the New York Second Lien Lawsuit and the New York First Lien Lawsuit that had been scheduled to begin on March 14.  The stay will remain in effect until 60 days after the filing of the Examiner’s interim report (expected between March 7 and March 14), or May 9, 2016, whichever comes first. Certain defendants in these adversary proceedings have sought rehearing en banc by the court of appeals. None of the rulings on CEOC's request to enjoin the Parent Guarantee Lawsuits addresses the merits of those actions.
On October 20, 2015, Wilmington Trust, National Association ("Wilmington Trust"), filed a lawsuit (the "New York Senior Notes Lawsuit" and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the "Parent Guarantee Lawsuits") against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC's 10.75% Senior Notes due 2016 (the "10.75% Senior Notes"). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC filed its answer to the complaint on November 23, 2015, and the parties have begun fact discovery. CAC and CGP LLC are not parties to these lawsuits.
In accordance with the terms of the applicable indentures and as previously disclosed, Caesars Entertainment believes that it is not subject to the above-described guarantees. As a result, Caesars Entertainment believes the demands for payment are without merit. The claims against CEOC have been stayed due to the Chapter 11 process and, except as described above, the actions against CEC have been allowed to continue.

CAC and CGP LLC believe that the claims and demands described above against CAC and CGP LLC in the Delaware First Lien Lawsuit and Delaware Second Lien Lawsuit are without merit and intend to defend themselves vigorously. For the Delaware First Lien Lawsuit and Delaware Second Lien Lawsuit, at the present time, CAC and CGP LLC believe it is not probable that a material loss will result from the outcome of these matters. However, given the uncertainty of litigation, CAC and CGP LLC cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should the matters ultimately be resolved against them. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC, which CAC and CGP LLC believe these matters would likely be long and protracted, and were a court to find in favor of the claimants in the Delaware First Lien Lawsuit or the Delaware Second Lien Lawsuit, such determination could have a material adverse effect on CAC and CGP LLC's business, financial condition, results of operations, and cash flows.
National Retirement Fund
In January 2015, a majority of the Trustees of the National Retirement Fund ("NRF"), a multi-employer defined benefit pension plan, voted to expel CEC and its participating subsidiaries ("CEC Group") from the plan. NRF claims that CEOC's bankruptcy presents an "actuarial risk" to the plan because, depending on the outcome of the bankruptcy proceeding, CEC might no longer be liable to the plan for any partial or complete withdrawal liability. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
Prior to NRF's vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreements in which the obligation to contribute to NRF exists. It is completely current with respect to pension contributions. The CEC Group opposed the NRF actions in the appropriate legal forums including seeking a declaratory judgment in federal district court challenging NRF's authority to expel the CEC Group and also seeking relief in the CEOC bankruptcy proceeding. The parties entered into a Standstill Agreement in March 2015 staying the CEC Group's obligation to commence quarterly payments and instead continue making its monthly contributions, and also setting a briefing schedule in the bankruptcy proceeding for both CEOC's motion that NRF's action violated the automatic stay and the CEC Group's motion to extend the stay to encompass NRF's collection lawsuit against CEC. The Bankruptcy Court denied CEOC's motion that NRF's action violated the automatic stay but CEOC's motion to extend the stay to encompass NRF's collection lawsuit against CEC is still pending. The Standstill Agreement remains in effect. Also, the federal district court has granted NRF's motion to dismiss CEC's declaratory judgment action agreeing with NRF that the governing statute requires that the issue must first be arbitrated. CEC has filed its Notice of Appeal challenging the district court's ruling.
CEC believes that its legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously. Because legal proceedings with respect to this matter are at the preliminary stages, CEC cannot currently provide assurance as to the ultimate outcome of the matters at issue.
Other Matters
In recent years, governmental authorities have been increasingly focused on anti-money laundering ("AML") policies and procedures, with a particular focus on the gaming industry. In October 2013, CEOC's subsidiary, Desert Palace, Inc. (the owner of and referred to herein as Caesars Palace), received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury ("FinCEN"), stating that FinCEN was investigating Caesars Palace for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Caesars Palace responded to FinCEN's letter in January 2014. Additionally, CEC was informed in October 2013 that a federal grand jury investigation regarding anti-money laundering practices of CEC and its subsidiaries had been initiated. CEC and Caesars Palace have been cooperating with FinCEN, the Department of Justice and the Nevada GCB on this matter. On September 8, 2015, FinCEN announced a settlement pursuant to which Caesars Palace agreed to an $8 million civil penalty for its violations of the Bank Secrecy Act, which penalty shall be treated as a general unsecured claim in Caesars Palace's bankruptcy proceedings. In addition, Caesars Palace agreed to conduct periodic external audits and independent testing of its AML compliance program, report to FinCEN on mandated improvements, adopt a rigorous training regime, and engage in a "look-back" for suspicious transactions. The terms of the FinCEN settlement were approved by the bankruptcy court on October 19, 2015.
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

Note 7 — Stock-based Compensation
On April 9, 2014, the Board of Directors (the "Board") of the Company approved the PIP Plan, subject to approval of the PIP Plan by the Company's stockholders. The PIP Plan was approved by the Company's stockholders on May 8, 2014. The HRC administers the PIP Plan. Under the PIP Plan, the Company is authorized to grant stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, cash awards, rights to purchase or acquire shares or similar securities in the form of or with a value related to our Common Stock, to officers, employees, directors, individual consultants and advisers of the Company and its subsidiaries. The PIP Plan will terminate ten years after approval by the Board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares of our Common Stock that may be delivered pursuant to awards under the PIP Plan is 3,000,000.
Restricted Stock Units
On April 9, 2014, grants of RSUs to certain eligible individuals were approved by the HRC in accordance with the PIP Plan and the grants became effective based upon the May 8, 2014 stockholder approval of the PIP plan. For accounting purposes, the grants were determined to occur in connection with the stockholder approval of the PIP plan. Subsequently, additional grants of RSUs to eligible individuals were approved. RSU grants are subject to vesting over five-month, three-and-one-half-year or four-year vesting periods. RSUs subject to a five-month vesting period vested on October 9, 2014. RSUs subject to a 3.5 year vesting period vest 25% on October 21 in each year 2014, 2015, 2016 and 2017. RSUs subject to a four-year vesting period vest 25% on each of the first four anniversaries of the April 9 grant date. The awards are considered equity-classified awards, measured at fair value at the date of grant, and recognized as a component of Additional paid-in capital in the Balance Sheets.
In December 2014, the Company awarded 375,000 RSUs to a related party consultant under the PIP Plan. This grant vests 50% on December 31, 2015 and 50% on December 31, 2016. During the three-month period ended March 31, 2015, the service period for these grants was accelerated to end in July 2015. The vesting period remained unchanged. This award is equity classified and remeasured at fair value at the end of each reporting period through July 2015.
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
During 2015, certain RSU awards under the PIP Plan and under the Equity Plan (as defined below) vested. Pursuant to these vesting events, CAC issued approximately 955,000 shares. In accordance with the CGP Operating Agreement, CGP LLC issued an equivalent number of Class A voting units to CAC, such that the number of shares of CAC stock outstanding equals the number of Class A voting units of CGP LLC owned by CAC. As a result, CAC's economic ownership of CGP LLC increased from approximately 42.5% to 42.6%.
The following is a summary of CAC's RSU activity under the PIP Plan for the year ended December 31, 2015:

	Restricted Stock Units	Fair Value(1)
Outstanding at January 1, 2015	864,909	$11.91
Granted	25,876	7.73
Vested	(364,788)	11.21
Outstanding at December 31, 2015	525,997	12.19
_____________________

(1)	Represents the weighted-average grant date fair value per RSU.
The grant date fair value of RSUs is based on the quoted market price of our common stock on the date of grant. The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2015 and 2014 was $7.73 and $12.12, respectively. The fair value of RSUs vested during the years ended December 31, 2015 and 2014 was $3.5 million and $1.9 million, respectively.
As of December 31, 2015, there was approximately $3.9 million of total unrecognized compensation cost related to RSUs granted under the PIP Plan, which is expected to be recognized over a weighted average remaining period of 1.9 years using the straight-line method.

For the year ended December 31, 2015 and 2014, total compensation expense recorded in earnings for RSUs granted under the PIP Plan was $4.6 million and $2.4 million, respectively. This expense was included in Operating expenses in the Statements of Operations and Comprehensive Income.
Stock Options
On October 7, 2014, certain eligible individuals were granted a total of 725,000 options to purchase shares in accordance with the PIP Plan. These options are subject to a two-year vesting period vesting 100% on the second anniversary of its effective date. Subsequently, additional grants of RSUs to eligible individuals were approved. Options granted under the PIP Plan expire ten years from the date of grant. These options are equity classified and measured at fair value at the date of grant, and recognized as a component of Additional paid-in capital in the Balance Sheets.
In December 2014, CAC also granted to a related party consultant, 675,000 options to purchase shares in accordance with the PIP Plan. This grant vests 50% on December 31, 2015 and 50% on December 31, 2016. During the three-month period ended March 31, 2015, the service period for these grants was accelerated to July 2015. The vesting period remained unchanged. These options are equity classified and were remeasured at fair value at the end of each reporting period through July 2015.
The following is a summary of CAC's stock option activity for the year ended December 31, 2015:

	Options	Weighted Average Exercise Price	Fair Value(1)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	1,400,000	$9.53	$5.02	9.9	$1.1
Granted	20,000	7.73	3.10
Outstanding at December 31, 2015	1,420,000	9.51	4.99	8.9	—
Vested and expected to vest at December 31, 2015	1,420,000	9.51	4.99	8.9	—
Exercisable at December 31, 2015	337,500	9.84	6.10	9.0	—
_________________________

(1)	Represents the weighted-average grant date fair value per option.
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2015 and 2014 was $3.10 and $5.02, respectively. No stock options were exercised during the year ended December 31, 2015 and no stock options vested during the year ended December 31, 2014.
As CAC does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, it was calculated through the Black-Scholes model assuming that the options will be disposed of either post-vesting but prior to a liquidity event, at the date of a liquidity event or after a liquidity event. Expected volatility was based on the historical volatility of the common stock of CAC's competitor peer group for a period approximating the expected life. CAC has no current intention to pay dividends on its common stock. The risk-free interest rate within the expected term was based on the U.S. Treasury yield curve in effect at the time of grant. Valuation assumptions for CAC's stock options used in the Black-Scholes model to estimate fair value were as follows:

	Year Ended December 31,
	2015	2014
Expected volatility	39.9% - 45.7%	45.0% - 49.7%
Weighted-average volatility	45.5%	47.2%
Expected dividend yield	—	—
Expected term (in years)	5.8 - 9.4	5.5 - 10.0
Risk-free interest rate	1.8% - 2.3%	1.9% - 2.4%
As of December 31, 2015, there was approximately $1.2 million of total unrecognized compensation expense related to CAC's stock options granted under the PIP Plan, which is expected to be recognized over a remaining average period of 0.9 years.
During the years ended December 31, 2015 and 2014, total compensation expense recorded in earnings for stock options was approximately $3.5 million and $0.4 million, respectively. This expense was included in Operating expenses in the Statements of Operations and Comprehensive Income.

Note 8 — Supplemental Cash Flow Information
Significant non-cash transactions for the year ended December 31, 2015 included (1) $97.4 million in income from our equity method investment in CGP LLC, (2) $24.9 million of fees and expenses paid directly by CGP LLC that were incurred by CAC and accounted for as a non-cash distribution from CGP LLC and (3) CAC's contribution of 648,046 shares of CAC common stock to CGP LLC on October 21, 2015 issued pursuant to the Equity Plan and valued at $4.6 million.
Significant non-cash transactions for the year ended December 31, 2014 included (1) $159.7 million related to the distribution of the CEOC notes from CGP LLC to CAC which was accounted for as a non-cash distribution from CGP LLC to CAC thereby reducing CAC's investment in CGP LLC and (2) $79.4 million in income from our equity method investment in CGP LLC, (3) $36.3 million of fees and expenses paid directly by CGP LLC that were incurred by CAC and also accounted for as a non-cash distribution from CGP LLC and (4) CAC's contribution of 521,218 shares of CAC common stock to CGP LLC on October 21, 2014 issued pursuant to the Equity Plan and valued at $4.8 million.
Significant non-cash transactions for the period February 25, 2013 through December 31, 2013 included (1) $7.3 million in income from our equity method investment in CGP LLC and (2) $10.8 million of fees and expenses paid directly by CGP LLC that were incurred in connection with the Transactions by CGP LLC and accounted for as a non-cash distribution from CGP LLC to CAC thereby reducing CAC's investment in CGP LLC.
CAC's expenses incurred in the normal course of business are expected to be paid by CGP LLC on behalf of CAC in accordance with the CGP Operating Agreement.
During the year ended December 31, 2015, CGP LLC did not make tax payments on behalf of CAC. During the year ended December 31, 2014 and the period from February 25, 2013 through December 31, 2013, CGP LLC paid $12.7 million and $6.6 million, respectively, in tax on behalf of CAC which was accounted for as distributions from CGP LLC to CAC. As of both years ended December 31, 2015 and 2014 there was $19.3 million of prepaid federal income tax.
There was no interest expense incurred or cash paid for interest during the years ended December 31, 2015 and 2014.
Note 9 — Related Party Transactions
Formation of Caesars Enterprise Services, LLC
Caesars Enterprise Services, LLC, a services joint venture among CEOC, Caesars Entertainment Resort Properties LLC, a subsidiary of Caesars Entertainment, and CGPH, (together the "Members" and each a "Member") manages CGP LLC's Properties and provides CGP LLC with access to Caesars Entertainment's management expertise, intellectual property, back office services and Total Rewards loyalty program. CES also employs personnel under each property's corresponding property management agreement. Operating expenses are allocated to each Member with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements. Corporate expenses that are not allocated to the properties directly are allocated by CES to CEOC, CERP, and CGPH according to their allocation percentages (initially 70.0%, 24.6% and 5.4% respectively), subject to annual review. As a result of an annual review undertaken in September 2015 but effective July 2015, the allocation percentages were revised to 65.4%, 21.8% and 12.8%, respectively. CGPH has notified CES, CEOC and CERP that it objects to the new expense allocation but will pay the revised expense allocations under protest and reserves all rights. On October 1, 2014, CES began operations in Nevada, Louisiana and certain other jurisdictions in which regulatory approval had been received or was not required, including through the commencement of direct employment by CES of certain designated enterprise-wide employees.
Omnibus License and Enterprise Services Agreement
On May 20, 2014, the Members entered into an Omnibus License and Enterprise Services Agreement (the "Omnibus Agreement"), which granted licenses to the Members and certain of their affiliates in connection with the formation of CES. Initial contributions by the Members included a $22.5 million cash payment by CGP LLC on behalf of CGPH in October 2014. Pursuant to a capital call during the three months ended December 31, 2014, CGP LLC contributed an additional $0.1 million on behalf of CGPH. Pursuant to capital calls during the year ended December 31, 2015, CGPH contributed an additional $3.9 million to CES. On October 1, 2014 and January 1, 2015, the Members transitioned certain executives and employees to CES and the services of such employees were available as part of CES's provision of services to the Members and certain of their affiliates that own properties that require CES services under the Omnibus Agreement.
Under the Omnibus Agreement, CEOC, Caesars License Company, LLC ("CLC"), Caesars World, Inc. ("CWI"), CGPH and certain of their subsidiaries that granted CES a non-exclusive, irrevocable, world-wide, royalty-free license in and to all intellectual property owned or used by such licensors, including all intellectual property (a) currently used, or contemplated to be used, in connection with the properties owned by the Members and their respective affiliates, including any and all intellectual property related to the Total Rewards program, and (b) necessary for the provision of services contemplated by the Omnibus Agreement and by the applicable management agreement for any such property (collectively, the "Enterprise Assets").

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

•	allows the parties to modify the terms and conditions of CEOC's performance of any of the services and to request additional services from time to time; and

•	provides for payment of a service fee to CEOC in exchange for the provision of services, plus a margin of 10%.
These services were assumed by CES in 2014. In connection with the CGP Operating Agreement, CGP LLC pays for these services on behalf of CAC. CAC accounts for these amounts as non-cash distributions from CGP LLC, thereby reducing CAC's investment in CGP LLC.
Transaction Fees and Expenses
For the years ended December 31, 2015 and 2014, CGP LLC paid approximately $5.8 million and $14.3 million, respectively, on CAC's behalf primarily for legal and accounting fees and expenses incurred by CAC in connection with various transactions and potential transactions such as acquisitions and expenses associated with the Merger Agreement between CAC and CEC. These payments are accounted for as non-cash distributions from CGP LLC by CAC thereby reducing CAC's investment in CGP LLC. In 2013, CGP LLC paid approximately $10.8 million on CAC's behalf for fees and expenses that were incurred in connection with the Transactions by CGP LLC and accounted for as non-cash distributions from CGP LLC to CAC thereby reducing CAC's investment in CGP LLC. See Note 1 — Description of Business and Summary of Significant Accounting Policies.
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
On May 8, 2014, CEC granted awards to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries in accordance with the Equity Plan in order to reward and provide incentive for services provided in their capacity, promote the success of CGP LLC, and more closely align the interests of such individuals with those of the stockholders of the Company. Awards under this plan vest one-third on each of October 21, 2014, 2015 and 2016. Expense associated with the vesting of such awards is recorded as management fee expense by CGP LLC, totaling $11.9 million and $9.9 million for the years ended December 31, 2015 and 2014, respectively. As the service period for a portion of the awards was accelerated to end in July 2015, management fee expense also included expenses associated with the service period acceleration. Upon issuance of shares pursuant to this plan, such shares will be contributed to CGP LLC by CAC as additional investment into that entity, at which time CGP LLC will settle its management fee obligation with CEC and its subsidiaries through a distribution of such shares to CEC. Also upon issuance of shares pursuant to this plan, CGP LLC will issue an equivalent number of voting units in CGP LLC and distribute those units to CAC. As CAC will receive voting units in CGP LLC in exchange for the shares of CAC issued pursuant to this plan, there is no expected dilutive impact to CAC's EPS (see Note 4 — Stockholders' Equity and Earnings Per Share).
On October 21, 2014, 521,218 CAC shares valued at $4.8 million were issued pursuant to the Equity Plan. On October 21, 2015, 648,046 CAC shares valued at $4.6 million were issued pursuant to the Equity Plan. These shares were contributed to CGP LLC by CAC as an additional investment into CGP LLC, at which time CGP LLC settled its management fee obligation with CEC and its subsidiaries through a distribution of such shares to CEC. Also upon contribution of these shares and RSU awards vested under the PIP Plan into CGP LLC, CGP LLC issued an equivalent number of voting units in CGP LLC to CAC. As a result, CAC's economic ownership of CGP LLC increased from approximately 42.4% at December 31, 2013 to 42.5% at December 31, 2014 to 42.6% at December 31, 2015.
Stock-based Compensation Granted to Related Party
In December 2014, CAC granted RSU awards and options to a related-party consultant under the PIP Plan. During the three-month period ended March 31, 2015, the service period for these grants was accelerated to end in July 2015. The vesting period remained unchanged. During the years ended December 31, 2015 and 2014, $4.4 million and $0.1 million of expense was recognized related to these grants, respectively. See Note 7 — Stock-based Compensation for a further discussion of these grants.
Investment in Notes from Related Party
In connection with the CEOC Notes, CGP LLC effectuated a distribution of its 5.75% and 6.50% face value aggregate principal amount as a dividend to its members, pro-rata based upon each member's ownership percentage in CGP LLC (see Note 4 — Stockholders' Equity and Earnings Per Share). At the date of distribution, the fair value of CGP LLC's investment in the CEOC Notes was below its amortized cost basis. As a result, CGP LLC recorded an impairment charge of $63.5 million immediately prior to the Notes Distribution to recognize losses that had been accumulated in equity, given that CGP LLC would not recover its amortized cost basis in the CEOC Notes. In connection with the Notes Distribution, CAC, as a member of CGP LLC, received $137.5 million in aggregate principal amount of the 6.50% CEOC Notes, maturing June 1, 2016, and $151.4 million in aggregate principal amount of the 5.75% CEOC Notes, maturing October 1, 2017. CAC recognized $159.7 million as a reduction to Additional paid-in capital as a result of the distributions as well as $8.8 million of related interest and $1.4 million of tax expense associated with the cash interest received on the notes. These notes are included as a component of Additional paid-in capital in our Balance Sheets and Statements of Stockholders' Equity along with interest receivable at the distribution date. These notes will be held at the distributed value with no subsequent fair value adjustments or recognition of interest income until such time as amounts are received by CAC. The fair value of this distribution reduces the deployed capital upon which CAC is entitled to earn a minimum guaranteed return prospectively from the August 6, 2014 distribution date.
Note 10 — Subsequent Events
Because significant recent developments and subsequent events related to our equity method investee could be impactful to our financial performance, we have elected to include disclosure of such items herein.
CGP LLC Subsequent Events
On January 21, 2016, CGPH drew an additional $15.0 million of revolver borrowings on its $150.0 million revolving credit agreement.
In January and February 2016, Caesars Interactive Entertainment repurchased shares of its outstanding common stock for total net consideration of $26.7 million.
Note 11— Quarterly Results of Operations (Unaudited)

(In millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Equity method investment income	$24.2	$24.4	$24.4	$24.4
Loss from operations	(7.1)	(8.1)	(9.2)	(6.8)
Net income	8.7	7.8	7.0	8.5
Earnings per share - basic and diluted	0.06	0.06	0.05	0.06

2014
Equity method investment income	$9.3	$21.3	$24.9	$23.9
Loss from operations	(5.9)	(8.2)	(2.1)	(9.2)
Net income	2.2	8.4	2.8	1.2
Earnings per share - basic and diluted	0.02	0.06	0.02	0.01

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Caesars Acquisition Company
We have audited the accompanying combined statement of operations, comprehensive income, stockholders' equity and cash flows of Caesars Entertainment Corporation’s prior interests in Caesars Interactive Entertainment, Inc. and its subsidiaries; PHWLV, LLC; Caesars Baltimore Investment Company, LLC; senior notes previously issued by a wholly owned subsidiary of Caesars Entertainment Corporation; 3535 LV Corp.; indirect subsidiaries of Parball Corporation; Corner Investment Company, LLC and its subsidiaries; and JCC Holding Company II, LLC and its subsidiaries (such interests referred to, in the aggregate, as “Predecessor Growth Partners”) for the period from January 1, 2013 through October 21, 2013 (date of Transactions, as defined in Note 1 to the accompanying combined financial statements, or “Transactions”). These combined financial statements are the responsibility of Caesars Acquisition Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such combined financial statements present fairly, in all material respects, the results of Predecessor Growth Partners’ operations and their cash flows for the period from January 1, 2013 through October 21, 2013 (date of Transactions) in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
Las Vegas, Nevada
March 28, 2014
(March 16, 2015 as to Note 2)

PREDECESSOR GROWTH PARTNERS
COMBINED STATEMENT OF OPERATIONS
(In millions)

January 1, 2013 Through October 21, 2013
Revenues
Interactive Entertainment
Social and mobile games	$232.3
WSOP and online real money gaming	10.3
242.6
Casino Properties and Developments
Casino	530.7
Food and beverage	162.9
Rooms	196.0
Other	72.7
Less: casino promotional allowances	(126.7)
835.6
Net revenues	1,078.2

Operating expenses
Interactive Entertainment - Direct
Platform fees	72.5
Casino Properties and Developments - Direct
Casino	271.2
Food and beverage	73.8
Rooms	54.8
Property, general, administrative and other	333.1
Write-downs, reserves and project opening costs, net of recoveries	15.6
Management fees to related parties	14.2
Depreciation and amortization	80.5
Change in fair value of contingent consideration	50.0
Total operating expenses	965.7
Income from operations	112.5
Interest expense, net of interest capitalized	(61.0)
Interest income - related party	138.5
Loss on extinguishment of debt	(0.7)
Other income, net	0.5
Income before provision for income taxes	189.8
Provision for income taxes	(68.0)
Net income	121.8
Less: net loss attributable to non-controlling interests	5.1
Net income attributable to Predecessor Growth Partners	$126.9
See accompanying Notes to Combined Financial Statements.

PREDECESSOR GROWTH PARTNERS
COMBINED STATEMENT OF COMPREHENSIVE INCOME
(In millions)

January 1, 2013 Through October 21, 2013
Net income	$121.8
Other comprehensive income, net of income taxes:
Unrealized gain on investments in notes from related party	0.5
Total other comprehensive income	0.5
Comprehensive income	122.3
Less: net loss attributable to non-controlling interests	5.1
Comprehensive income attributable to Predecessor Growth Partners	$127.4
See accompanying Notes to Combined Financial Statements.

PREDECESSOR GROWTH PARTNERS
COMBINED STATEMENT OF STOCKHOLDERS' EQUITY
(In millions)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Equity
Balance at January 1, 2013	$2,339.8	$102.7	$116.0	$14.9	$2,573.4
Net income/(loss)	—	126.9	—	(4.6)	122.3
Issuance of Caesars Interactive common stock	0.6	—	—	—	0.6
Purchase of Caesars Interactive management shares	(9.9)	—	—	—	(9.9)
Stock-based compensation	0.2	—	—	—	0.2
Capital contributions	38.2	—	—	32.2	70.4
Unrealized gain on investments in notes from related party, net of tax	—	—	0.5	—	0.5
Transactions with parent and affiliates, net	(86.4)	—	—	—	(86.4)
Balance at October 21, 2013	$2,282.5	$229.6	$116.5	$42.5	$2,671.1
See accompanying Notes to Combined Financial Statements.

PREDECESSOR GROWTH PARTNERS
COMBINED STATEMENT OF CASH FLOWS
(In millions)

January 1, 2013 Through October 21, 2013
Cash flows from operating activities
Net income	$121.8
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	80.5
Amortization of debt discount and debt issuance costs	19.5
Loss on early extinguishments of debt	0.7
Change in fair value of contingent consideration	50.0
Accretion of discount on investments in notes from related party	(83.6)
Paid-in-kind interest	(0.3)
Stock-based compensation expense	13.2
Net change in deferred income taxes	1.1
Net change in long-term accounts	(1.1)
Net change in working capital accounts	7.3
Net transfers to parent and affiliates	(32.5)
Other non-cash items	(0.7)
Cash flows provided by operating activities	175.9
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	(156.6)
Purchase of short-term investments	(5.0)
Sale of short-term investments	12.5
Payments to acquire business, net of cash acquired	(17.3)
Proceeds received from sale of assets	0.1
Acquisitions of intangible assets	(0.6)
Increase in restricted cash	(263.0)
Decrease in restricted cash	78.8
Cash flows used in investing activities	(351.1)
Cash flows from financing activities
Issuance of Caesars Interactive common stock and warrant	0.6
Purchase of Caesars Interactive management shares	(9.9)
Capital contributions	73.9
Debt issuance costs and fees	(10.8)
Proceeds from issuance of long-term debt	214.0
Payments on long-term debt to related party	(7.0)
Repayments under lending agreements	(9.3)
Distributions to parent	(53.9)
Cash flows provided by financing activities	197.6
Net increase in cash and cash equivalents	22.4
Cash and cash equivalents, beginning of period	205.2
Cash and cash equivalents, end of period	$227.6
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

(v)
Caesars Entertainment contributed all of the shares of Caesars Interactive Entertainment, Inc.'s ("CIE" or "Caesars Interactive") outstanding common stock held by a subsidiary of Caesars Entertainment and approximately $1.1 billion in aggregate principal amount of senior notes held by a subsidiary of Caesars Entertainment (the "CEOC Notes" and, together with the shares of CIE, the "Contributed Assets") to CGP LLC, in exchange for all of CGP LLC's non-voting units.

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
On May 5, 2014, CGP LLC contributed the equity interests of PHWLV to Caesars Growth Properties Holdings, LLC (the "Borrower" or "CGPH"), a subsidiary of CGP LLC. JCC Holding Company II, LLC and its subsidiaries (collectively known as "Harrah's New Orleans"), 3535 LV Corp. (formerly known as "The Quad" and recently rebranded as "The LINQ Hotel & Casino"), indirect subsidiaries of Parball Corporation (collectively known as "Bally's Las Vegas") and Corner Investment Company, LLC and its subsidiaries, (collectively known as "The Cromwell") were direct wholly-owned subsidiaries of CEOC, which is a majority-owned subsidiary of CEC. On May 5, 2014, CGPH through one or more subsidiaries acquired (i) The Cromwell, The LINQ Hotel & Casino, and Bally's Las Vegas, (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreements entered between a Property Manager (as defined) and the owners of each of these properties and (iii) certain intellectual property that is specific to each of these properties (collectively referred to as the "First Closing").

On May 20, 2014, CGPH through one or more subsidiaries acquired (i) Harrah's New Orleans, (ii) 50% of the ongoing management fees and any termination fees payable under the Louisiana property management agreement entered between a Property Manager and the owners of Harrah's New Orleans and (iii) certain intellectual property that is specific to the Harrah's New Orleans ("Second Closing").
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
Predecessor Growth Partners has two operating units: (1) Interactive Entertainment and (2) Casino Properties and Developments. Predecessor Growth Partners' Interactive Entertainment segment consists of CIE, which is comprised of three distinct, but complementary businesses that reinforce, cross-promote and build upon each other: social and mobile games, the World Series of Poker ("WSOP") and regulated online real money gaming. Predecessor Growth Partners' Casino Properties and Developments segment consists of the Acquired Properties and CGP LLC's interest in the Maryland Joint Venture.
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
Land, Property and Equipment
Gains or losses on the dispositions of land, property and equipment are included in the determination of income. Predecessor Growth Partners capitalized interest of $6.0 million for the period from January 1 through October 21, 2013, primarily associated with The LINQ Hotel & Casino, The Cromwell and the Horseshoe Baltimore development project.
Depreciation is provided using the straight-line method over the shorter of the estimated useful life of the asset or the related lease, as follows:

Land improvements	12 years
Building and improvements	5 - 40 years
Furniture, fixtures and equipment	2.5 - 20 years
Predecessor Growth Partners reviews the carrying value of land, property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the asset, an impairment loss is recognized equal to an amount by which the carrying value exceeds the estimated fair value of the asset. The factors considered by management in performing this assessment include current operating results, trends, prospects, the effect of obsolescence, demand, competition, potential decreases in the marketplace, a change in physical condition, and legal and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the asset group level, which, for most of Predecessor Growth Partners assets, is the individual property. Predecessor Growth Partners did not recognize any impairment in any of the periods presented.
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
Debt Discounts or Premiums and Debt Issuance Costs
Debt discounts or premiums and debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense based on the related debt agreements using the effective interest method. Unamortized discounts or premiums and debt issuance costs are written off and included in gain or loss calculations to the extent Predecessor Growth Partners retires debt prior to its original maturity date. Unamortized debt issuance costs are included in Deferred charges and other and unamortized debt discounts or premiums are netted against Long-term debt.
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
Revenue Recognition
Interactive Entertainment—Social and Mobile Games
CIE derives revenue from the sale of virtual currencies within casino-themed social and mobile games which are played on various global, social and mobile third-party platforms. CIE's Slotomania and Bingo Blitz applications represented 90% of CIE's social and mobile games revenues for the period from January 1 through October 21, 2013.
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
Once obtained, virtual currency (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play. When virtual currency is played in the games, the game player could "win" and would be awarded additional virtual currency, or could "lose" and lose the future use of that virtual currency. As the game player does not receive any additional benefit from the games, nor is the game player entitled to any additional rights once the game player's virtual goods are substantially consumed, CIE has concluded that the virtual goods represent consumable goods.
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
Because CIE is unable to distinguish between the consumption of purchased or free virtual currency, CIE must estimate the amount of outstanding purchased virtual currency at each reporting period based on customer behavior. Based upon an analysis of the customers' historical play behavior, the timing difference between when virtual currencies are purchased by a customer and when those virtual currencies are consumed in gameplay is relatively short.

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
Prior to September 2013, transactions conducted through the Facebook platform were facilitated using Facebook credits ("FB Credits"), which is a form of virtual currency specific to the Facebook platform. Effectively, transactions priced by CIE to sell a specified number of virtual goods for a specified cost in a game player's local currency had FB Credits inserted into the transaction flow, whereby the purchase price paid by the game player was first converted to FB Credits, and the FB Credits were then converted into the resulting number of virtual goods. This provided a means for Facebook platform users to accumulate FB Credits prior to making an in-application purchase, and for the Facebook platform to provide to its users FB Credits at a discount or for free.
Subsequent to the September 2013 elimination of FB Credits, Facebook may provide free gift cards or determine other means of discounting virtual currencies purchased by the Facebook platform users. As a result, CIE reviews the individual transaction details to ensure that revenues recognized for the sale of virtual currencies through the Facebook platform represent cash paid for such currencies by CIE's game players.
Taxes collected from customers on behalf of governmental authorities are accounted for on a net basis and are not included in net revenues or operating expenses.
WSOP and Online Real Money Gaming
The majority of the WSOP and non-US regulated online real money licensed gaming revenue is derived from licensing the WSOP and Caesars trade names to third parties for the use in regulated online real money gaming and social and mobile games, the licensing of the WSOP trade name, and television rights and sponsorship for the WSOP live tournaments. With respect to the licensing agreements, CIE's revenues are typically based upon a percentage of revenue earned by its licensees and the fees received from Caesars Entertainment for the WSOP live tournament events.
CIE's license fee revenues generated from regulated online real money gaming are recognized as earned based on a contractually agreed upon percentage of the net gaming revenue. CIE believes that it is the agent in these transactions and therefore records the net licensing revenue derived from its licensees' net gaming revenue. Revenue related to the licensing of the WSOP trade name to third parties for the use in for social and mobile games is recognized based on an agreed percentage of the third parties' revenues through revenue sharing agreements.
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
Casino Properties and Developments
Casino Revenues. Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers' possession. However, jackpots, other than the incremental amount of progressive jackpots, are recognized at the time they are won by customers. Predecessor Growth Partners accrues the incremental amount of progressive jackpots as the progressive machine is played and the progressive jackpot amount increases, with a corresponding reduction of casino revenue.
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

Platform Fees
Platform fees relate to Predecessor Growth Partners' Interactive Entertainment segment and consist of fees paid to third- party social and mobile platform providers. Approximately 79.4% of platform fees incurred for the period from January 1 through October 21, 2013 were paid to the top two platforms. Other than the deferral of platform fees associated with deferred revenues, platform fees are expensed as incurred.
Total Rewards Point Liability Program
Caesars Entertainment's customer loyalty program, Total Rewards, offers incentives to customers who gamble at Caesars Entertainment's casinos throughout the United States, including Predecessor Growth Partners' casino properties. Under the program, customers are able to accumulate, or bank, reward credits over time that they may redeem at their discretion under the terms of the program. The reward credit balance will be forfeited if the customer does not earn a reward credit over the prior six-month period. As a result of the ability of the customer to bank the reward credits, Caesars Entertainment accrues the expense of reward credits, after consideration of estimated forfeitures (referred to as "breakage"), as they are earned. The estimated value of the cost to provide reward credits is accrued by Caesars Entertainment as the reward credits are earned by customers. To arrive at the estimated cost associated with reward credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates, and the mix of goods and services for which reward credits will be redeemed. Caesars Entertainment uses historical data to assist in the determination of estimated accruals.
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
All other research and development costs are expensed as incurred. Research and development costs were $23.1 million for the period from January 1 through October 21, 2013. Such amounts are included in Property, general, administrative and other within the Combined Statements of Operations.
Advertising
Predecessor Growth Partners expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $45.6 million for the period from January 1 through October 21, 2013. Advertising expense is included in Property, general, administrative and other expenses within the Combined Statements of Operations.
Stock-based Compensation
Caesars Entertainment grants stock-based compensation awards in Caesars Entertainment common stock to certain employees that work for the management companies of the Acquired Properties, Planet Hollywood and Horseshoe Baltimore under the Caesars 2012 Performance Incentive Plan. Caesars Entertainment's allocated expense to Predecessor Growth Partners associated with executives' stock-based awards for the period from January 1 through October 21, 2013 but it was not considered material to the Combined Statements of Operations of Predecessor Growth Partners.
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

Foreign Currency
Predecessor Growth Partners transacts business in various foreign currencies. The functional currency of Predecessor Growth Partners' foreign operations is the U.S. dollar. Foreign exchange transaction gains and losses are included Property, general, administrative and other in the Combined Statements of Operations.
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
Prior to October 21, 2013, Predecessor Growth Partners' operations were included in the consolidated U.S. Federal income tax return and state income tax returns of Caesars Entertainment. The provision for income taxes included in the Combined Statements of Operations and Comprehensive Income was computed as if Predecessor Growth Partners filed its U.S. federal, state and income tax returns on a stand-alone basis. Planet Hollywood is a disregarded entity for federal and state income tax purposes as part of the Caesars Entertainment consolidated group. However, for the purpose of the combined financial statements for the period from January 1 through October 21, 2013, Planet Hollywood recorded income taxes to properly represent the cost of its operations. Upon closing of the Transactions, CGP LLC is treated as a pass-through entity for federal and state income tax purposes.
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

Acquisition of Buffalo Studios LLC
In December 2012, Caesars Interactive purchased substantially all of the assets of Buffalo Studios LLC ("Buffalo Studios"). Aggregate consideration was $50.8 million, including Predecessor Growth Partners' preliminary estimate of $5.6 million in contingent consideration (see Note 11 — Fair Value Measurements). Buffalo Studios is a developer of social and mobile games which are played through a Facebook, Apple, or Android platform. Buffalo Studios' principal revenue source is Bingo Blitz, an online bingo game in which users compete to win virtual prizes and game enhancements. Buffalo Studios offers its games under a "free-to-play" model in which users can download and play the game for free, but are charged for additional game credits, game enhancements, and the purchase of virtual goods. The results of Buffalo Studios for periods subsequent to the acquisition are included in Predecessor Growth Partners' results in their Interactive Entertainment segment.
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

•	The rate of return on fixed assets was estimated to be 6.0%, which assumes that these assets would be financed primarily by debt financing.

•	CIE estimated discount rates on the intangible assets to be 21.0% based on the relative risk profiles of these assets as compared to that of the overall business.

•	Goodwill was computed on a residual basis. The implied rate of return on goodwill was 25.0%, which accounts for the additional risk inherent in the asset's unidentifiable nature.
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
Other CIE Acquisitions
In May 2013, CIE acquired the World Series of Poker social and mobile game assets and intellectual property from Electronic Arts, Inc. In August 2013, CIE acquired an online gaming development business based in the Ukraine. In October 2013, certain wholly-owned subsidiaries of Caesars Interactive acquired the workforce, assets and intellectual property (collectively, the "Acquired Assets") of unaffiliated third parties. Total consideration for the Acquired Assets was $18.0 million, of which $10.0 million was paid on October 21, 2013 and $8.0 million was contingent upon achieving certain milestone events. Assets acquired and liabilities assumed in these transactions were not material to Predecessor Growth Partners' financial statements.

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
As of October 21, 2013, STRON-MD Limited Partnership holds 4.8% of the Horseshoe Baltimore joint venture. Their non-controlling interest contains an embedded put feature that may cause us, at any time, to purchase all of STRON-MD Limited Partnership's interest in Horseshoe Baltimore either at cost prior to the commencement of the planned casino's operations, or at fair market value after the commencement of operations. For accounting purposes, their ownership interest is presented as redeemable non-controlling interest presented outside of permanent equity.
Note 4 — Depreciation and Amortization
Caesars Interactive entered into a Platform Development and Service Agreement, dated as of January 30, 2012 (the "Platform Agreement"), with 888 poker software ("888"), Caesars Interactive's partner in the UK online real money gaming market. The Platform Agreement provides that 888 will develop and service an online real money poker platform for use in any United States jurisdiction when online real money gaming becomes legal. Under this agreement, 888 receives a portion of the revenue derived from the platform and reimbursement for expenses. Reimbursements for computer hardware incurred prior to construction in progress, and reimbursements for other development costs and expenses have been recorded in Property, general, administrative and other in the Combined Statements of Operations. The Platform agreement also provides 888 the option to market or sell the rights to the technology developed under the agreement, but upon exercising such option, 888 would be required to reimburse Caesars Interactive some or all of the computer hardware and development costs and expenses.
In August 2013, Caesars Interactive and 888 amended the Platform Agreement and entered into a Services Agreement (collectively, the "888 Agreements") whereby 888 exercised its non-exclusivity option allowing them to use and market the platform in jurisdictions that Caesars Interactive operates. In accordance with the 888 Agreements, 888 reimbursed Caesars Interactive for costs incurred during the development stage of the platform. Additionally, 888 will reimburse Caesars Interactive for computer hardware costs through a reduction of 888's revenue share.
Depreciation expense for property and equipment is reflected in Depreciation and amortization in the Combined Statements of Operations. For the period from January 1 through October 21, 2013 the aggregate depreciation expense was $49.5 million.
The aggregate amortization expense for those intangible assets that are amortized is reflected in Depreciation and amortization in the Combined Statements of Operations. For the period from January 1 through October 21, 2013 there was $29.3 million of amortization expense recorded related to intangible assets and $1.7 million of amortization expense related to other items.
No impairment charges were recorded for the period from January 1 through October 21, 2013.
Note 5 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as Casino promotional allowances.
The estimated retail value of such Casino promotional allowances is included in Net revenues as follows:

(In millions)	January 1, 2013 Through October 21, 2013
Food and beverage	$63.8
Rooms	55.9
Other	7.0
Total	$126.7
The estimated cost of providing such promotional allowances is included in Operating expenses as follows:

(In millions)	January 1, 2013 Through October 21, 2013
Food and beverage	$38.8
Rooms	20.0
Other	3.4
Total	$62.2
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

(In millions)	January 1, 2013 Through October 21, 2013
Remediation costs	$9.2
Divestitures and abandonments (1)	3.2
Efficiency projects	1.6
Project opening costs	1.4
Other	0.2
Total Write-downs, reserves and project opening costs, net of recoveries	$15.6
_________________________

(1)	Divestitures and abandonments are primarily comprised of demolition costs related to projects in development.
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
The effect of derivative instruments in the Combined Statements of Operations for the period from January 1 through October 21, 2013 was immaterial.
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
Non-controlling Interest
The following is a summary of Predecessor Growth Partners' net loss attributable to non-controlling interests for the period from January 1 through October 21, 2013:

(In millions)	January 1, 2013 Through October 21, 2013
Net loss attributable to redeemable non-controlling interests	$(0.5)
Net loss attributable to non-controlling interests	(4.6)
Net loss attributable to non-controlling interests	$(5.1)
As of October 21, 2013, STRON-MD Limited Partnership held 4.8% of the Maryland Joint Venture. Their non-controlling interest contains an embedded put feature that may, at any time, cause Predecessor Growth Partners to purchase all of STRON-MD Limited Partnership's interest in Maryland Joint Venture either at cost prior to the commencement of the planned casino's operations, or at fair market value after the commencement of operations. For accounting purposes, their ownership interest is presented as Redeemable non-controlling interest presented outside of permanent equity.
The changes in the carrying amount of Redeemable non-controlling interests were as follows:

(In millions)
Balance as of January 1, 2013	$1.3
Net loss attributable to redeemable non-controlling interests	(0.5)
Capital contribution to Horseshoe Baltimore	3.5
Balance as of October 21, 2013	$4.3
Net loss attributable to Redeemable non-controlling interests from the Maryland Joint Venture for the period from January 1 through October 21, 2013 was recognized in the Combined Statements of Operations, but was not recognized in the Combined Statements of Stockholders' Equity as it was accounted for as mezzanine equity during the respective periods.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income consists of unrealized gains on investments in notes from related party (see Note 18 — Related Party Transactions), net of taxes. For the period from January 1 through October 21, 2013 there were no amounts reclassified out of Accumulated other comprehensive income.
Note 10 — Income Taxes
The components of income before income taxes and the related provision for the United States and other income taxes for Predecessor Growth Partners were as follows:

(In millions)	January 1, 2013 Through October 21, 2013
Income before Income Taxes
United States	$126.9
Outside of the United States	62.9
Total income before income taxes	$189.8

(In millions)	January 1, 2013 Through October 21, 2013
Income Tax Provision
United States
Current (Federal and state)	$54.1
Deferred (Federal and state)	3.0
Outside of the United States
Current	13.8
Deferred	(2.9)
Total income tax provision	$68.0
The differences between the United States statutory federal income tax rate and the effective tax rate expressed as a percentage of income before taxes were as follows:

January 1, 2013 Through October 21, 2013
Statutory tax rate	35.0%
Increases/(decreases) in tax resulting from:
Federal valuation allowance change	3.0
State taxes, net of federal tax benefit	0.8
Foreign income taxed at lower rates than the U.S.	(5.9)
Nondeductible lobbying	0.2
Nondeductible stock-based compensation	1.8
Offering costs	0.1
Non-controlling interests	0.9
Other	(0.1)
Effective tax rate	35.8%
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

(In millions)
Balance at January 1, 2013	$—
Additions on tax positions of prior years	0.2
Balance at October 21, 2013	$0.2
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
Predecessor Growth Partners files income tax returns, including returns for its subsidiaries, with federal, state, and foreign jurisdictions. The tax years that remain open for examination for Predecessor Growth Partners' major jurisdictions are 2010 through 2013 for the U.S. and Canada and 2011 through 2013 for Israel.
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
Predecessor Growth Partners' assessment of goodwill and other intangible assets for impairment includes an assessment using various Level 2 (EBITDA multiples and discount rate) and Level 3 (forecasted cash flows) inputs. Predecessor Growth Partners' determination of stock-based compensation includes the valuation of CIE's common stock and the related options and warrants using various Level 2 and Level 3 inputs.
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
Horseshoe Baltimore
Multiple lawsuits have been filed against CBAC Gaming, LLC and CBAC Borrower, LLC ("CBAC"), the City of Baltimore, the Maryland Department of the Environment ("MDE") and other parties in relation to the proposed location and the development of Horseshoe Baltimore. These cases allege violations of various environmental laws, violations of zoning laws and public nuisance, among other claims. Although CAC, Predecessor Growth Partners and CGP LLC believe that they have adequate defenses to these claims, an adverse judgment could result in additional costs, delays in construction, or injunctions.
In November 2012, the MDE granted approval of the Maryland Joint Venture's amended response action plan ("RAP") under MDE's Voluntary Cleanup Program that named the Maryland Joint Venture, rather than the City of Baltimore, as the party that will implement the RAP and redevelop the proposed location of Horseshoe Baltimore. On February 20, 2013, a group of local residents working with the non-profit Inner Harbor Stewardship Foundation (the "Foundation") filed a complaint in the Maryland Circuit Court challenging the legality of the MDE's approval of the amended RAP. In the case, known as Ruth Sherrill, et al. v. State of Maryland Department of the Environment, et al., the plaintiffs claimed that the amended RAP was approved without complying with the public notice and participation requirements of Maryland law. The plaintiffs sought additional public notice and participation, and to obtain an injunction on, among other things, any construction activities at the site pending the resolution of the case. On March 14, 2013, the court denied the plaintiffs' motion for a Temporary Restraining Order and Preliminary Injunction ("TRO"). The plaintiffs' appeal of the TRO ruling was dismissed. On April 22, 2013, the plaintiffs filed an amended complaint adding a public nuisance claim to their original complaint. The defendants filed motions to dismiss the plaintiffs' amended complaint and a hearing was held on June 14, 2013. The amended complaint was dismissed on November 6, 2013. The plaintiffs filed a notice of appeal on December 6, 2013 and oral argument occurred on October 3, 2014. No decision has been issued from the appellate court.

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
Playtika Employment Agreements
In December 2011, a subsidiary of Caesars Interactive entered into employment agreements with certain selling shareholders of Playtika who had been managing Playtika both prior and subsequent to CIE's May 2011 acquisition. Under these employment agreements, a subsidiary of Caesars Interactive agreed to pay $4.0 million in success bonuses; $2.0 million to each of two employees in the event that each employee is still employed 29 months from the commitment date of the employment agreement. If the employee's employment is terminated without cause or terminated by the employee for good reason prior to the completion of the required 29 months of service, but after completion of service through July 1, 2013, each of the employees is entitled to receive 40% of this success bonus.
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
Planet Hollywood Energy Services Agreement
Planet Hollywood's predecessor entered into an Energy Services Agreement ("ESA") with Northwind Aladdin, LLC ("Northwind") on September 24, 1998, subject to five subsequent amendments. Under the terms of the amended ESA, Northwind is required to provide chilled water, hot water and emergency power to Planet Hollywood from a central utility plant for a term that expires February 29, 2020. Planet Hollywood recorded expenses of $2.5 million for the period from January 1 through October 21, 2013 which is included in Property, general, administrative and other expenses in the accompanying Combined Statements of Operations.
Insurance Accruals
The Acquired Properties are insured for workers' compensation, property, general liability and other insurance coverage through Caesars Entertainment. See Note 18 — Related Party Transactions for additional information.
Entertainment Commitments
In July 2013, Planet Hollywood terminated its lease with a third-party in order to retake possession of the larger performance theater space in Planet Hollywood, rebranded as The AXIS at Planet Hollywood Resort & Casino. In connection with that transaction, Planet Hollywood refurbished the theater and entered into a two-year performance agreement with Britney Spears pursuant to which Ms. Spears agreed to perform a total of 136 shows at The AXIS at Planet Hollywood Resort & Casino starting in December 2013. The performance agreement with Ms. Spears contains customary representations, warranties, covenants and agreements and exclusivity and non-compete provisions for similar transactions.
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
Harrah's New Orleans Operating Agreement
Harrah's New Orleans operates under a casino operating contract with the Louisiana Gaming Control Board, as amended and restated on various occasions. The initial term of the amended casino operating contract expired in July 2014 and automatically renewed for an additional 10 years. As amended, the contract requires Harrah's New Orleans to make minimum annual payments to the Louisiana Gaming Control Board equal to the greater of 21.5% of the annual gross gaming revenues from Harrah's New Orleans or $60.0 million. In addition, Harrah's New Orleans is required to pay an additional percentage of gross gaming revenues equal to (i) 1.5% of gross gaming revenues between $500.0 million and $700.0 million; (ii) 3.5% for gross gaming revenues between $700.0 million and $800.0 million; (iii) 5.5% for gross gaming revenues between $800.0 million and $900.0 million; and (iv) 7.5% for gross gaming revenues in excess of $900.0 million. For the period from January 1 through October 21, 2013 Harrah's New Orleans paid $58.5 million to the Louisiana Gaming Control Board.
Management Fees to Related Party
See Note 18 — Related Party Transactions for discussion of management fees to related party.
Uncertainties
Since 2009, Harrah's New Orleans has undergone audits by state and local departments of revenue related to sales taxes on hotel rooms, parking and entertainment complementaries. The periods that have been or are currently being audited are 2004 through 2013. In connection with these audits, certain periods have been paid under protest or are currently in various stages of litigation.
Note 13 — Leases
Predecessor Growth Partners leases both real estate and equipment used in its operations and classifies those leases as either operating or capital leases for accounting purposes. As of October 21, 2013, Predecessor Growth Partners had no material capital leases and the remaining lives of its operating leases ranged from one to 84 years with various automatic extensions.
Rental expense associated with operating leases is charged to expense in the year incurred. Rental expense for operating leases and other month-to-month cancellable leases are included in Operating expenses in the Combined Statements of Operations and amounted to $30.0 million for the period from January 1 through October 21, 2013.

As of October 21, 2013, Predecessor Growth Partners' future minimum rental commitments under its non-cancellable operating leases were as follows:

(In millions)	Non-cancellable operating leases
2013	$4.1
2014	38.3
2015	45.6
2016	47.3
2017	49.3
2018	50.3
Thereafter	898.2
Total future minimum rental commitments	$1,133.1
See Note 18 — Related Party Transactions for discussion of related party lease agreements that are included in the table above.
Note 14 — Supplemental Cash Flow Information
The increase in cash and cash equivalents due to the changes in working capital accounts were as follows:

(In millions)	January 1, 2013 Through October 21, 2013
Payable to related parties	$30.6
Accrued expenses	(12.9)
Accounts payable	0.9
Prepayments and other current assets	0.7
Foreign tax payable	(10.5)
Receivables	7.9
Interest receivable from related party	(9.4)
Net change in working capital accounts	$7.3
     The following table reconciles Interest expense, net of interest capitalized, per the Combined Statements of Operations, to cash paid for interest:

(In millions)	January 1, 2013 Through October 21, 2013
Interest expense, net of interest capitalized	$61.0
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(2.3)
Equitized intercompany loan interest	(8.1)
Prepaid bond interest	(0.2)
Net amortization of debt discounts and debt issuance costs	(19.5)
Capitalized interest	6.0
Cash paid for interest	$36.9

Cash payments for income taxes, net	$24.2
Non-cash investing activities during the period from January 1 through October 21, 2013 included $43.5 million of purchases classified as Land, property and equipment, net which had corresponding liabilities in Accounts Payable in the Combined Balance Sheets as of October 21, 2013.
Note 15 — Stock-based Compensation and Employee Benefit Plans
A number of employee benefit programs are established for purposes of attracting, retaining, and motivating employees. The following is a description of the basic components of these programs as of October 21, 2013.

Stock-based Compensation Plans
Caesars Entertainment grants stock-based compensation awards in Caesars Entertainment common stock to certain employees that work for the management companies of Predecessor Growth Partners under the Caesars 2012 Performance Incentive Plan. Caesars Entertainment's allocated expense associated with Predecessor Growth Partners' stock-based awards for the period from January 1 through October 21, 2013 was not considered material to the combined financial statements.
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
The following is a description of the components of these programs under the Plan as of October 21, 2013:
Stock options and warrants
Time-based stock options have been granted to Caesars Interactive employees and non-employees, and time-based warrants have been granted to non-employees. Historically, both the options and warrants were generally subject to a five-year vesting period; vesting 20% per year on each anniversary of its effective date, until 100% of the options or warrants are fully vested and exercisable. Vesting is subject to the participant's continued employment or service for non-employees, through the applicable vesting date.
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
The Plan was amended and restated during the third quarter of 2013 to, among other things, increase the shares available under the Plan. The following is a summary of Caesars Interactive's stock option and warrant activity for the period from January 1 through October 21, 2013:

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
When information is available, Caesars Interactive uses historical stock option and warrant holder behavioral data to estimate the option or warrant exercise and termination rates used in the option-pricing model. As CIE does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, it was calculated through the Monte Carlo model assuming that the options and warrants will be disposed of either post-vesting but prior to a liquidity event, at the date of a liquidity event or after a liquidity event. Expected volatility was based on the historical volatility of the common stock of CIE's competitor peer group for a period approximating the expected life. Caesars Interactive has no current intention to pay dividends on its common stock. The risk-free interest rate within the expected term was based on the U.S. Treasury yield curve in effect at the time of grant. Valuation assumptions for Caesars Interactive's stock options and warrants for the indicated periods are presented below:

January 1, 2013 Through October 21, 2013
Expected range of volatility	51.1 - 61.3%
Expected dividend yield	—%
Expected range of term (in years)	3.2 - 7.7
Risk-free interest rate range	0.6 - 2.2%
For the period from January 1 through October 21, 2013, the compensation cost that has been charged against earnings for stock options and warrants was approximately $5.7 million which was included in Property, general, administrative and other in the Combined Statements of Operations.
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
The following is a summary of Caesars Interactive's RSU and restricted share activity for the period from January 1 through October 21, 2013:

	Shares	Fair Value	Weighted Average Remaining Contractual Term (years)
Outstanding (non-vested) at January 1, 2013	2,831	$905.38	2.0
Granted	5,260	5,470.00
Canceled	(25)	5,470.00
Outstanding (non-vested) at October 21, 2013	8,066	3,867.79	4.5
For the period from January 1 through October 21, 2013, total compensation expense that was recorded in earnings for restricted shares, including amounts incurred in connection with the resignation of a senior management member, was approximately $7.5 million. This expense is included in Property, general, administrative and other in the Combined Statements of Operations.
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
Employee Benefits Plans
Caesars Entertainment maintains a defined contribution savings and retirement plan in which employees of both CIE and the management companies of the casino properties may participate. The plan, among other things, provides for pretax and after-tax contributions by employees. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings, provided that participants who are designated as highly compensated will have their contributions limited to ensure the plan does not discriminate in their favor. In April 2012, Caesars Entertainment reinstated a limited employer match. Predecessor Growth Partners' reimbursement for Caesars Entertainment's contribution expense for the period from January 1 through October 21, 2013 was $1.6 million.
Caesars Entertainment also maintains deferred compensation plans, stock-option plans, and an executive supplemental savings plan under which certain employees of the management companies of the casino properties may defer a portion of their compensation. The expenses charged by Caesars Entertainment to these entities for employees' participation in these programs are included in Property, general, administrative and other in the Combined Statements of Operations.
Certain employees of Caesars Entertainment are covered by union sponsored, collectively bargained, health and welfare multiemployer benefit plans. Predecessor Growth Partners' reimbursement for Caesars Entertainment's contributions and charges for these plans were $21.5 million for the period from January 1 through October 21, 2013. These expenses are included in Property, general, administrative and other in the Combined Statements of Operations.

Note 16 — Property, General, Administrative and Other
Property, general, administrative and other expense consisted of the following:

(In millions)	January 1, 2013 Through October 21, 2013
Payroll costs	$75.4
Corporate allocations	54.6
Advertising	45.6
Research and development	23.1
Rental expense	22.4
Utilities	21.8
License, franchise tax and other	20.9
Stock-based compensation	13.5
Other	55.8
Total Property, general, administrative and other	$333.1
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
Revenue attributed to the reportable segments is as follows:

(In millions)	January 1, 2013 Through October 21, 2013
Interactive Entertainment
Social and mobile games	$232.3
WSOP and online real money gaming	10.3
242.6
Casino Properties and Developments
Casino	530.7
Food and beverage	162.9
Rooms	196.0
Other	72.7
Less: casino promotional allowances	(126.7)
835.6
Net revenues	$1,078.2

The following EBITDA information is presented based on the reporting segments:

	January 1, 2013 through October 21, 2013
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other	Total
Net (loss)/income	$(0.4)	$32.2	$90.0	$121.8
(Benefit from)/provision for income taxes	(3.0)	22.5	48.5	68.0
(Loss)/income before income taxes	(3.4)	54.7	138.5	189.8
Interest expense, net of interest capitalized	2.2	58.8	—	61.0
Interest income, including related party	—	—	(138.5)	(138.5)
Depreciation and amortization	13.7	66.8	—	80.5
EBITDA	$12.5	$180.3	$—	$192.8
The following geographical segment information is presented based on the geographical region of each subsidiary's country of domicile:

(In millions)	January 1, 2013 Through October 21, 2013
Revenues
United States	$906.3
Israel	171.9
Net revenues	$1,078.2
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
In 2011, Caesars Interactive entered into a series of transactions pursuant to which Caesars Interactive effectively repurchased the exclusive rights to host the WSOP tournaments from CEOC for $20.5 million. The 2009 Trademark License Agreement remains in effect with respect to WSOP branded poker rooms and retail items, but the rights to host WSOP tournaments are owned by Caesars Interactive. As part of the 2011 transactions, Caesars Interactive entered into a Trademark License Agreement with CEOC pursuant to which Caesars Interactive granted CEOC the right to host the WSOP tournaments at the Rio Hotel in Las Vegas or at such other property agreed to by the parties, in exchange for a $2.0 million per year fee. Simultaneously, Caesars Interactive entered into a Circuit Event Agreement with CEOC pursuant to which Caesars Interactive granted CEOC the right to host a certain number of WSOP Circuit Events at various properties of CEOC for a price of $75,000 per event. Both agreements are in effect until September 1, 2016, unless earlier terminated pursuant to the agreements' respective terms. Revenues under this agreement associated with the WSOP Circuit Events amounted to $1.3 million for the period from January 1 through October 21, 2013.
Cross Marketing and Trademark License Agreement
In 2011, Caesars Interactive entered into a Cross Marketing and Trademark License Agreement with Caesars World, Inc. ("CWI"), Caesars License Company, LLC ("CLC"), Caesars Entertainment and CEOC. In addition to granting Caesars Interactive the exclusive rights to use various brands of Caesars Entertainment in connection with social and mobile games and online real money gaming in exchange for a 3% royalty, this agreement also provides that CEOC will provide certain marketing and promotional activities for Caesars Interactive, including participation in Caesars Entertainment's Total Rewards loyalty program, and Caesars Interactive will provide certain marketing and promotional activities for Caesars Entertainment and CEOC. The agreement also provides for certain revenue share arrangements where Caesars Interactive pays CEOC for customer referrals. This agreement is in effect until December 31, 2026, unless earlier terminated pursuant to the agreement's terms. For the period from January 1 through October 21, 2013, Caesars Interactive paid $0.5 million pursuant to the terms of the Cross Marketing and Trademark License Agreement.

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
Cash Activity with Affiliates
Prior to the May 2014 purchase of these properties by CGPH, Harrah's New Orleans, Bally's Las Vegas, The Cromwell and The LINQ Hotel & Casino transferred cash in excess of operating requirements and regulatory needs to CEOC on a daily basis. Cash transfers from CEOC to these properties were also made based upon needs to fund daily operations, including accounts payable, payroll and capital expenditures. The net of these transfers is reflected in Net transfers to Caesars Growth Properties Parent, LLC ( the "Parent") and affiliates in the Cash flows from operating activities section of the Combined Statements of Cash Flows and Transactions with parent and affiliates, net in the Combined Statements of Stockholders' Equity. Subsequent to the May 2014 purchase of these properties by CGPH, the transfers of cash in excess of operating requirements and regulatory needs to CEOC and cash transfers from CEOC to fund daily operations no longer occur.
Allocation of Centralized Services
Prior to the May 2014 transactions described in Note 1 — Description of Business and Summary of Significant Accounting Policies, Harrah's New Orleans, Bally's Las Vegas, The LINQ Hotel & Casino and The Cromwell functioned as part of the larger group of companies owned by CEC and its subsidiaries. Prior to the formation transaction on October 21, 2013, Planet Hollywood, CIE and Horseshoe Baltimore functioned as part of the larger group of companies owned by CEC and its subsidiaries. CEOC performed certain corporate overhead functions for these properties. These functions included, but were not limited to, payroll, accounting, risk management, tax, finance, recordkeeping, financial statement preparation and audit support, legal, treasury functions, regulatory compliance, insurance, information systems, office space and corporate and other centralized services. Costs associated with centralized services have been allocated based on a percentage of revenue, or on another basis (such as headcount), depending upon the nature of the general corporate expense being allocated.
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

•	allows the parties to modify the terms and conditions of CEOC's performance of any of the services and to request additional services from time to time; and

•	provides for payment of a service fee to CEOC in exchange for the provision of services, plus a margin of 10%.
In addition, the shared service agreements pursuant to which CEOC provides similar services to Planet Hollywood, Harrah's New Orleans, Bally's Las Vegas, The LINQ Hotel & Casino and The Cromwell that were in place prior to the transactions continued to remain in force.
Management believes such allocations are reasonable; however, they may not be indicative of the actual expense that would have been incurred had these properties been operating as a separate entity apart from CEOC. Management believes that participating in these consolidated programs is beneficial in comparison to the cost and terms for similar programs that it could negotiate on a stand-alone basis. The cost allocated for these functions is included in operating expenses in the Combined Statements of Operations for the historical periods presented. For the period from January 1 through October 21, 2013, Predecessor Growth Partners recorded allocated general corporate expenses and directly billed expenses totaling $73.5 million.

Management Fees
PHW Manager, a wholly-owned subsidiary of CEOC, managed the operations of Planet Hollywood. Fees paid to PHW Manager for such services included a base management fee calculated at 3.0% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 4.5% of EBITDA less the base management fee. For the period from January 1 through October 21, 2013, the fees were $14.2 million. These fees were included in Management fees to related parties in the Combined Statements of Operations.
During the period presented, no management fees were charged to Bally's Las Vegas, The Cromwell, The LINQ Hotel & Casino, Harrah's New Orleans and Horseshoe Baltimore.
Use of Bally's, Harrah's, and LINQ Trademarks
Bally's Las Vegas and Harrah's New Orleans have historically used the Bally's and Harrah's trademarks, which are owned by CEOC. CEOC has not historically charged a royalty fee for the use of these trademarks, and has not charged fees subsequent to the closing of the transactions described in Note 1 — Description of Business and Summary of Significant Accounting Policies. Accordingly, no such charges were recorded in the Combined Financial Statements. As discussed above, we entered into a management agreement with CEOC in connection with the purchase of The Cromwell, The LINQ Hotel & Casino and Bally's Las Vegas from CEOC (the "Acquired Properties Transaction") and purchase of Harrah's New Orleans from CEOC (the "Harrah's Transaction"), which among other services, includes the use of CEOC-owned trademarks. The LINQ Hotel & Casino uses its trademark, which is owned by CLC, in connection with this agreement.
Long-term Debt to Related Party
Caesars Interactive had entered into an unsecured credit facility with Caesars Entertainment (the "Credit Facility") whereby Caesars Entertainment provided to Caesars Interactive unsecured intercompany loans as approved by Caesars Entertainment on an individual transaction basis. In connection with the May 2011 purchase of 51% of Playtika, the December 2011 purchase of the remaining 49% interest in Playtika and the December 2012 Buffalo Studios acquisition, Caesars Interactive borrowed $126.4 million for Playtika and $42.0 million for Buffalo Studios under the Credit Facility. The outstanding CIE balance on the Credit Facility as December 31, 2012, was $46.8 million. No principal payments were required under the Credit Facility until its maturity date of November 29, 2016. The unsecured intercompany loans bore interest on the unpaid principal amounts at a rate per annum equal to LIBOR plus 5%. For the period from January 1 through October 21, 2013, CIE recorded $1.8 million of interest expense associated with this debt, respectively. The Credit Facility does not have any restrictive or affirmative covenants.
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
For the notes due February 1, 2018, CEOC has the option, and has elected to exercise such option, to pay interest on the notes with additional notes due February 1, 2018, rather than paying such interest in cash. To the extent CEOC elects to pay the interest "in-kind," the interest to be paid accrues at a premium of 75 basis points over the stated interest rate. For the period from January 1 through October 21, 2013, Predecessor Growth Partners received interest in the form of additional notes due February 1, 2018 and recognized interest income of approximately $0.3 million.
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
For the period from January 1 through October 21, 2013, interest income from related parties included $54.6 million of income based on the stated interest rate, $83.6 million of accretion of discount and the aforementioned $0.3 million of interest income related to the paid-in-kind notes.
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
Note 19 — Quarterly Results of Operations (Unaudited)

(In millions)	First Quarter	Second Quarter	Third Quarter	October 1 Through October 21, 2013
2013
Net revenues	$336.6	$332.9	$325.8	$82.9
Income from operations	2.6	51.6	46.0	12.3
Net income	16.7	52.7	46.8	5.6
Net income attributable to Predecessor Growth Partners	18.5	52.1	50.5	5.8

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our CEO and Executive Vice President and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2015. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of December 31, 2015 at a reasonable assurance level.

(b)	Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, misstatements due to error or fraud may not be prevented or detected on a timely basis.
Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2015, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2015. Based on management's assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2015.

(c)	Changes in Internal Control over Financial Reporting
Except for the remediation of the previously identified material weakness, discussed below, there were no other changes in internal control over financial reporting during the three month period ending December 31, 2015 that materially affect or are reasonably likely to materially affect the Company's internal control over financial reporting.

(d)	Remediation of Material Weakness
As discussed in our 2014 Form 10-K, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014 as a result of a material weakness related to the internal control over the effectiveness of our risk assessment, design and implementation of control activities, monitoring activities, and quality of information, excluding gaming activities (e.g., gaming revenue, cash on hand) and CGP LLC's interactive businesses. Management identified the following measures to strengthen our internal control over financial reporting and to address the material weakness. We began implementing certain of these measures in the second quarter of 2014 and continued to develop remediation plans and implemented additional measures throughout the remainder of the year and throughout 2015, including:

•
Reviewing the accounting and financial assurance organizations to ensure an appropriate organization and skills to sustain the remedial actions. This includes performing training to enhance knowledge and skills of the finance team and hiring of additional skilled resources, as appropriate.

•
Enhancing the Company's internal control over financial reporting monitoring program including an enhanced documented risk assessment process to identify the appropriate in scope balances and related controls, computer systems, and applications.

•
Performing a comprehensive review of the Company's accounting processes including controls to ensure the processes and controls are adequately designed, clearly documented and appropriately communicated to enhance control ownership throughout the finance organization.

•
Evaluating and designing of controls to address the completeness and accuracy of data used to support key estimations, accounting transactions and disclosures, primarily associated with spreadsheets and other key reports.

•	Implementing new systems and tools to automate manual processes, to document and monitor adherence to standardized processes and controls.

•	Reviewing and updating accounting policies to ensure they address the Company's current environment.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance
We incorporate by reference the information regarding executive officers which is included in Item 1. Business of this report and appearing under the captions "Executive Officers," "Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance - Code of Ethics" in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about March 25, 2016 (the "Proxy Statement").
Item 11. Executive Compensation
We incorporate by reference the information appearing under the captions "Executive Compensation" in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate by reference the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. The information under Part II, Item 5. Market for the Company's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities of this report is also incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
We incorporate by reference the information appearing under the captions "Certain Relationships and Related Party Transactions" and "Corporate Governance - Director Independence" in the Proxy Statement.
Item 14. Principal Accountant Fees and Services
We incorporate by reference the information appearing under the caption "Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report

1.	Financial statements of the Company (including related notes to financial statements) filed as part of this report are listed below:

•	Report of Independent Registered Public Accounting Firm.

•	Balance Sheets as of December 31, 2015 and 2014.

•	Statements of Operations and Comprehensive Income for the years ended December 31, 2015 and 2014 and the period from February 25 through December 31, 2013.

•	Statements of Stockholders' Equity for the years ended December 31, 2015 and 2014 and the period from February 25 through December 31, 2013.

•	Statements of Cash Flows for the years ended December 31, 2015 and 2014 and the period from February 25 through December 31, 2013.
Financial statements of the Predecessor Growth Partners (including related notes to financial statements) filed as part of this report are listed below:

•	Report of Independent Registered Public Accounting Firm.

•	Combined Statement of Operations for the period from January 1 through October 21, 2013.

•	Combined Statement of Comprehensive Income for the period from January 1 through October 21, 2013.

•	Combined Statement of Stockholders' Equity for the period from January 1 through October 21, 2013.

•	Combined Statement of Cash Flows for the period from January 1 through October 21, 2013.

2.	Financial statement schedules of the Company as follows:

•	Schedules I through V are not applicable and have therefore been omitted.

•
Since October 21, 2013, we have had an investment in Caesars Growth Partners, LLC that we account for using the equity method of accounting. The financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015 and 2014 and the period from October 22 through December 31, 2013 of Caesars Growth Partners, LLC are filed as Exhibit 99.1 hereto and incorporated herein by reference in this Form 10-K pursuant to Rule 3-09 of Regulation S-X.

3.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Transaction Agreement, dated March 1, 2014, by and among the Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., Caesars License Company, LLC, Harrah's New Orleans Management Company, Corner Investment Company, LLC, 3535 LV Corp., Parball Corporation, JCC Holding Company II, LLC, Caesars Acquisition Company and Caesars Growth Partners, LLC.	—	8-K	—	2.1	3/3/2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.2	First Amendment to Transaction Agreement, dated May 5, 2014, by and among the Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., Caesars License Company, LLC, Harrah's New Orleans Management Company, Corner Investment Company, LLC, 3535 LV Corp., Parball Corporation, JCC Holding Company II, LLC, Caesars Acquisition Company, Caesars Growth Partners, LLC.	—	8-K	—	2.1	5/6/2014

2.3	Agreement and Plan of merger, dated as of December 21, 2014, between Caesars Acquisition Company and Caesars Entertainment Corporation.	—	8-K	—	2.1	12/22/2014

3.1	First Amended and Restated Certificate of Incorporation of Caesars Acquisition Company, dated October 21, 2013.	—	10-Q	9/30/2013	3.1	11/20/2013

3.2	Amended and Restated Bylaws of Caesars Acquisition Company, adopted October 21, 2013.	—	10-Q	9/30/2013	3.2	11/20/2013

4.1	Indenture, dated as of April 17, 2014, among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc. and U.S. Bank National Association, as trustee, relating to the 9.375% Second-Priority Senior Secured Notes due 2022.	—	8-K	—	4.1	4/17/2014

4.2
First Supplemental Indenture, dated as of April 25, 2014, among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.
		X

4.3
Joinder Agreement to Registration Rights Agreement, dated as of April 25, 2014, by and among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc. and the other parties thereto.
		X

4.4
Second Supplemental Indenture, dated as of March 30, 2015, among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.
		X

4.5	Registration Rights Agreement, dated as of April 17, 2014, by and among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc. and Citigroup Global Markets Inc., as representative of the initial purchasers.	—	8-K	—	4.2	4/17/2014

10.1	Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of October 21, 2013.	—	8-K	—	10.2	10/24/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.2	Amended and Restated Caesars Interactive Entertainment, Inc. Management Investor Rights Agreement, dated November 22, 2010.	—	S-1/A	—	10.5	8/12/2013

10.3	First Amendment to Amended and Restated Caesars Interactive Entertainment, Inc. Management Investor Rights Agreement, dated as of September 28, 2013.	—	S-1/A	—	10.24	10/4/2013

†10.4	Caesars Interactive Entertainment, Inc. Liquidity Plan.	—	8-K	—	10.1	2/14/2014

†10.5	Form of Indemnification Agreement between Caesars Acquisition Company and its directors and officers.	—	S-1/A	—	10.14	10/11/2013

†10.6	Caesars Acquisition Company 2014 Performance Incentive Plan.	—	8-K	—	10.1	4/16/2014

†10.7	Form Nonqualified Option Award Agreement under the Caesars Acquisition Company 2014 Performance Incentive Plan.	—	8-K	—	10.2	4/16/2014

†10.8	Form Restricted Stock Award Agreement under the Caesars Acquisition Company 2014 Performance Incentive Plan.	—	8-K	—	10.3	4/16/2014

†10.9	Form Restricted Stock Unit Award Agreement under the Caesars Acquisition Company 2014 Performance Incentive Plan.	—	8-K	—	10.4	4/16/2014

†10.10	Caesars Interactive Entertainment, Inc. Amended and Restated Management Equity Incentive Plan, dated October 16, 2015.	—	8-K	—	10.1	10/23/2015

†10.11	Caesars Interactive Entertainment, Inc. Form of Performance Stock Option Agreement.	—	8-K	—	10.2	10/23/2015

†10.12	Caesars Interactive Entertainment, Inc. Form of Restricted Stock Unit Award Agreement.	X

†10.13	Employment Agreement, dated August 12, 2012, between Caesars Interactive Entertainment, Inc. and Mitch Garber.	—	10-K	12/31/2013	10.6	3/28/2014

†10.14	Employment Agreement, dated as of June 15, 2012, between Caesars Interactive Entertainment, Inc. and Craig Abrahams.	—	S-1/A	—	10.2	8/12/2013

†10.15	Employment Agreement, dated as of April 4, 2014, by and between Caesars Interactive Entertainment, Inc. and Michael D. Cohen.	—	10-K	12/31/2014	10.13	3/16/2015

10.16	Shared Services Agreement, dated as of May 1, 2009, among Caesars Entertainment Operating Company, Inc., Caesars Interactive Entertainment, Inc. and HIE Holdings, Inc.	—	S-1/A	—	10.6	8/12/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.17	Cross Marketing and Trademark License Agreement, dated as of September 29, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., certain other licensors party thereto and Caesars Interactive Entertainment, Inc.	—	S-1/A	—	10.7	8/12/2013

†10.18	Management Agreement, dated as of February 19, 2010, between PHW Las Vegas LLC and PHW Manager, LLC.	—	S-1/A	—	10.9	8/12/2013

10.19	Second Amended Credit Agreement, dated November 29, 2011, between Caesars Interactive Entertainment, Inc. and Caesars Entertainment Corporation.	—	S-1/A	—	10.12	8/12/2013

10.20	Transaction Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC, Caesars Entertainment Corporation, HIE Holdings, Inc., Harrah's BC, Inc., PHW Las Vegas, LLC, PHW Manager, LLC, Caesars Baltimore Acquisition Company, LLC and Caesars Baltimore Management Company, LLC.	—	8-K	—	10.1	10/24/2013

10.21	Credit Agreement, dated as of July 2, 2013, by and among CBAC Borrower, LLC, the lenders party thereto from time to time and Wells Fargo Gaming Capital, LLC, as administrative agent and collateral agent.	—	S-1/A	—	10.15	8/12/2013

10.22	Credit Agreement, dated as of July 2, 2013, by and among CBAC Borrower, LLC, the lenders party hereto from time to time, Deutsche Bank AG New York Branch, as administrative agent for the lenders, and Deutsche Bank Trust Company Americas, as collateral agent for the lenders, and other parties party thereto.	—	S-1/A	—	10.24	8/12/2013

10.23	Adoption Agreement, dated as of March 30, 2012, among Rock Gaming Interactive LLC, Caesars Interactive Entertainment, Inc., HIE Holdings, Inc. and Caesars Entertainment Corporation.	—	S-1/A	—	10.16	8/12/2013

10.24	Trademark License Agreement, dated as of September 1, 2011, by and between Caesars Interactive Entertainment, Inc. and Caesars Entertainment Corporation.	—	S-1/A	—	10.18	8/12/2013

10.25	Trademark Sublicense Agreement, dated as of September 1, 2011, by and between Caesars Tournament, LLC and Caesars Entertainment Corporation.	—	S-1/A	—	10.19	8/12/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
†10.26	Management Agreement, dated as of October 23, 2012, made and entered into by and between CBAC Gaming, LLC, a Delaware limited liability company, or its successors and permitted assigns and Caesars Baltimore Management Company, LLC, a Delaware limited liability company.	—	10-K	12/31/2014	10.24	3/16/2015

10.27	Omnibus Amendment, dated September 30, 2013, by and among CR Baltimore Holdings, LLC, a Delaware limited liability company, CBAC Gaming, LLC, a Delaware limited liability company, CBAC Borrower, LLC, a Delaware limited liability company, and Caesars Baltimore Management Company, LLC, a Delaware limited liability company, CVPR Gaming Holdings, LLC, a Maryland limited liability company, STRON-MD Limited Partnership, a Delaware limited partnership and PRT Two LLC, a Maryland limited liability company.	—	10-K	12/31/2014	10.25	3/16/2015

†10.28	Management Services Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC and Caesars Entertainment Operating Company, Inc.	—	8-K	—	10.3	10/24/2013

†10.29	Management Agreement, dated May 5, 2014, by and between The Quad Manager, LLC, 3535 LV NewCo, LLC, and solely for purposes of Article VII and Sections 16.1.2, 17.5.5, 17.7.3, 17.7.4, 17.7.5, 18.3 and 19.2, Caesars License Company, LLC.	—	8-K	—	10.2	5/6/2014

†10.30	Management Agreement, dated May 5, 2014, by and between Cromwell Manager, LLC, Corner Investment Company, LLC, and solely for purposes of Article VII and Sections 16.1.2, 17.5.5, 17.7.3, 17.7.4, 17.7.5, 18.3 and 19.2, Caesars License Company, LLC.	—	8-K	—	10.1	5/6/2014

†10.31	Management Agreement, dated May 5, 2014, by and between Bally's Las Vegas Manager, LLC, Parball NewCo, LLC, and solely for purposes of Article VII and Sections 16.1.2, 17.5.5, 17.7.3, 17.7.4, 17.7.5, 18.3 and 19.2, Caesars License Company, LLC.	—	8-K	—	10.3	5/6/2014

†10.32	Management Agreement, dated as of May 20, 2014, by and between Harrah's New Orleans Management Company, Jazz Casino Company, L.L.C., and solely for purposes of Article VII and Sections 16.1.2, 17.5.5, 17.7.3, 17.7.4, 17.7.5, 18.3 and 19.2, Caesars License Company, LLC.	—	8-K	—	10.1	5/21/2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.33	Omnibus License and Enterprise Services Agreement, dated as of May 20, 2014, by and among Caesars Enterprise Services, LLC, Caesars Entertainment Operating Company, Inc., Caesars Entertainment Resort Properties LLC and Caesars Growth Properties Holdings, LLC.	—	8-K	—	2.1	5/21/2014

10.34	Registration Rights Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC and certain subsidiaries of Caesars Entertainment Corporation.	—	8-K	—	10.4	10/24/2013

10.35	Registration Rights Agreement, dated as of October 21, 2013, between Caesars Entertainment Corporation and Caesars Acquisition Company.	—	8-K	—	10.5	10/24/2013

10.36	Registration Rights and Cooperation Agreement by and between Caesars Acquisition Company and Caesars Entertainment Operating Company, Inc., dated as of August 6, 2014.	—	8-K	—	10.1	8/7/2014

10.37	Note Purchase Agreement, dated May 5, 2014, by and among Caesars Entertainment Operating Company, Inc., Caesars Growth Partners, LLC and Caesars Growth Bonds, LLC.	—	8-K	—	10.5	5/6/2014

10.38	Credit Agreement, dated November 2, 2012, by and among Caesars Entertainment Corporation, Corner Investment Propco, LLC, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent.	—	8-K	—	10.6	5/6/2014

10.39	Irrevocable Proxy, dated October 21, 2013, among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC and Co-Invest Hamlet Holdings B, LLC.	—	10-K	12/31/2013	10.24	3/28/2014

10.40	Omnibus Voting Agreement, dated as of October 21, 2013, among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC, Caesars Entertainment Corporation and Caesars Acquisition Company.	—	8-K	—	10.6	10/24/2013

10.41	Tax Matters Agreement, dated as of October 21, 2013, by and among Caesars Entertainment Corporation, a Delaware corporation, and Caesars Interactive Entertainment, Inc., a Delaware corporation, and all of its direct and indirect subsidiaries.	—	10-Q	9/30/2013	10.9	11/20/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.42	First Lien Credit Agreement, dated as of May 8, 2014, among Caesars Growth Properties Parent, LLC ("Parent"), the Borrower, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc.,UBS Securities LLC, J.P Morgan Securities LLC, Morgan Stanley & Co. LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as Co-Lead Arrangers and Bookrunners.	—	8-K	—	10.2	5/9/2014

10.43	Second Lien Intercreditor Agreement, dated as of May 20, 2014, by and among Credit Suisse AG, Cayman Islands Branch, as credit agreement agent and U.S. Bank National Association, second priority agent.	—	8-K	—	10.2	5/21/2014

10.44
Collateral Agreement (First Lien), dated as of May 20, 2014, by and among Caesars Growth Properties Holdings, LLC, as borrower, Caesars Growth Properties Finance, Inc., PHWLV, LLC, TSP Owner LLC, Caesars Growth Cromwell, LLC, Caesars Growth Quad, LLC, 3535 LV NewCo, LLC, Caesars Growth Bally's LV, LLC, FHR NewCo, LLC, LVH NewCo, LLC, Flamingo-Laughlin NewCo, LLC, Parball NewCo, LLC, Caesars Growth Harrah's New Orleans, LLC, Jazz Casino Company, L.L.C., JCC Holding Company II LLC, Caesars Growth PH Fee, LLC, Caesars Growth PH, LLC and JCC Fulton Development, L.L.C. as subsidiary parties, and Credit Suisse AG, Cayman Islands Branch, as collateral agent.
		—	8-K	—	10.3	5/21/2014

10.45
Collateral Agreement (Second Lien), dated as of May 20, 2014, by and among Caesars Growth Properties Holdings, LLC and Caesars Growth Properties Finance, Inc., as issuers, PHWLV, LLC, TSP Owner LLC, Caesars Growth Cromwell, LLC, Caesars Growth Quad, LLC, 3535 LV NewCo, LLC, Caesars Growth Bally's LV, LLC, FHR NewCo, LLC, LVH NewCo, LLC, Flamingo-Laughlin NewCo, LLC, Parball NewCo, LLC, Caesars Growth Harrah's New Orleans, LLC, Jazz Casino Company, L.L.C., JCC Holding Company II LLC, Caesars Growth PH Fee, LLC, Caesars Growth PH, LLC and JCC Fulton Development, L.L.C. as subsidiary parties, and U.S. Bank National Association, as collateral agent.
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

99.1
Consolidated financial statements of Caesars Growth Partners, LLC as of December 31, 2015 and 2014; and for the years ended December 31, 2015, 2014 and the period from October 22, 2013 through December 31, 2013.
X

99.2	Gaming Regulation Overview.	X

*101
The following financial statements from the Company's Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income, (iv) Statements of Stockholders' Equity, (v) Statements of Cash Flows, (vi) Notes to Financial Statements.
X

*Furnished herewith.

†Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ACQUISITION COMPANY

February 26, 2016	By:	/S/ MITCH GARBER
Mitch Garber, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MITCH GARBER	President and Chief Executive Officer	February 26, 2016
Mitch Garber	(Principal Executive Officer)

/s/ CRAIG ABRAHAMS	Chief Financial Officer	February 26, 2016
Craig Abrahams	(Principal Financial Officer)

/s/ TROY J. VANKE	Chief Accounting Officer	February 26, 2016
Troy J. Vanke	(Principal Accounting Officer)

/s/ MARC BEILINSON	Director	February 26, 2016
Marc Beilinson

/s/ PHILIP ERLANGER	Director	February 26, 2016
Philip Erlanger

/s/ DHIREN FONSECA	Director	February 26, 2016
Dhiren Fonseca

/s/ DON KORNSTEIN	Director	February 26, 2016
Don Kornstein

/s/ KARL PETERSON	Director	February 26, 2016
Karl Peterson

/s/ MARC ROWAN	Director	February 26, 2016
Marc Rowan

/s/ DAVID SAMBUR	Director	February 26, 2016
David Sambur