Form 10-Q
period 2016-03-31
Caesars Acquisition Co
filed 2016-05-05
CIK 1575879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
(702) 407-6000
(Registrant's telephone number, including area code)
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2016
Class A Common Stock, $0.001 par value	137,367,364

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CAESARS ACQUISITION COMPANY
CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except par value and share data)

	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$20.0	$19.1
Receivable from related party	0.8	0.9
Prepayments and other current assets	19.2	21.5
Total current assets	40.0	41.5

Equity method investment in Caesars Growth Partners, LLC	1,114.2	1,095.9
Total assets	$1,154.2	$1,137.4

Liabilities and Stockholders' Equity
Accrued expenses	$0.1	$0.1
Total current liabilities	0.1	0.1
Deferred tax liabilities	76.7	69.9
Total liabilities	76.8	70.0

Commitments and contingencies (Note 7)

Stockholders' Equity
Common stock: $0.001 par value; 300,000,000 Class A shares and 900,000,000 Class B shares authorized at March 31, 2016 and December 31, 2015; 137,341,569 Class A shares issued and outstanding at March 31, 2016 and December 31, 2015	0.1	0.1
Additional paid-in capital	1,017.0	1,016.2
Retained earnings	60.3	51.1
Total stockholders' equity	1,077.4	1,067.4
Total liabilities and stockholders' equity	$1,154.2	$1,137.4
See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In millions, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues	$—	$—
Operating expenses	6.6	7.1
Loss from operations	(6.6)	(7.1)

Income from equity method investment in Caesars Growth Partners, LLC	24.4	24.2
Income before provision for income taxes	17.8	17.1
Provision for income taxes	(8.6)	(8.4)
Net income	9.2	8.7
Other comprehensive income, net of income taxes	—	—
Comprehensive income	$9.2	$8.7

Earnings per share
Basic	$0.07	$0.06
Diluted	$0.07	$0.06
Weighted average common shares outstanding
Basic	137.3	136.4
Diluted	137.5	137.2
See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In millions)

	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance at January 1, 2015	$0.1	$1,003.9	$19.1	$1,023.1
Net income	—	—	8.7	8.7
Stock-based compensation	—	3.0	—	3.0
Balance at March 31, 2015	$0.1	$1,006.9	$27.8	$1,034.8

Balance at January 1, 2016	$0.1	$1,016.2	$51.1	$1,067.4
Net income	—	—	9.2	9.2
Stock-based compensation	—	0.8	—	0.8
Balance at March 31, 2016	$0.1	$1,017.0	$60.3	$1,077.4
See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$9.2	$8.7
Adjustments to reconcile net income to cash flows provided by operating activities
Income from equity method investment in Caesars Growth Partners, LLC	(24.4)	(24.2)
Distributions from equity method investee Caesars Growth Partners, LLC	6.2	4.5
Stock-based compensation	0.8	3.0
Deferred income taxes	6.8	6.1
Change in assets and liabilities:
Prepayments and other current assets	2.3	2.5
Accrued expenses	—	(0.6)
Cash flows provided by operating activities	0.9	—
Cash flows provided by investing activities	—	—
Cash flows provided by financing activities	—	—
Net increase in cash and cash equivalents	0.9	—
Cash and cash equivalents, beginning of period	19.1	8.8
Cash and cash equivalents, end of period	$20.0	$8.8
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
The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the 2016 fiscal year. The accompanying unaudited condensed financial statements are prepared under the rules and regulations of the Securities and Exchange Commission ("SEC") applicable for interim periods and, therefore, do not include all information and footnotes necessary for complete financial statements in conformity with GAAP. Accordingly, the accompanying unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Given the significance of the investment in CGP LLC to the financial position and results of operations of CAC, we have elected to include interim selected financial information of CGP LLC as an exhibit to this Quarterly Report. As CAC is the parent company to CGP LLC, a joint venture accounted for using the HLBV approach to the equity method of accounting, and as the interim selected financial information of CGP LLC are included as an exhibit to this Quarterly Report on Form 10-Q, segment reporting is not required.
Note 2 — Recently Issued Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), amending the existing requirements for disclosing information about an entity's ability to continue as a going concern. The new guidance will explicitly require management to assess an entity's ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. The amendments in this guidance are effective for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. We are currently assessing the impact the adoption of this standard will have on our financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which primarily affects the accounting for equity investments that do not result in consolidation and are not accounted for under the equity method, presentation of changes in the fair value of financial liabilities measured under the fair value option, and the presentation and disclosure requirements for financial instruments. The ASU also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Entities can early adopt certain provision of ASU 2016-01. We are currently assessing the impact the adoption of this standard will have on our financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which (1) requires that all income tax effects of awards be recognized in the income statement when the awards vest or are settled, (2) requires that companies present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, (3) allows employers to withhold up to the maximum statutory tax rates in the applicable jurisdictions without triggering liability accounting, (4) allows companies to make a policy election to either account for forfeitures as they occur or estimate forfeitures, and (5) includes nonpublic entity practical expedients. For public business entities, the amendments in this guidance are effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. We are currently assessing the impact the adoption of this standard will have on our financial statements.
Note 3 — Equity Method Investment in Caesars Growth Partners, LLC
CAC's earnings from CGP LLC using the HLBV form of the equity method of accounting for the three months ended March 31, 2016 and 2015 were equal to our preferred return of 10.5% of capital invested by CGP LLC. CAC also receives distributions from CGP LLC in accordance with the transaction agreement related to the formation of CGP LLC ("CGP Operating Agreement") for reimbursement of its expenses incurred. These distributions are recorded as reductions to the equity method investment in Caesars Growth Partners, LLC.

Our investee, CGP LLC, had the following financial results as of or for the periods indicated (see CGP LLC financial information in Exhibit 99.1):

	Three Months Ended March 31,
(In millions)	2016	2015
Statements of Operations
Revenues
Interactive Entertainment	$227.8	$176.6
Casino Properties and Developments	415.8	389.9
Net revenues	643.6	566.5
Operating expenses
Interactive Entertainment - Direct	63.6	48.7
Casino Properties and Developments - Direct	194.2	191.5
Property, general, administrative and other	210.3	181.4
Write-downs, reserves, and project opening costs, net of recoveries	0.6	3.1
Management fees to related parties	12.3	13.5
Depreciation and amortization	46.7	41.1
Change in fair value of contingently issuable non-voting membership units	—	(117.5)
Total operating expenses	527.7	361.8
Income from operations	115.9	204.7
Interest expense, net of interest capitalized	(50.9)	(48.2)
Other expense, net	—	(1.0)
Income from operations before provision for income taxes	65.0	155.5
Provision for income taxes	(28.1)	(11.4)
Net income	36.9	144.1
Less: net (income)/loss attributable to non-controlling interests	(3.5)	0.1
Net income attributable to Caesars Growth Partners, LLC	$33.4	$144.2

Balance Sheet Data (at period end)	March 31, 2016	December 31, 2015
Current assets	$1,119.6	$1,062.1
Long-term assets	3,416.3	3,460.5
Current liabilities	359.3	378.8
Long-term liabilities	2,429.5	2,412.1
Redeemable non-controlling interests	0.5	0.5
Equity attributable to Caesars Growth Partners, LLC	1,707.2	1,691.0
Non-redeemable non-controlling interests	39.4	40.2
Note 4 — Stockholders' Equity and Earnings Per Share
Stockholders' Equity
Common Stock
As of both March 31, 2016 and December 31, 2015, CAC had a total of 137,341,569 shares outstanding of Class A common stock and no shares of Class B common stock outstanding.
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

Accumulated Other Comprehensive Income
Accumulated other comprehensive income consists of net income, net of taxes. For the three months ended March 31, 2016 and 2015, no amounts were reclassified out of Accumulated other comprehensive income.
Investment in Notes from Related Party
CAC owns $137.5 million in aggregate principal amount of 6.50% senior notes previously issued by CEOC, maturing June 1, 2016, and $151.4 million in aggregate principal amount of 5.75% senior notes previously issued by CEOC, maturing October 1, 2017. Collectability is uncertain due to CEOC's bankruptcy filing. Both of these notes were included as a reduction of Additional paid-in capital in the March 31, 2016 and December 31, 2015 Condensed Balance Sheets and Condensed Statements of Stockholders' Equity along with interest receivable at the distribution date. These notes will be held at the distributed value with no subsequent adjustments such as fair value adjustments or interest receivable until such time as amounts are received by CAC.
Earnings Per Share
Basic earnings per share ("EPS") is calculated by dividing income, net of income taxes, by the weighted average number of common shares outstanding during the period in which the net income was earned. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans using the treasury stock method.
The following table summarizes the computations of Basic EPS and Diluted EPS (in millions, except per share data):

	Three Months Ended March 31,
	2016	2015
Net income	$9.2	$8.7

Shares used to compute EPS:
Weighted average common stock outstanding - basic	137.3	136.4
Dilutive potential common shares	0.2	0.8
Weighted average common stock outstanding - diluted	137.5	137.2

Earnings per share:
Basic	$0.07	$0.06
Diluted	$0.07	$0.06
There were 1.8 million and 0.2 million anti-dilutive shares excluded from the computation of diluted EPS for the three months ended March 31, 2016 and 2015, respectively.
Note 5 — Income Taxes
Total provision for income taxes is as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
Provision for income taxes	$8.6	$8.4
CAC classifies reserves for tax uncertainties separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions and potential interest or penalties associated with those liabilities. At March 31, 2016 and 2015, there were no such reserves.
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
The effective tax rate for the three months ended March 31, 2016 was 48.3%, which differed from the federal statutory tax rate of 35.0% due to a change in federal valuation allowance recorded against deferred tax assets related to the basis difference in the investment in notes from related party. The effective tax rate for the three months ended March 31, 2015 was 49.1% which differed from the federal statutory tax rate of 35.0% due to a federal valuation allowance recorded against deferred tax assets related to the basis difference in the investment in notes from related party.

CAC files income tax returns with federal and state jurisdictions. The 2015, 2014 and 2013 tax years are open for examination for CAC's federal and state jurisdictions.
Note 6 — Fair Value Measurements
We do not have assets or liabilities that are measured at fair value on a recurring basis. In addition, we have not recognized any adjustments for asset and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2016 and 2015.
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
In November 2012, the MDE granted approval of the Maryland Joint Venture's amended response action plan ("RAP") under MDE's Voluntary Cleanup Program that named the Maryland Joint Venture, rather than the City of Baltimore, as the party that will implement the RAP and redevelop the location of Horseshoe Baltimore. On February 20, 2013, a group of local residents working with the non-profit Inner Harbor Stewardship Foundation (the "Foundation") filed a complaint in the Maryland Circuit Court challenging the legality of the MDE's approval of the amended RAP. In the case, known as Ruth Sherrill, et al. v. State of Maryland Department of the Environment, et al., the plaintiffs claimed that the amended RAP was approved without complying with the public notice and participation requirements of Maryland law. The plaintiffs sought additional public notice and participation, and to obtain an injunction on, among other things, any construction activities at the site pending the resolution of the case. On March 14, 2013, the court denied the plaintiffs' motion for a Temporary Restraining Order and Preliminary Injunction ("TRO"). The plaintiffs' appeal of the TRO ruling was dismissed. On April 22, 2013, the plaintiffs filed an amended complaint adding a public nuisance claim to their original complaint. The defendants filed motions to dismiss the plaintiffs' amended complaint and a hearing was held on June 14, 2013. The amended complaint was dismissed on November 6, 2013. The plaintiffs filed a notice of appeal on December 6, 2013 and oral argument occurred on October 3, 2014. The Court of Special Appeals affirmed the dismissal on February 16, 2016. The time for Appellants to petition the Maryland Court of Appeals for a writ of certiorari has now lapsed.
The plaintiffs issued a notice of intent to file a citizen suit under 42 U.S.C. §§ 6972(a)(1)(A) and (a)(1)(B) of the Resource Conservation and Recovery Act. This notice of intent indicated an intention to sue CBAC (a joint venture among Caesars Baltimore Investment Company, LLC, Rock Gaming Mothership LLC, CVPR Gaming Holdings, LLC, STRON-MD Limited Partnership and PRT Two, LLC), the City of Baltimore, Whiting-Turner, the general contractor for the construction of the Horseshoe Baltimore casino, and the Maryland Chemical Company, the former owner and operator of the site. The citizen suit was filed on September 19, 2013 but did not name Whiting-Turner. The defendants filed motions to dismiss on October 15, 2013 for lack of subject matter jurisdiction and failure to state a claim to which plaintiffs responded on November 1, 2013. The motions to dismiss were granted on July 16, 2014. An appeal was noted on August 13, 2014. Oral argument before the Fourth Circuit occurred on March 25, 2015. On July 1, 2015, the U.S. Court of Appeals for the Fourth Circuit reversed the motion to dismiss and remanded the matter back to the District Court. Discovery has now commenced.
The decision of the Board of Municipal Zoning Appeals to grant variances for the site for Horseshoe Baltimore was appealed by separate parties on the basis of alleged procedural irregularities. The appeals were dismissed for lack of standing on October 11, 2013 and no appeal of that decision was timely filed.
On August 1, 2013, ten individuals claiming to represent a class of similarly situated individuals filed a complaint in the U.S. District Court for the Northern District of Maryland against the Maryland Department of the Environment, the City of Baltimore, the U.S. Environmental Protection Agency, CBAC Gaming, Whiting-Turner Contracting Company and Urban Green Environmental, LLC. The 11 count complaint alleged that the RAP for the location of Horseshoe Baltimore is inadequate and approved without appropriate public participation. The plaintiffs sought declaratory and injunctive relief, compensatory and punitive damages, and claim violations of civil rights laws and the Clean Water Act, civil conspiracy, and a variety of torts. The plaintiffs also sought a temporary restraining order, which the District Court denied on August 9, 2013. The plaintiffs amended their complaint on November 15, 2013 and again on December 26, 2013, adding 44 new plaintiffs and naming MDE, the Secretary of MDE, the City of Baltimore, the Mayor of the City of Baltimore, the Baltimore Development Corporation, and CBAC Gaming and CBAC Borrower as defendants. The defendants filed motions to dismiss on January 27, 2014 and the plaintiffs filed their oppositions on February 28, 2014. The case was dismissed on May 16, 2014 and no appeal was filed.

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
CAC and CGP LLC believe that the claims and demands described above against CBAC Borrower and CBAC Gaming are without merit and intend to defend themselves vigorously. At the present time, CAC and CGP LLC believe it is not probable that a material loss will result from the outcome of these matters. CAC and CGP LLC cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should these matters ultimately be resolved against CAC and CGP LLC, due to the inherent uncertainty of litigation and, in some cases, the stage of the related litigation. Although CAC and CGP LLC believe that they have adequate defenses to these claims, an adverse judgment could result in additional costs or injunctions.
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
On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Senior Unsecured Lawsuits") were assigned to the same judge. The claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings. The court denied a motion to dismiss the Senior Unsecured Lawsuits with respect to CEC. The parties have completed fact discovery with respect to both plaintiffs' claims against CEC. On October 23, 2015, plaintiffs in the Senior Unsecured Lawsuits moved for partial summary judgment, and on December 29, 2015, those motions were denied. On December 4, 2015, plaintiff in the action brought on behalf of holders of CEOC's 6.50% Senior Unsecured Notes moved for class certification and briefing has been completed. The judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge has set a new summary judgment briefing schedule for May and June of 2016 and has indicated his intention to rule on these summary judgment motions on or before July 22, 2016. Trial of remaining issues would take place beginning August 22, 2016. CAC and CGP LLC are not parties to these lawsuits.
On November 25, 2014, UMB Bank ("UMB"), as successor indenture trustee for CEOC's 8.50% senior secured notes due 2020, filed a verified complaint (the "Delaware First Lien Lawsuit") in Delaware Chancery Court against CEC, CEOC, CERP, CAC, CGP LLC, CES, and against an individual, and past and present members of the CEC and CEOC Boards of Directors, Gary Loveman, Jeffrey Benjamin, David Bonderman, Kelvin Davis, Eric Press, Marc Rowan, David Sambur, Eric Hession, Donald Colvin, Fred Kleisner, Lynn Swann, Chris Williams, Jeffrey Housenbold, Michael Cohen, Ronen Stauber, and Steven Winograd, alleging generally that defendants have improperly stripped CEOC of prized assets, have wrongfully affected a release of a CEC parental guarantee of CEOC debt and have committed other wrongs. Among other things, UMB has asked the court to appoint a receiver over CEOC. In addition, the Delaware First Lien Lawsuit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary and equitable as well as declaratory relief. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. All of the defendants have moved to dismiss the lawsuit, and that motion has been fully briefed. In addition, this lawsuit has been automatically stayed with respect to CEOC during the Chapter 11 process and, pursuant to the (a) Fifth Amended and Restated Restructuring Support and Forbearance Agreement dated October 7, 2015, with certain holders of claims in respect of claims under CEOC's first lien notes (the "First Lien Bond RSA") and (b) Restructuring Support and Forbearance Agreement dated August 21, 2015, with certain holders of claims in respect of claims under CEOC's first lien credit agreement (the "First Lien Bank RSA" and, together with the First Lien Bond RSA, the "RSAs"), has been subject to a consensual stay for all. The consensual stay will expire upon the termination of the First Lien Bond RSAs.
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
On March 3, 2015, BOKF filed a lawsuit (the "New York Second Lien Lawsuit") against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the "New York First Lien Lawsuit") against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC's filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases were assigned to the same judge presiding over the other Parent Guarantee Lawsuits, as defined below. CEC filed its answer to the BOKF complaint on March 25, 2015, and to the UMB complaint on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, and on December 22, 2015, the appellate court denied CEC's motion for leave to appeal. On November 20, 2015, BOKF and UMB again moved for partial summary judgment. Those motions likewise were denied. The judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge has set a new summary judgment briefing schedule for May and June of 2016 and has indicated his intention to rule on these summary judgment motions on or before July 22, 2016. Trial of remaining issues would take place beginning August 22, 2016. CAC and CGP LLC are not parties to these lawsuits.
On March 11, 2015, CEOC filed an adversary proceeding in bankruptcy court requesting that the Parent Guarantee Lawsuits be enjoined against all defendants through plan confirmation; in subsequent submissions, CEOC stated that it sought a temporary stay of those lawsuits until 60 days after the issuance of a final report by the Bankruptcy Examiner. CEOC argued that contemporaneous prosecution of related claims against CEC would impair the bankruptcy court's jurisdiction over the Debtors' reorganization by threatening the Debtors' ability to recover estate property for the benefit of all creditors, diminishing the prospects of a successful reorganization, and depleting property of the estate. On July 22, 2015, the bankruptcy court denied CEOC's request, and on October 6, 2015, this denial was affirmed by the United States District Court for the Northern District of Illinois. On December 23, 2015, the United States Court of Appeals for the Seventh Circuit vacated the denial of CEOC's request to enjoin the Parent Guarantee Lawsuits and remanded the case for further proceedings. On February 26, 2016, the bankruptcy court granted CEOC's motion for a temporary stay with respect to the New York Second Lien Lawsuit and the New York First Lien Lawsuit that had been scheduled to begin on March 14, 2016. The stay will remain in effect until May 9, 2016, unless extended. Certain defendants in these adversary proceedings have sought rehearing en banc by the court of appeals. None of the rulings on CEOC's request to enjoin the Parent Guarantee Lawsuits addresses the merits of those actions.
On October 20, 2015, Wilmington Trust, National Association ("Wilmington Trust"), filed a lawsuit (the "New York Senior Notes Lawsuit" and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the "Parent Guarantee Lawsuits") against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC's 10.75% Senior Notes due 2016 (the "10.75% Senior Notes"). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC filed its answer to the complaint on November 23, 2015. As with the other parent guaranty lawsuits taking place in Manhattan, the judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge has set a new summary judgment briefing schedule for May and June of 2016 and has indicated his intention to rule on these summary judgment motions on or before July 22, 2016. Trial of remaining issues would take place beginning August 22, 2016. CAC and CGP LLC are not parties to these lawsuits.

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
Report of Bankruptcy Examiner
The Bankruptcy Court previously engaged an independent examiner to investigate possible claims CEOC might have against CEC, CAC, CGP LLC, other entities and certain individuals. On March 15, 2016, the examiner released his report in redacted form (to the public) and in unredacted form (to certain entities and individuals). CAC, CGP LLC and Caesars Interactive Entertainment, Inc. ("CIE") do not have access to the unredacted report, and accordingly the description below is based on the redacted publicly-available report. The examiner is working with numerous parties to release an unredacted report, which will be made available after confidentiality issues are resolved.
The examiner's report identifies a variety of potential claims against CAC, CGP LLC, CIE, other entities and certain individuals related to a number of transactions dating back to 2009. Most of the examiner's findings are based on his view that CEOC was "insolvent" at the time of the applicable transactions. The examiner's report includes his conclusions on the relative strength of these possible claims, many of which are described above in this note. The examiner calculates an estimated range of potential damages for these potential claims as against all parties from $3.6 billion to $5.1 billion. The examiner calculates an estimated range of potential damages for potential claims against CAC, CGP LLC and CIE from $1.7 billion to $2.29 billion, ignoring potential duplication of recovery from other defendants. Neither calculation takes into account probability of success, likelihood of collection, or the time or cost of litigation.
Although this report was prepared at the request of the Bankruptcy Court, none of the findings are legally binding on the Bankruptcy Court or any party. CAC, CGP LLC and CIE contest many of the examiner's findings, including his finding that CEOC did not receive fair value for assets transferred, any suggestion that certain of the potential claims against CAC, CGP LLC and CIE have merit, and his calculation of potential damages. CAC, CGP LLC and its subsidiaries believe that each of the disputed transactions involving them provided substantial value to CEOC that was reasonably equivalent to the value of the asset (s) transferred, and that they at all times acted in good faith.
In April 2016, CAC and various other constituents began mediation with Joseph Farnan, the former chief judge of the United States District Court for the District of Delaware, seeking to reach a resolution of various issues including the potential claims of the CEOC bankruptcy estate and other issues regarding a plan of reorganization of CEOC. The mediation is ongoing, with further sessions scheduled over the next few weeks.
National Retirement Fund
In January 2015, a majority of the Trustees of the National Retirement Fund ("NRF"), a multi-employer defined benefit pension plan, voted to expel CEC and its participating subsidiaries, the CEC Group, from the plan. Neither CAC, CGP LLC nor any of their subsidiaries are part of the CEC Group. NRF claims that CEOC's bankruptcy presents an "actuarial risk" to the plan because, depending on the outcome of the bankruptcy proceeding, CEC might no longer be liable to the plan for any partial or complete withdrawal liability. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
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
Note 8 — Stock-based Compensation
Restricted Stock Units
There were no restricted stock unit ("RSU") awards granted, vested or forfeited during the three months ended March 31, 2016. As of March 31, 2016, there were 525,997 RSUs outstanding.
As of March 31, 2016, there was approximately $3.4 million of total unrecognized compensation cost related to RSUs granted under the Performance Incentive Plan (the "PIP Plan"), which is expected to be recognized over a weighted-average remaining period of 1.7 years using the straight-line method.
During the three months ended March 31, 2016 and 2015, total compensation expense recorded in earnings for RSUs granted under the PIP Plan was $0.4 million and $1.6 million, respectively, included in Operating expenses in the Condensed Statements of Operations and Comprehensive Income.
RSUs granted to non-employees are equity-classified awards and are remeasured at fair value at the end of each reporting period.
Stock Options
There were no stock options granted, exercised or canceled during the three months ended March 31, 2016. The following is a summary of CAC's stock options:

	Options	Weighted Average Exercise Price	Fair Value(1)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	1,420,000	$9.51	$4.99	8.9	$—
Outstanding at March 31, 2016	1,420,000	9.51	4.99	8.6	—
Vested and expected to vest at March 31, 2016	1,420,000	9.51	4.99	8.6	—
Exercisable at March 31, 2016	337,500	9.84	6.10	8.7	—
_____________________________________________________

(1)	Represents the weighted-average grant date fair value per option.

There were no stock option fair value measurements during the three months ended March 31, 2016. Stock options granted to employees are equity classified and measured at fair value at the date of grant. Valuation assumptions for stock options used in the Black-Scholes model to estimate fair value during the three months ended March 31, 2015 were:

Three Months Ended March 31, 2015
Expected volatility	46.8%
Weighted-average volatility	46.8%
Expected dividend yield	—%
Expected term (in years)	9.7
Risk-free interest rate	2.1%
As of March 31, 2016, there was approximately $0.8 million of total unrecognized compensation expense related to CAC's stock granted under the PIP Plan, which is expected to be recognized over a weighted-average period of 0.7 years.
During the three months ended March 31, 2016 and 2015, total compensation expense recorded in earnings for stock options was approximately $0.4 million and $1.4 million, respectively, included in Operating expenses in the Condensed Statements of Operations and Comprehensive Income.
Note 9 — Supplemental Cash Flow Information
Significant non-cash transactions for the three months ended March 31, 2016 included (1) $24.4 million in income from our equity method investment in CGP LLC and (2) $5.3 million of fees and expenses paid directly by CGP LLC that were incurred by CAC and also accounted for as a non-cash distribution from CGP LLC. Significant non-cash transactions for the three months ended March 31, 2015 included (1) $24.2 million in income from our equity method investment in CGP LLC and (2) $4.5 million fees and expenses paid directly by CGP LLC that were incurred by CAC and also accounted for as a non-cash distribution from CGP LLC.
CAC's expenses incurred in the normal course of business are expected to be paid by CGP LLC on behalf of CAC in accordance with the CGP Operating Agreement.
During the three months ended March 31, 2016 and 2015, CGP LLC did not make tax payments on behalf of CAC, which would normally be accounted for as distributions from CGP LLC to CAC.
There was no interest expense incurred or cash paid for interest for the three months ended March 31, 2016 and 2015.
Note 10 — Related Party Transactions
Management Services Agreement with CES
CES provides (a) certain corporate services and back office support, including payroll, accounting, risk management, tax, finance, recordkeeping, financial statement preparation and audit support, legal, treasury functions, regulatory compliance, insurance, information systems, office space and corporate, and other centralized services, (b) certain advisory and business management services, including developing business strategies, executing financing transactions and structuring acquisitions and joint ventures and (c) other services from time to time to CAC. In connection with the CGP Operating Agreement, CGP LLC pays for these services on behalf of CAC. CAC accounts for these amounts as non-cash distributions from CGP LLC, thereby reducing CAC's investment in CGP LLC.
Share-based Payments to Non-employees of CAC or CGP LLC
On April 9, 2014, the Board of Directors (the "Board") approved the CAC Equity-Based Compensation Plan for CEC Employees (the "Equity Plan"). Under the Equity Plan, CEC is authorized to grant stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, cash awards, rights to purchase or acquire shares or similar securities in the form of or with a value related to our Common Stock to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries. The Equity Plan will terminate on April 9, 2024. Subject to adjustments in connection with certain changes in capitalization, the maximum value of the shares of our Common Stock that may be delivered pursuant to awards under the Equity Plan is $25.0 million. Expense associated with the Equity Plan is recorded as management fee expense by CGP LLC, totaling $0.7 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively.
Stock-based Compensation Granted to Related Party
In December 2014, CAC granted RSU awards and options to a related-party consultant under the PIP Plan. During the three-month period ended March 31, 2015, the service period for these grants was accelerated to end in July 2015. The vesting period remained unchanged. During the three months ended March 31, 2015, $2.1 million expense was recognized related to these grants. As the service period ended on July 2015, there was no expense recognized for these grants during the three months ended March 31, 2016.
In May 2014, CAC granted RSUs to an employee. During the three month period ended March 31, 2016, employment terminated and the individual became a related-party consultant. The vesting period and service period remained unchanged. Expense recognized for the RSU grants during the three month period ended March 31, 2016 was immaterial.
Investment in Notes from Related Party
CAC owns $137.5 million in aggregate principal amount of the 6.50% notes previously issued by CEOC ("CEOC Notes"), maturing June 1, 2016, and $151.4 million in aggregate principal amount of the 5.75% CEOC Notes, maturing October 1, 2017. Collectability is uncertain due to CEOC's bankruptcy filing. These notes are included as a component of Additional paid-in capital in our Condensed Balance Sheets and Condensed Statements of Stockholders' Equity along with interest receivable at the distribution date. These notes will be held at the distributed value with no subsequent fair value adjustments or recognition of interest income until such time as amounts are received by CAC. The fair value of the distribution of these notes from CGP LLC reduces the deployed capital upon which CAC is entitled to earn a minimum guaranteed return prospectively from the August 6, 2014 distribution date.
Note 11 — Subsequent Events
Because significant recent developments and subsequent events related to our equity method investee could be impactful to our financial performance, we have elected to include disclosure of such items herein.
Contingently Issuable Non-voting Membership Units
Pursuant to the terms of the transaction agreement related to the formation of CGP LLC, CGP LLC was obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from a specified portion of CIE's social and mobile games business exceeded a predetermined threshold amount in 2015. In April 2016, CGP LLC issued approximately 31.9 million Class B non-voting units pursuant to the terms of the October 21, 2013 transactions. As a result, CAC's economic ownership of CGP LLC decreased to approximately 38.8% in April 2016 from approximately 42.6% at March 31, 2016.
Purchase of Caesars Interactive Entertainment, Inc. Common Stock
In April 2016, CIE repurchased shares of its outstanding common stock for a total net consideration of $13.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Acquisition Company (the "Company," "CAC," "we," "our" and "us") and Caesars Growth Partners, LLC ("CGP LLC") for the three months ended March 31, 2016 and 2015 should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Basis of Presentation and Discussion
CAC's primary asset is its membership interest in CGP LLC, a variable interest entity of which Caesars Entertainment Corporation ("CEC" or "Caesars Entertainment") is the primary beneficiary. CAC accounts for its investment in CGP LLC using a balance sheet approach to the equity method of accounting, referred to as hypothetical liquidation at book value ("HLBV") accounting.
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

CAESARS ACQUISITION COMPANY
Operating Results
Income from Equity Method Investment
For the three months ended March 31, 2016 and 2015, CAC recognized $24.4 million and $24.2 million, respectively, of income before tax from its equity method investment in CGP LLC, which equals the amount of income that CAC was entitled to under its minimum guaranteed return.
Operating Expenses
In addition to its income from equity method investment, CAC incurs direct expenses which are primarily related to professional services fees, payroll and related expenses as well as general liability insurance, licenses and fees. For the three months ended March 31, 2016 and 2015, CAC incurred direct expenses of $6.6 million and $7.1 million, respectively.
Provision for Income Taxes
The provision for income taxes for the three months ended March 31, 2016 and 2015 was $8.6 million and $8.4 million, respectively. The provision for income taxes for the three months ended March 31, 2016 and 2015 differed from the expected benefit for income taxes at the federal tax rate of 35.0% applied to CAC's pre-tax income primarily due to a federal valuation allowance recorded against deferred tax assets related to the basis difference in the investment in notes from related party.
Liquidity and Capital Resources
Capital Spending
CAC has not incurred, nor is it expected to incur, capital expenditures in the normal course of business or to pursue acquisition opportunities other than through CGP LLC.
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
Off-Balance Sheet Arrangements
CAC did not have any off-balance sheet arrangements at March 31, 2016 or December 31, 2015.
Recently Issued Accounting Pronouncements
The information regarding recent accounting pronouncements is included in Note 2 — Recently Issued Accounting Pronouncements to the CAC financial statements in the Quarterly Report on Form 10-Q.
CAESARS GROWTH PARTNERS, LLC
Overview
For financial reporting purposes, CGP LLC has two operating units: (1) Caesars Interactive Entertainment, Inc. ("Caesars Interactive," "Interactive Entertainment" or "CIE") and (2) Casino Properties and Developments. CGP LLC's

Interactive Entertainment operating unit consists of CIE, which is comprised of three distinct but complementary businesses: social and mobile games, World Series of Poker ("WSOP") and regulated online real money gaming. CGP LLC's Casino Properties and Developments operating unit consists of Planet Hollywood Resort & Casino ("Planet Hollywood"), Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas, The Cromwell and CGP LLC's interest in the Maryland Joint Venture.
Operating Results of CGP LLC

	Three Months Ended March 31,
(In millions)	2016	2015	Change
Interactive entertainment net revenues	$227.8	$176.6	$51.2
Casino properties and developments net revenues	415.8	389.9	25.9
Total net revenues	643.6	566.5	77.1
Income from operations	115.9	204.7	(88.8)
Net income	36.9	144.1	(107.2)
Adjusted EBITDA (1)	194.6	148.0	46.6
_____________________________________________________

(1)	See Reconciliations of Net Income/(Loss) to Adjusted Earnings before Interest Income/Expense, Income Taxes, Depreciation and Amortization ("EBITDA").
Net revenues for the first quarter of 2016 were $643.6 million as compared to $566.5 million for the respective period in 2015, which was an increase of $77.1 million, or 13.6%. The increase in revenue for CIE was primarily driven by strong organic growth in the social and mobile games operating unit due to the continued focus on conversion and monetization. The increase in revenues for Casino Properties and Developments was primarily due to the availability of rooms and increased room rates as a result of renovations at The LINQ Hotel & Casino which was substantially completed and available to guests in early May 2015 and an increase in entertainment revenues at Planet Hollywood offset by lower revenues at Harrah's New Orleans as a result of the April 2015 smoking ban.
Income from operations for the first quarter of 2016 was $115.9 million as compared to $204.7 million for the same period in 2015, which was a decrease of $88.8 million, or 43.4%. The decrease in income from operations was primarily driven by the change in the fair value of contingently issuable non-voting membership units recognized in the prior year with no change in the fair value of contingently issuable non-voting membership units recognized subsequent to December 31, 2015 offset by the income impact of increased revenues. Excluding the impact of the change in fair value of contingently issuable non-voting membership units, income from operations increased by $28.7 million primarily due to the year over year growth in CIE and Horseshoe Baltimore as well as the availability of rooms and increased room rates as a result of renovations at The LINQ Hotel & Casino.
Adjusted EBITDA for the first quarter of 2016 was $194.6 million as compared to $148.0 million for the same period in 2015, which is an increase of $46.6 million, or 31.5%, driven primarily by the income impact of increased revenues at CIE and The LINQ Hotel & Casino.
Business Unit Operating Results
Interactive Entertainment

	Three Months Ended March 31,
(In millions)	2016	2015	Change
Net revenues	$227.8	$176.6	$51.2
Income from operations	53.4	40.6	12.8
Net income	24.8	27.3	(2.5)
Adjusted EBITDA(1)	89.3	62.6	26.7

_____________________________________________________

(1)	See Reconciliations of Net Income/(Loss) to Adjusted EBITDA.
Interactive Entertainment net revenues increased by $51.2 million, or 29.0%, in the first quarter of 2016 as compared to the same period in 2015, resulting primarily from strong organic growth in CIE's social and mobile games due to the continued focus on conversion and monetization. Income from operations increased by $12.8 million, or 31.5%, in the first quarter of 2016 as compared to the same period in 2015, primarily driven by the income impact of increased revenues, partially offset by increases in stock-based compensation and sales and marketing expenses. Adjusted EBITDA increased by $26.7 million, or

42.7%, in the first quarter of 2016 as compared to the same period in 2015, driven by the income impact of increased revenues and reduced marketing expenses for real money online gaming.
Performance Metrics - Social and Mobile Games
CIE measures the performance of its social and mobile games business by using key financial metrics including revenue and Adjusted EBITDA, and key operating metrics including Daily Active Users, Monthly Active Users, Monthly Unique Users, Average Revenue per User and Monthly Unique Payers. CIE's operating metrics help CIE understand and measure the engagement levels of its players, the size of its audience and its reach.
Key Financial Metrics
The table below shows the results of CIE's business based upon the financial metrics for the periods presented.

	For the Three Months Ended
(In millions)	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015
Revenues
Social and mobile games	$218.2	$198.8	$183.5	$175.4	$167.6
WSOP and online real money gaming	9.6	10.4	11.0	10.8	9.0
Total	$227.8	$209.2	$194.5	$186.2	$176.6
Adjusted EBITDA(1)	$89.3	$77.9	$72.7	$69.5	$62.6
_____________________________________________________

(1)	See Reconciliations of Net Income/(Loss) to Adjusted EBITDA.
The table below shows the revenue generated from CIE's social and mobile games business by geographic region for the periods listed and assumes that deferred revenues are spread proportionately across all geographies.

	For the Three Months Ended
(In millions)	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015
North America	$164.8	$148.0	$132.7	$126.9	$119.1
South America	1.5	1.5	1.5	1.4	1.1
Europe	21.7	16.8	15.6	15.3	14.8
Asia/Pacific	29.4	31.7	32.2	30.9	31.8
Africa and Rest of the World	0.8	0.8	1.5	0.9	0.8
Social and mobile games revenue	$218.2	$198.8	$183.5	$175.4	$167.6
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

	For the Three Months Ended
	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015
Average Daily Active Users (1)	6,758	6,351	6,144	6,132	6,061
Average Monthly Active Users (1)	22,262	19,783	19,324	19,177	19,044
Average Monthly Unique Users (1)	20,539	18,960	18,657	17,918	17,803
Average Monthly Unique Payers (1)	922	858	860	796	762
Average Revenue Per User	$0.35	$0.34	$0.33	$0.31	$0.31
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

Consistent with the social and mobile games business model, only a small portion of CIE's social and mobile games players pay for virtual goods. For the three months ended March 31, 2016, CIE had approximately 922 thousand average MUP, or 4.5% of the total number of average MUU on the social and mobile platforms during this period, who purchased virtual goods. There were approximately 762 thousand average MUP, or 4.3% of the total number of average MUU on the social and mobile platforms, who purchased virtual goods for the three months ended March 31, 2015. The opportunity for social interactions and player generated promotion increases as the overall number of players increase. As such, CIE believes that maintaining and growing its total number of players, irrespective of whether they purchase virtual goods, is important to the success of its business. The sale of virtual goods, however, constitutes the primary source of revenue for CIE's social and mobile games business. The degree to which game players choose to pay for virtual goods in the games is driven by CIE's ability to create content that enhances the game-play experience. CIE's revenue and overall financial performance are affected by the number of players and the effectiveness of its monetization of players through the sale of virtual goods.
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
Casino Properties and Developments

	Three Months Ended March 31,
(In millions)	2016	2015	Change
Net revenues	$415.8	$389.9	$25.9
Income from operations	63.9	50.5	13.4
Net income	13.0	3.4	9.6
Adjusted EBITDA(1)	106.7	89.3	17.4
____________________________________________________

(1)	See Reconciliations of Net Income/(Loss) to Adjusted EBITDA.
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
Casino Properties and Developments revenues were impacted primarily by the following:

•
Increases in all categories of revenues during the first quarter of 2016 when compared to the first quarter of 2015 for The LINQ Hotel & Casino, which was substantially completed and available to guests in early May 2015;

•	Decreases in visitation and gaming revenues as a result of the April 2015 smoking ban in New Orleans; and

•	Continued enhancement of entertainment options at Planet Hollywood positively impacted other revenues.
Net revenues for the first quarter of 2016 increased by $25.9 million, or 6.6%, when compared to the same period in 2015. Total trips decreased approximately 5.3% during the first quarter of 2016 when compared to the same period in 2015. Gross casino hold saw a positive variance of 11.8% for the quarter ended March 31, 2016 from 11.6% for the quarter ended March 31, 2015.
Cash average daily room rates for the first quarter of 2016 increased to approximately $136, or 7.1%, when compared to approximately $127 for the same period in 2015. Average daily occupancy was 93.7% and 91.6% for the first quarter of 2016 and 2015, respectively. Revenue per available room for the first quarter of 2016 and 2015 was $125 and $115, respectively, or an increase of 8.7%.
Income from operations for the first quarter of 2016 increased by $13.4 million, or 26.5%, when compared to the same period in 2015 and Adjusted EBITDA increased by $17.4 million, or 19.5%, when compared to the same period in 2015 primarily driven by the income impact of increased revenues at The LINQ Hotel & Casino.
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
Other Factors Affecting Net Income

	Three Months Ended March 31,
(In millions)	2016	2015	Change
Interest expense, net of interest capitalized	$(50.9)	$(48.2)	$(2.7)
Other expense, net	—	(1.0)	1.0
Provision for income taxes	(28.1)	(11.4)	(16.7)
Net (income)/loss attributable to non-controlling interests	(3.5)	0.1	(3.6)
Interest Expense, Net of Interest Capitalized
The debt agreements described in the following table are further defined in Liquidity and Capital Resources. The table below summarizes CGP LLC's Interest expense, net of interest capitalized as it relates to these agreements:

	Three Months Ended March 31,
(In millions)	2016	2015	Change
CGPH Term Loan, Revolving Credit Facility, and 2022 Notes	$(36.9)	$(36.1)	$(0.8)
Cromwell Credit Facility	(5.2)	(5.4)	0.2
Baltimore Credit and FF&E Facilities	(7.5)	(7.5)	—
Other interest (expense)/income, net of interest capitalized	(1.3)	0.8	(2.1)
Interest expense, net of interest capitalized	$(50.9)	$(48.2)	$(2.7)

Provision for Income Taxes
The provision for income taxes for CGP LLC represents the income taxes from its subsidiary, CIE, which is taxed as a corporation for federal, state and foreign income tax purposes. The provision for income taxes for CGP LLC for the three months ended March 31, 2016 differs from the expected federal tax rate of 35.0% primarily due to CGP LLC income not taxed at the CGP LLC entity level offset by the tax impacts of nondeductible expenses of CIE and the recognition of a deferred tax liability on the unremitted earnings for CIE's Pacific Interactive UK subsidiary. The provision for income taxes for CGP LLC for the three months ended March 31, 2015 differs from the expected federal tax rate of 35.0% primarily due to CGP LLC income not taxed at the CGP LLC entity level.
Net (Income)/Loss Attributable to Non-controlling Interests
CGP LLC's non-controlling interest reflects the non-controlling interest associated with consolidating CIE and the Maryland Joint Venture into CGP LLC. For the three months ended March 31, 2016 and 2015, net income of $3.8 million and $4.5 million, respectively, was attributable to non-controlling interests in Caesars Interactive. Net loss of $0.3 million and $4.6 million for the three months ended March 31, 2016 and 2015, respectively, was attributable to non-controlling interests in the Maryland Joint Venture.
Reconciliations of Net Income/(Loss) to Adjusted EBITDA
CGP LLC uses Adjusted EBITDA as a supplemental measure of its financial performance. EBITDA is comprised of net income before (i) interest expense, net of capitalized interest, (ii) interest income, (iii) provision for income taxes, and (iv) depreciation and amortization expense. Adjusted EBITDA is comprised of EBITDA, further adjusted for certain items that CGP LLC does not consider indicative of its ongoing operating performance.
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

	For the Three Months Ended March 31, 2016
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other(1)	Total
Net income/(loss)	$24.8	$13.0	$(0.9)	$36.9
Provision for income taxes	28.1	—	—	28.1
Income/(loss) before income taxes	52.9	13.0	(0.9)	65.0
Interest expense, net of interest capitalized	0.5	50.9	(0.5)	50.9
Depreciation and amortization	7.5	39.2	—	46.7
EBITDA	60.9	103.1	(1.4)	162.6
Write-downs, reserves and project opening costs, net of recoveries(2)	—	0.6	—	0.6
Stock-based compensation(3)	28.0	1.3	—	29.3
Other(5)	0.4	1.7	—	2.1
Adjusted EBITDA	$89.3	$106.7	$(1.4)	$194.6

	For the Three Months Ended March 31, 2015
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other(1)	Total
Net income	$27.3	$3.4	$113.4	$144.1
Provision for income taxes	11.4	—	—	11.4
Income before income taxes	38.7	3.4	113.4	155.5
Interest expense, net of interest capitalized	1.9	47.1	(0.8)	48.2
Depreciation and amortization	7.8	33.3	—	41.1
EBITDA	48.4	83.8	112.6	244.8
Other expense, net	—	—	1.0	1.0
Write-downs, reserves and project opening costs, net of recoveries(2)	—	3.1	—	3.1
Change in fair value of contingently issuable non-voting membership units(4)	—	—	(117.5)	(117.5)
Stock-based compensation(3)	13.1	0.9	—	14.0
Other(5)	1.1	1.5	—	2.6
Adjusted EBITDA	$62.6	$89.3	$(3.9)	$148.0

	Interactive Entertainment
	Three Months Ended
(In millions)	December 31, 2015	September 30, 2015	June 30, 2015
Net income	$35.5	$25.7	$39.2
Provision for income taxes	16.0	20.7	13.8
Income before income taxes	51.5	46.4	53.0
Interest expense, net of interest capitalized	0.9	1.1	1.3
Depreciation and amortization	7.2	7.0	7.8
EBITDA	59.6	54.5	62.1
Other income/(expense), net	0.1	(5.0)	—
Write-downs, reserves and project opening costs, net of recoveries	0.1	—	—
Stock-based compensation(3)	17.2	22.6	6.6
Other(5)	0.9	0.6	0.8
Adjusted EBITDA	$77.9	$72.7	$69.5
_____________________________________________________

(1)	Includes the CGP parent company and intercompany eliminations.

(2)	Amounts primarily represent development costs related to the construction of The Cromwell and Horseshoe Baltimore, and the renovation of The LINQ Hotel & Casino.

(3)	Amounts represent stock-based compensation expense related to stock options, restricted stock and restricted stock units.

(4)	Amounts represent the change in fair value of contingently issuable membership units associated with the CIE earn-out calculation related to the transactions establishing CGP LLC.

(5)	Amounts represent other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified, such as acquisition and integration costs and lobbying expenses.
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
CGP LLC's capital spending and maintenance, if they go forward, could require significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion, and the commencement of operations of development projects are contingent upon, among other things, negotiation of final agreements and receipt of requisite approvals from the applicable political and regulatory bodies. Excluding amounts spent for the purchases of businesses, CGP LLC's cash used for capital spending was $19.3 million and $63.2 million for the three months ended March 31, 2016 and 2015, respectively.

The majority of capital spending in the first quarter of 2016 related to infrastructure related spend at CIE and property renovations at Planet Hollywood. The majority of the 2015 capital spending related to the renovation of The LINQ Hotel & Casino. The LINQ Hotel & Casino began opening a portion of the Phase II renovations in March 2015 and it was substantially completed in early May 2015. For the three months ended March 31, 2015, capital expenditures net of related payables for The LINQ Hotel & Casino were $29.9 million.
Liquidity
CGP LLC and its subsidiaries' primary sources of liquidity include currently available cash and cash equivalents, cash flows generated from its operations and borrowings under the $150.0 million Caesars Growth Properties Holdings, LLC ("CGPH") revolving credit agreement ("Revolving Credit Facility") which is intended to satisfy CGPH's short-term liquidity needs. CGP LLC's cash and cash equivalents, excluding restricted cash, totaled $950.5 million and $901.7 million as of March 31, 2016 and December 31, 2015, respectively. Of total cash and cash equivalents, Caesars Interactive had $83.2 million and $99.1 million in foreign subsidiaries at March 31, 2016 and December 31, 2015, respectively. Caesars Interactive may use the cash in its subsidiaries outside the U.S. to repay debt payable to related parties, fund operations at these subsidiaries, pursue international acquisitions, or repatriate the cash to the United States.
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
CGP LLC's restricted cash totaled $12.3 million and $12.5 million as of March 31, 2016 and December 31, 2015, respectively. Restricted cash and cash equivalents include amounts restricted under the terms of the Baltimore Credit Facility and the Cromwell Credit Facility, as defined below. The classification of restricted cash between current and long-term is dependent upon the intended use of each particular reserve.
CGPH and Caesars Growth Properties Finance, Inc. ("Finance" and each, an "Issuer" and together, the "Issuers") issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 (the "2022 Notes") pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee (the "Indenture"). On May 8, 2014, CGPH closed on $1.175 billion of term loans (the "CGPH Term Loan") pursuant to a credit agreement. CGPH filed a registration statement on Form S-4 (the "Registration Statement") on March 30, 2015 and amendments to such Registration Statement on May 18, 2015 and May 29, 2015 to initiate an offer to exchange the 2022 Notes and certain related guarantees in a private offering for a like aggregate amount of CGPH's registered 9.375% Second-Priority Senior Secured Notes due 2022 and certain related guarantees (collectively referred to as the "Exchange Notes"). The Registration Statement was declared effective on June 26, 2015 (the "Effective Date"). The exchange offer was consummated on July 28, 2015. See Caesars Growth Properties Holdings Notes below.
As of March 31, 2016, CGPH had $1,124.0 million, $660.8 million, and $15.0 million in book value of indebtedness outstanding for the CGPH Term Loan, 2022 Notes and Revolving Credit Facility, respectively. At December 31, 2015, the book value of indebtedness outstanding for the CGPH Term Loan, 2022 Notes and Revolving Credit Facility was $1,125.7 million, $660.3 million, and $45.0 million, respectively. Net CGPH repayments under the Revolving Credit Facility during the first quarter of 2016 were $30.0 million. As of March 31, 2016, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for certain of CGPH's outstanding debt securities.
In November 2012, Corner Investment Propco, LLC ("PropCo"), a wholly-owned subsidiary of The Cromwell entered into a $185.0 million, seven-year senior secured credit facility bearing interest at the London Inter-Bank Offered Rate ("LIBOR") plus 9.75% with a LIBOR floor of 1.25% (the "Cromwell Credit Facility") to fund the renovation of The Cromwell into a boutique lifestyle hotel. As of March 31, 2016, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
As of March 31, 2016 and December 31, 2015, respectively, CGP LLC had $2,365.8 million and $2,402.3 million face value of indebtedness outstanding, including capital lease indebtedness. Cash paid for interest for the three months ended March 31, 2016 and 2015 was $31.6 million and $32.5 million, respectively.

CGP LLC believes that its cash and cash equivalents balance and its cash flows from operations will be sufficient to meet its normal operating and debt service requirements during the next 12 months and the foreseeable future and to fund capital expenditures expected to be incurred in the normal course of business.
Capital Resources
The following table presents CGP LLC's outstanding third-party debt as of March 31, 2016 and December 31, 2015.

	Final Maturity	Interest Rates at March 31, 2016	Face Value at March 31, 2016	Book Value at
(Dollars in millions)				March 31, 2016	December 31, 2015
Secured debt
Caesars Growth Properties Holdings Revolving Credit Facility(1)	2019	variable	$15.0	$15.0	$45.0
Caesars Growth Properties Holdings Term Loan	2021	6.25%	1,154.4	1,124.0	1,125.7
Caesars Growth Properties Holdings Notes	2022	9.375%	675.0	660.8	660.3
Horseshoe Baltimore Credit and FF&E Facilities	2019 - 2020	8.25% - 8.75%	325.2	313.4	315.0
Cromwell Credit Facility	2019	11.00%	174.5	169.4	169.2
Capital lease obligations	2016 - 2017	various	0.9	0.9	1.2
Other financing obligations	2018	8.00%	4.7	3.9	3.8
Unsecured debt
Special Improvement District Bonds	2037	5.30%	13.7	13.7	14.1
Other financing obligations	2016	various	2.4	2.4	3.0
Total debt			2,365.8	2,303.5	2,337.3
Current portion of total debt			(38.5)	(38.5)	(69.7)
Long-term debt			$2,327.3	$2,265.0	$2,267.6
_____________________________________________________

(1)	Variable interest rate calculated as LIBOR plus 5.25%.
Caesars Growth Properties Holdings Senior Secured Credit Facility
On May 8, 2014, CGPH closed on the $1.175 billion term loan pursuant to a First Lien Credit Agreement among Caesars Growth Properties Parent, LLC ("Parent"), the Borrower, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (the "Administrative Agent"), and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., UBS Securities LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as Co-Lead Arrangers and Bookrunners (the "Credit Agreement"). CGPH used $476.9 million of the net proceeds from the CGPH Term Loan to repay all amounts outstanding under the Planet Hollywood Loan Agreement and recognized $23.8 million loss on the early extinguishment of debt. The proceeds were also used to fund CGPH's May 2014 acquisitions.
The Credit Agreement also provides for a $150.0 million revolving credit agreement which was undrawn at the closing of the CGPH Term Loan. As of March 31, 2016, $15.0 million of borrowings were outstanding under the Revolving Credit Facility and $0.1 million was committed to outstanding letters of credit. Borrowings under the Revolving Credit Facility are each subject to separate note agreements executed based on the provisions of the Credit Agreement, and each note has a contractual maturity of less than one year. The Revolving Credit Facility has a contractual maturity of greater than one year and CGPH has the ability to repay the outstanding principal balances beyond the next 12 months. Amounts borrowed under the Revolving Credit Facility are intended to satisfy short-term liquidity needs and are classified in Current portion of long-term debt in the Consolidated Condensed Balance Sheets included in Exhibit 99.1.
Borrowings under the CGPH Term Loan bear interest at a rate equal to, at the Borrower's option, either (a) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a floor of 1.00% in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by the Administrative Agent under the Credit Agreement and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be 5.25% per annum for LIBOR loans and 4.25% per annum for base rate loans, subject to step downs with respect to the revolving loans based on CGPH's senior secured leverage ratio. In addition, on a quarterly basis, CGPH is required to pay each lender under the Revolving Credit Facility a commitment fee in respect of any unused commitments under the Revolving Credit Facility, which is subject to a leverage based pricing grid. CGPH is also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer's customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the daily stated amount of such letter of credit.

As of March 31, 2016 and December 31, 2015, the book value of the CGPH Term Loan was presented net of the unamortized discount of $25.9 million and $27.0 million, respectively, and net of unamortized debt issuance costs of $4.5 million and $4.7 million, respectively. The effective interest rate was 6.86% as of both March 31, 2016 and December 31, 2015.
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
The CGPH Term Loan requires that CGPH maintains a senior secured leverage ratio ("SSLR") of no more than 6.00 to 1.00, which is the ratio of first lien senior secured net debt to EBITDA, adjusted as defined. As of March 31, 2016, CGPH's SSLR was 2.99 to 1.00.
As of March 31, 2016 and December 31, 2015, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the CGPH Term Loan.
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
As of March 31, 2016 and December 31, 2015, the book value of the 2022 Notes was presented net of the unamortized discount of $12.5 million and $12.9 million, respectively, and net of unamortized debt issuance costs of $1.7 million and $1.8 million, respectively. The effective interest rate was 9.84% as of both March 31, 2016 and December 31, 2015.
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
As of March 31, 2016 and December 31, 2015, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the 2022 Notes.
Registration Rights Agreement. CGPH filed the Registration Statement on March 30, 2015 and amendments to such Registration Statement on May 18, 2015 and May 29, 2015 to initiate an offer to exchange the 2022 Notes and certain related guarantees in a private offering for a like aggregate amount of CGPH's registered 9.375% Second-Priority Senior Secured Notes due 2022 and certain related guarantees. The Registration Statement was declared effective on June 26, 2015. The exchange offer was consummated on July 28, 2015.
Intercreditor Agreement and Collateral Agreements
On May 20, 2014, intercreditor and collateral agreements were entered into which establish the subordination of the liens securing the 2022 Notes to the liens securing first priority lien obligations and secures the payment and performance when due of all of the obligations under the 2022 Notes and the $1.325 billion senior secured credit facilities (the "Senior Secured Credit Facilities"), which consist of the CGPH Term Loan and the Revolving Credit Facility, the related guarantees and the security documents. Subject to the terms of the security documents, CGPH and the subsidiary guarantors have the right to remain in possession and retain exclusive control of the collateral securing the 2022 Notes and the Senior Secured Credit Facilities (other than certain assets and obligations), to freely operate the collateral and to collect, invest and dispose of any income therefrom.

Horseshoe Baltimore Credit and FF&E Facilities
CBAC, a joint venture among Caesars Baltimore Investment Company, LLC, Rock Gaming Mothership LLC, CVPR Gaming Holdings, LLC, STRON-MD Limited Partnership and PRT Two, LLC, entered into a credit agreement (the "Baltimore Credit Facility") in July 2013 in order to finance the acquisition of land in Baltimore, Maryland and the construction of the Horseshoe Baltimore and a parking garage (collectively, the "Baltimore Development"). The Baltimore Credit Facility provides for (i) a $300.0 million senior secured term facility with a seven-year maturity, which is comprised of a $225.0 million facility that was funded on July 2, 2013 upon the closing of the Baltimore Credit Facility, a $37.5 million delayed draw facility available from the closing of the Baltimore Credit Facility that was fully drawn in June 2014 and a $37.5 million delayed draw facility that was drawn by $10.0 million in September 2014, $17.0 million in October 2014 and $10.5 million in November 2014 and (ii) a $10.0 million senior secured revolving facility with a five-year maturity that remained undrawn at March 31, 2016. The Baltimore Credit Facility is secured by substantially all material assets of CBAC and its wholly-owned domestic subsidiaries.
For the Baltimore Credit Facility, borrowings bear interest at a rate equal to the then current adjusted LIBOR or at a rate equal to the alternate base rate, in each case, plus an applicable margin of 7.00%. The adjusted LIBOR is equal to the greater of (i) 1.25% and (ii) the LIBOR in effect for such interest period. In addition, on a quarterly basis, CBAC is required to pay each lender (i) a 0.50% commitment fee in respect of any unused commitments under the revolving credit facility, (ii) a 0.125% fronting fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility and (iii) a 2.25% commitment fee in respect of unfunded commitments under the delayed draw facility until termination of such commitments.
As of March 31, 2016 and December 31, 2015, the book value of the Baltimore Credit Facility was presented net of the unamortized discount of $7.5 million and $7.9 million, respectively, and net of unamortized debt issuance costs of $4.2 million and $4.4 million, respectively. The effective interest rate was 9.77% as of both March 31, 2016 and December 31, 2015.
In connection with the foregoing, Caesars Baltimore Investment Company, LLC and the other joint venture partners each provide, on a several and not joint basis, a completion guarantee with respect to the Baltimore Development, which guarantees completion of the construction of the Baltimore Development, availability of contemplated working capital and the discharge, bonding or insuring over of certain liens in connection with the Baltimore Development. The maximum liability of Caesars Baltimore Investment Company, LLC under its completion guarantee representing fair value was approximately $9.1 million. During the year ended December 31, 2015, the restrictions on cash set aside for this guarantee were released and the balance of $9.1 million was paid to CEOC.
As of March 31, 2016 and December 31, 2015, the assets of Horseshoe Baltimore were pledged as collateral for the Baltimore Credit Facility.
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
The Baltimore Credit Facility contains customary negative covenants, subject to certain exceptions, restricting or limiting the ability of CBAC to, among other things, dispose of its assets and change its business or ownership, consummate mergers or acquisitions, make dividends, stock repurchases and optional redemptions of subordinated debt, incur debt and issue preferred stock, make loans and investments, create liens on its assets and enter into transactions with affiliates. In addition, the Baltimore Credit Facility includes a covenant prohibiting the senior secured leverage ratio from exceeding 7.5 to 1.0 for the first four quarters, 6.0 to 1.0 for the next four quarters and 4.75 to 1.0 for the remainder of the agreement beginning two quarters after the commencement of operations of the Baltimore Development. Commencement of operations is defined to occur when certain conditions as defined in the credit agreement are met, which occurred during the quarter ended June 30, 2015. As of March 31, 2016, CBAC Borrower, LLC's SSLR was 3.70 to 1.00.
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
For the Baltimore FF&E Facility, the loan bears interest at a floating rate per annum equal to the adjusted LIBOR plus 7.5%. The adjusted LIBOR will be determined by the Administrative Agent and will be equal to the greater of (i) the LIBOR in effect for such interest period multiplied by statutory reserves and (ii) 1.25%.

The Baltimore FF&E Facility has covenants and events of default substantially consistent with the Baltimore Credit Facility and other restrictive covenants customary for FF&E facilities of this type.
Management believes that CGP LLC is in compliance with the Baltimore Credit Facility and Baltimore FF&E Facility covenants as of March 31, 2016.
Cromwell Credit Facility
In November 2012, PropCo entered into the Cromwell Credit Facility to fund the renovation of The Cromwell. The renovation included a complete remodeling of the guest rooms, casino floor, and common areas, the addition of a second floor restaurant, and the construction of an approximately 65,000 square foot rooftop pool and dayclub/nightclub. The Cromwell owns the property and the dayclub/nightclub is leased to a third party. The Cromwell's gaming floor opened on April 21, 2014 and its 188 hotel rooms became available to guests starting on May 21, 2014.
As of March 31, 2016 and December 31, 2015, the book value of the Cromwell Credit Facility was presented net of the unamortized discount of $3.6 million and $3.8 million, respectively, and net of unamortized debt issuance costs of $1.5 million and $1.6 million, respectively. The effective interest rate was 11.92% as of both March 31, 2016 and December 31, 2015.
The Cromwell Credit Facility also contains certain affirmative and negative covenants and requires PropCo to maintain a SSLR of no more than 5.25 to 1.00 during the first quarter of 2016, which is the ratio of PropCo's first lien senior secured net debt to consolidated PropCo EBITDA. The SSLR from the second quarter of 2016 through the first quarter of 2017 may not exceed 5.00 to 1.00. The SSLR beginning in the second quarter of 2017 and for each fiscal quarter thereafter may not exceed 4.75 to 1.00. As of March 31, 2016, PropCo's SSLR was 4.77 to 1.00.
The Cromwell Credit Facility allows the right to cure provided that (i) in each eight-fiscal-quarter period there shall be no more than five fiscal quarters in which the cure right is exercised and (ii) the cure right may not be exercised in any fiscal quarter that immediately follows two consecutive fiscal quarters in which it was exercised.
As of March 31, 2016 and December 31, 2015, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
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
Contingently Issuable Non-voting Membership Units
Pursuant to the terms of the transaction agreement related to the formation of CGP LLC, CGP LLC was obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from a specified portion of CIE's social and mobile games business exceeded a predetermined threshold amount in 2015. In April 2016, CGP LLC issued approximately 31.9 million Class B non-voting units pursuant to the terms of the October 21, 2013 transactions. As a result, CAC's economic ownership of CGP LLC decreased to approximately 38.8% in April 2016 from approximately 42.6% at March 31, 2016.

Other Obligations and Commitments
The table below summarizes CGP LLC's debt and related interest obligations as of March 31, 2016.

	Payments Due by Period
(In millions)	Total	Remainder of 2016	1-3 years	4-5 years	After 5 years
Debt payable to third parties, face value	$2,365.8	$18.4	$261.5	$1,399.3	$686.6
Estimated interest payments to third parties (1)	1,006.4	154.3	548.3	266.6	37.2
___________________________________________________

(1)	Estimated interest for variable rate debt included in this table is based on rates at March 31, 2016.
Off-Balance Sheet Arrangements
CGP LLC did not have any off-balance sheet arrangements at March 31, 2016 and December 31, 2015.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the FASB Accounting Standards Codification ("ASC") and creates a new Topic 606, Revenue from Contracts with Customers. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance, including revenue recognition guidance specific to the gaming industry, will be eliminated. In addition, interim and annual disclosures will be substantially revised. The amendments in this guidance are effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in ASU No. 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. CGP LLC is currently assessing the impact the adoption of this standard will have on its financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires recognizing lease assets and lease liabilities on the balance sheet and disclosing key quantitative and qualitative information about leasing arrangements. Generally, leases with terms of 12 months or less will not be required to be recognized on the balance sheet. The new standard requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. For public business entities, the ASU will be effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. CGP LLC is currently assessing the impact the adoption of this standard will have on its financial statements.
In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement for retroactive adjustment when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The amendments in this ASU also require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. The amendments in this guidance are effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. CGP LLC is currently assessing the impact the adoption of this standard will have on its financial statements.
In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which (1) clarifies the principle for determining whether a good or service is separately identifiable from other promises in the contract and, therefore, should be accounted for separately, (2) allows entities to disregard items that are immaterial in the context of a contract, and (3) clarifies how an entity should evaluate the nature of its promise in granting a license by categorizing intellectual property into two categories which will determine whether revenue is recognized at a point in time or over time. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. CGP LLC is currently assessing the impact the adoption of this standard will have on its financial statements.

The information regarding additional recently issued accounting pronouncements is included in Note 2 — Recently Issued Accounting Pronouncements as accounting pronouncements that are relevant to CAC are also relevant to CGP.
Recent Developments for CGP LLC
Contingently Issuable Non-voting Membership Units
Pursuant to the terms of the transaction agreement related to the formation of CGP LLC, CGP LLC was obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from a specified portion of CIE's social and mobile games business exceeded a predetermined threshold amount in 2015. In April 2016, CGP LLC issued approximately 31.9 million Class B non-voting units pursuant to the terms of the October 21, 2013 transactions. As a result, CAC's economic ownership of CGP LLC decreased to approximately 38.8% in April 2016 from approximately 42.6% at March 31, 2016.
Purchase of Caesars Interactive Entertainment, Inc. Common Stock
In April 2016, CIE repurchased shares of its outstanding common stock for a total net consideration of $13.5 million.

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

•	the effects of a default by Caesars Entertainment or CEOC on certain debt obligations;

•	the ability of CEC to meet its financial obligations in light of its limited cash balances;

•	Caesars Entertainment's interests may conflict with CAC and CGP LLC's interests and Caesars Entertainment may possibly keep all potential development opportunities for itself;

•	the adverse effects due to the bankruptcy filing of CEOC and certain of its subsidiaries;

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

•
the effects of any lawsuits against CAC, CGP LLC or CGPH related to the October 21, 2013 transactions, the May 2014 asset purchase transactions and the proposed CAC and Caesars Entertainment merger transaction;

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

CAESARS GROWTH PARTNERS, LLC
Market Risks Related to Debt
Assuming a constant outstanding balance for our variable rate debt with both third parties and with related parties, a hypothetical 1.0% increase in interest rates would increase interest expense for the next twelve months by $9.2 million. At March 31, 2016, the weighted average U.S. Dollar LIBOR rate on our variable rate debt was 0.62%. A hypothetical reduction of this rate to zero would decrease interest expense for the next twelve months by $0.1 million.
CGP LLC does not purchase or hold any derivative financial instruments for trading purposes.
As of March 31, 2016, CGP LLC's third party long-term variable rate debt reflects borrowings under their credit facilities provided to CGP LLC by a consortium of banks with a total capacity of $1,814.0 million. The interest rates charged on borrowings under these facilities are a function of LIBOR. As such, the interest rates charged to CGP LLC for borrowings under the facilities are subject to change as LIBOR changes.
Debt covenant compliance is disclosed in the Liquidity and Capital Resources section above.
Market Risks Related to Foreign Currency
CGP LLC's foreign currency risk primarily relates to social and mobile games revenue generated outside of the United States with cash denominated in foreign currencies. As of March 31, 2016, CGP LLC has operations in Argentina, Belarus, Canada, Israel, Japan, Romania, Ukraine, and the United Kingdom. CIE's social and mobile games revenues generated outside of the United States were approximately 31.0% and 37.0% for the three months ended March 31, 2016 and 2015, respectively. Approximately 1.2% and 1.3% of CGP LLC's Cash and cash equivalents balance is denominated in currencies other than the U.S. Dollar as of March 31, 2016 and December 31, 2015, respectively.
For the three months ended March 31, 2016 and 2015, CGP LLC recognized a gain of $0.2 million and a loss of $0.9 million, respectively, related to transactions denominated in foreign currencies. The gain and loss for the respective periods were primarily associated with the weakening and strengthening of the U.S. Dollar against multiple currencies held at CIE's operations outside the United States.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2016. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Controls
There have not been changes in internal controls over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
In November 2012, the MDE granted approval of the Maryland Joint Venture's amended response action plan ("RAP") under MDE's Voluntary Cleanup Program that named the Maryland Joint Venture, rather than the City of Baltimore, as the party that will implement the RAP and redevelop the location of Horseshoe Baltimore. On February 20, 2013, a group of local residents working with the non-profit Inner Harbor Stewardship Foundation (the "Foundation") filed a complaint in the Maryland Circuit Court challenging the legality of the MDE's approval of the amended RAP. In the case, known as Ruth Sherrill, et al. v. State of Maryland Department of the Environment, et al., the plaintiffs claimed that the amended RAP was approved without complying with the public notice and participation requirements of Maryland law. The plaintiffs sought additional public notice and participation, and to obtain an injunction on, among other things, any construction activities at the site pending the resolution of the case. On March 14, 2013, the court denied the plaintiffs' motion for a Temporary Restraining Order and Preliminary Injunction ("TRO"). The plaintiffs' appeal of the TRO ruling was dismissed. On April 22, 2013, the plaintiffs filed an amended complaint adding a public nuisance claim to their original complaint. The defendants filed motions to dismiss the plaintiffs' amended complaint and a hearing was held on June 14, 2013. The amended complaint was dismissed on November 6, 2013. The plaintiffs filed a notice of appeal on December 6, 2013 and oral argument occurred on October 3, 2014. The Court of Special Appeals affirmed the dismissal on February 16, 2016. The time for Appellants to petition the Maryland Court of Appeals for a writ of certiorari has now lapsed.
The plaintiffs issued a notice of intent to file a citizen suit under 42 U.S.C. §§ 6972(a)(1)(A) and (a)(1)(B) of the Resource Conservation and Recovery Act. This notice of intent indicated an intention to sue CBAC (a joint venture among Caesars Baltimore Investment Company, LLC, Rock Gaming Mothership LLC, CVPR Gaming Holdings, LLC, STRON-MD Limited Partnership and PRT Two, LLC), the City of Baltimore, Whiting-Turner, the general contractor for the construction of the Horseshoe Baltimore casino, and the Maryland Chemical Company, the former owner and operator of the site. The citizen suit was filed on September 19, 2013 but did not name Whiting-Turner. The defendants filed motions to dismiss on October 15, 2013 for lack of subject matter jurisdiction and failure to state a claim to which plaintiffs responded on November 1, 2013. The motions to dismiss were granted on July 16, 2014. An appeal was noted on August 13, 2014. Oral argument before the Fourth Circuit occurred on March 25, 2015. On July 1, 2015, the U.S. Court of Appeals for the Fourth Circuit reversed the motion to dismiss and remanded the matter back to the District Court. Discovery has now commenced.
The decision of the Board of Municipal Zoning Appeals to grant variances for the site for Horseshoe Baltimore was appealed by separate parties on the basis of alleged procedural irregularities. The appeals were dismissed for lack of standing on October 11, 2013 and no appeal of that decision was timely filed.
On August 1, 2013, ten individuals claiming to represent a class of similarly situated individuals filed a complaint in the U.S. District Court for the Northern District of Maryland against the Maryland Department of the Environment, the City of Baltimore, the U.S. Environmental Protection Agency, CBAC Gaming, Whiting-Turner Contracting Company and Urban Green Environmental, LLC. The 11 count complaint alleged that the RAP for the location of Horseshoe Baltimore is inadequate and approved without appropriate public participation. The plaintiffs sought declaratory and injunctive relief, compensatory and punitive damages, and claim violations of civil rights laws and the Clean Water Act, civil conspiracy, and a variety of torts. The plaintiffs also sought a temporary restraining order, which the District Court denied on August 9, 2013. The plaintiffs amended their complaint on November 15, 2013 and again on December 26, 2013, adding 44 new plaintiffs and naming MDE, the Secretary of MDE, the City of Baltimore, the Mayor of the City of Baltimore, the Baltimore Development Corporation, and CBAC Gaming and CBAC Borrower as defendants. The defendants filed motions to dismiss on January 27, 2014 and the plaintiffs filed their oppositions on February 28, 2014. The case was dismissed on May 16, 2014 and no appeal was filed.
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
CAC and CGP LLC believe that the claims and demands described above against CBAC Borrower and CBAC Gaming are without merit and intend to defend themselves vigorously. At the present time, CAC and CGP LLC believe it is not probable that a material loss will result from the outcome of these matters. CAC and CGP LLC cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should these matters ultimately be resolved against CAC and CGP LLC, due to the inherent uncertainty of litigation and, in some cases, the stage of the related litigation. Although CAC and CGP LLC believe that they have adequate defenses to these claims, an adverse judgment could result in additional costs or injunctions.
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
On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Senior Unsecured Lawsuits") were assigned to the same judge. The claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings. The court denied a motion to dismiss both lawsuits with respect to CEC. The parties have completed fact discovery with respect to both plaintiffs' claims against CEC. On October 23, 2015, plaintiffs in the Senior Unsecured Lawsuits moved for partial summary judgment, and on December 29, 2015, those motions were denied. On December 4, 2015, plaintiff in the action brought on behalf of holders of CEOC's 6.50% Senior Unsecured Notes moved for class certification and briefing has been completed. The judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge has set a new summary judgment briefing schedule for May and June of 2016 and has indicated his intention to rule on these summary judgment motions on or before July 22, 2016. Trial of remaining issues would take place beginning August 22, 2016. CAC and CGP LLC are not parties to these lawsuits.
On November 25, 2014, UMB Bank ("UMB"), as successor indenture trustee for CEOC's 8.5% senior secured notes due 2020, filed a verified complaint (the "Delaware First Lien Lawsuit") in Delaware Chancery Court against CEC, CEOC, CERP, CAC, CGP LLC, CES, and against an individual, and past and present members of the CEC and CEOC Boards of Directors, Gary Loveman, Jeffrey Benjamin, David Bonderman, Kelvin Davis, Eric Press, Marc Rowan, David Sambur, Eric Hession, Donald Colvin, Fred Kleisner, Lynn Swann, Chris Williams, Jeffrey Housenbold, Michael Cohen, Ronen Stauber, and Steven Winograd, alleging generally that defendants have improperly stripped CEOC of prized assets, have wrongfully affected a release of a CEC parental guarantee of CEOC debt and have committed other wrongs. Among other things, UMB has asked the court to appoint a receiver over CEOC. In addition, the Delaware First Lien Lawsuit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary and equitable as well as declaratory relief. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. All of the defendants have moved to dismiss the lawsuit, and that motion has been fully briefed. In addition, this lawsuit has been automatically stayed with respect to CEOC during the Chapter 11 process and, pursuant to the (a) Fifth Amended and Restated Restructuring Support and Forbearance Agreement dated October 7, 2015, with certain holders of claims in respect of claims under CEOC's first lien notes (the "First Lien Bond RSA") and (b) Restructuring Support and Forbearance Agreement dated August 21, 2015, with certain holders of claims in respect of claims under CEOC's first lien credit agreement (the "First Lien Bank RSA" and, together with the First Lien Bond RSA, the "RSAs"), has been subject to a consensual stay for all. The consensual stay will expire upon the termination of the First Lien Bond RSAs.
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
On March 3, 2015, BOKF filed a lawsuit (the "New York Second Lien Lawsuit") against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the "New York First Lien Lawsuit") against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC's filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases were assigned to the same judge presiding over the other Parent Guarantee Lawsuits, as defined below. CEC filed its answer to the BOKF complaint on March 25, 2015, and to the UMB complaint on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, and on December 22, 2015, the appellate court denied CEC's motion for leave to appeal. On November 20, 2015, BOKF and UMB again moved for partial summary judgment. Those motions likewise were denied. The judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge has set a new summary judgment briefing schedule for May and June of 2016 and has indicated his intention to rule on these summary judgment motions on or before July 22, 2016. Trial of remaining issues would take place beginning August 22, 2016. CAC and CGP LLC are not parties to these lawsuits.
On March 11, 2015, CEOC filed an adversary proceeding in bankruptcy court requesting that the Parent Guarantee Lawsuits be enjoined against all defendants through plan confirmation; in subsequent submissions, CEOC stated that it sought a temporary stay of those lawsuits until 60 days after the issuance of a final report by the Bankruptcy Examiner. CEOC argued that contemporaneous prosecution of related claims against CEC would impair the bankruptcy court's jurisdiction over the Debtors' reorganization by threatening the Debtors' ability to recover estate property for the benefit of all creditors, diminishing the prospects of a successful reorganization, and depleting property of the estate. On July 22, 2015, the bankruptcy court denied CEOC's request, and on October 6, 2015, this denial was affirmed by the United States District Court for the Northern District of Illinois. On December 23, 2015, the United States Court of Appeals for the Seventh Circuit vacated the denial of CEOC's request to enjoin the Parent Guarantee Lawsuits and remanded the case for further proceedings. On February 26, 2016, the bankruptcy court granted CEOC's motion for a temporary stay with respect to the New York Second Lien Lawsuit and the New York First Lien Lawsuit that had been scheduled to begin on March 14, 2016. The stay will remain in effect until May 9, 2016, unless extended. Certain defendants in these adversary proceedings have sought rehearing en banc by the court of appeals. None of the rulings on CEOC's request to enjoin the Parent Guarantee Lawsuits addresses the merits of those actions.
On October 20, 2015, Wilmington Trust, National Association ("Wilmington Trust"), filed a lawsuit (the "New York Senior Notes Lawsuit" and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the "Parent Guarantee Lawsuits") against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC's 10.75% Senior Notes due 2016 (the "10.75% Senior Notes"). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC filed its answer to the complaint on November 23, 2015. As with the other parent guaranty lawsuits taking place in Manhattan, the judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge has set a new summary judgment briefing schedule for May and June of 2016 and has indicated his intention to rule on these summary judgment motions on or before July 22, 2016. Trial of remaining issues would take place beginning August 22, 2016. CAC and CGP LLC are not parties to these lawsuits.
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
National Retirement Fund
In January 2015, a majority of the Trustees of the National Retirement Fund ("NRF"), a multi-employer defined benefit pension plan, voted to expel CEC and its participating subsidiaries, the CEC Group, from the plan. Neither CAC, CGP LLC nor any of their subsidiaries are part of the CEC Group. NRF claims that CEOC's bankruptcy presents an "actuarial risk" to the plan because, depending on the outcome of the bankruptcy proceeding, CEC might no longer be liable to the plan for any partial or complete withdrawal liability. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
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
As previously announced, on December 21, 2014, we entered into the Merger Agreement with CEC, pursuant to which, subject to satisfaction or waiver of certain conditions, CAC will merge with and into CEC, with CEC as the surviving company. There are a number of risks and uncertainties associated with the consummation of the Proposed Merger with CEC, and completion of the Proposed Merger is contingent upon customary closing conditions, including approval of the Merger Agreement by our stockholders as well as CEC's stockholders and receipt of certain regulatory approvals. In addition to obtaining the stockholder approvals, consummation of the Proposed Merger is also subject to other conditions, including the

CEOC restructuring plan in the form attached to the Merger Agreement having been confirmed by the bankruptcy court and minimum cash conditions for CGP LLC, as well as CEC and CERP. Failure to obtain the required approvals within the expected time frame, or having to make significant changes to the structure, terms, or conditions of the Proposed Merger to obtain such approvals, may result in a material delay in, or the abandonment of, the Proposed Merger. There can be no assurance that these conditions of the Proposed Merger will be satisfied, and if satisfied, when they will be satisfied. In no event will the Proposed Merger be completed later than August 6, 2016, unless CAC and CEC otherwise agree.
Even if the CEOC restructuring plan is confirmed, under certain circumstances the Exchange Ratio may be adjusted or the Merger Agreement may be terminated.
Additionally, CEC is subject to litigation which if decided adversely may increase the risk the conditions to consummation of the Proposed Merger are not satisfied. As further discussed in the section entitled "Legal Proceedings - CEOC Bondholder Litigation, or Noteholder Disputes," on July 22, 2015, the bankruptcy judge presiding over the CEOC bankruptcy denied CEOC's request to stay certain litigation against CEC including the Delaware Second Lien Lawsuit, the New York First Lien Lawsuit, the New York Second Lien Lawsuit and the Senior Unsecured Lawsuits and, following multiple appeals, on December 23, 2015, a panel of the Seventh Circuit Court of Appeals vacated the bankruptcy court's denial of CEOC's requested stay and remanded the issue to the bankruptcy court for further consideration. On January 11, 2015, CEOC petitioned the Seventh Circuit to rehear the appeal. CEOC's petition for rehearing was denied on January 25, 2016, and the case was remanded to the bankruptcy court on February 2, 2016. On February 26, 2016, the bankruptcy court issued a ruling granting CEOC's request to stay the litigation identified above until the earlier of (i) 60 days after the examiner files his initial final report and (ii) May 9, 2016. The second lien notes trustee BOKF sought limited relief from the bankruptcy court's order on March 3, 2016, requesting that all pre-trial matters and rulings be allowed to move forward. On March 10, 2016, the bankruptcy court modified the preliminary injunction to clarify that BOKF may engage in all pre-trial matters. Accordingly, it is presently unclear whether or when those lawsuits will proceed after May 9, 2016. Adverse rulings may result in reinstatement of the CEC guarantee of certain CEOC debt which could increase the risk the conditions to consummation of the Proposed Merger are not satisfied. Adverse rulings may also result in the possibility that Caesars Entertainment enters bankruptcy or is unable to continue as a going concern.
Additionally, the significant amounts CEC has agreed to pay in connection with CEOC's reorganization raises substantial doubt about CEC's ability to continue as a going concern. It is possible that the amount of money CEC will be required to pay will be so substantial that it will diminish the value of CEC to such an extent that the proposed merger between CAC and CEC cannot be consummated. The proposed merger between CAC and CEC is subject to an exchange ratio governing the relative percentage ownership in the combined entity that CAC and CEC would each hold. Any revision to the exchange ratio must be approved by a special committee of the CAC board and ultimately by shareholder vote of CAC stockholders. Should CEC be required to pay such a substantial amount of money or other consideration to a reorganized CEOC that the value of CEC requires a revision to the exchange ratio for the merged entity, it is possible that the CAC special committee or CAC's stockholders would not approve the merger and the merger would not be consummated. See also risk factor below entitled "If a court were to find in favor of the claimants in the Noteholder Disputes, it would likely have a material adverse effect on CEC's business, financial condition, results of operations and cash flows and, absent an intervening event, a reorganization under Chapter 11 of the Bankruptcy Code would likely be necessary due to the limited resources available at CEC to resolve such matters. The significant amounts CEC has agreed to pay in connection with CEOC's reorganization raise substantial doubt about CEC's ability to continue as a going concern. In addition, CEC estimates that it will require additional sources of funding to meet the ongoing financial commitments of the CEC holding company for amounts other than committed to under the RSAs."
We can therefore give you no assurance that the Proposed Merger will be consummated, in which case we would not realize the anticipated benefits of having completed the Proposed Merger, which may adversely affect us.
The combined company will require significant liquidity to fund CEOC's emergence from Chapter 11 and to achieve successful integration and achieve targeted synergies post-closing.
At emergence from Chapter 11, CEOC will be required to or may deem it advisable to settle in cash certain obligations (such as professional fees, certain accrued and unpaid interest and debt obligations) that matured during the Chapter 11 bankruptcy cases. Additionally, based on the most recent reorganization plan that CEOC has proposed, if the Bankruptcy Court approves such plan, Caesars Entertainment will be required to (i) contribute over $400 million to pay a forbearance fee, for general corporate purposes and to fund sources and uses and (ii) purchase up to approximately $1.0 billion of new equity in the restructured CEOC and its subsidiaries. As a result of these payments and investments, Caesars Entertainment may have less cash available in future periods for investments and operating expenses and, as a result, the confirmation of the CEOC reorganization plan and emergence of CEOC from bankruptcy may have a negative impact on the combined company and on its ability to sustain its operations.

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
As noted above, the conditions to the completion of the Proposed Merger with CEC may not be satisfied, and even if the CEOC restructuring plan is confirmed, under certain circumstances the Exchange Ratio may be adjusted or the Merger Agreement may be terminated. If the Proposed Merger with CEC is not completed for any reason, we would still be liable for significant transaction costs and the focus of our management would have been diverted from seeking other potential opportunities without realizing any benefits of the completed Proposed Merger. If we do not complete the Proposed Merger, certain litigation against us such as the Delaware Second Lien Lawsuit and the Delaware First Lien Lawsuit will remain outstanding and not be released. Furthermore, if we do not complete the Proposed Merger, it is possible that CEOC or its creditors could institute additional litigation against us, asserting claims such as those identified in the examiner's report. If we do not complete the Proposed Merger, the price of our common stock may decline significantly from the current market price, which may reflect a market assumption that the Proposed Merger will be completed.
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
In addition, if the CGP LLC Management Services Agreement or the Omnibus Agreement were to be terminated and not replaced, or if Caesars Entertainment or its subsidiaries were to suffer significant liquidity or operational difficulties, becoming incapable of providing support and management services (or unable to provide such services at agreed upon levels) to CAC or CGP LLC or cease operations altogether, CAC and/or CGP LLC would no longer have access to the operational support and management expertise provided by Caesars Entertainment and its subsidiaries and it could have a material adverse effect on CAC and CGP LLC's business, financial condition and operating results. The management of Caesars Entertainment has concluded that, due to the material uncertainty related to certain of the litigation proceedings against Caesars Entertainment, as more fully described in Item 1. Legal Proceedings - CEOC Bondholder Litigation, or Noteholder Disputes, there is substantial doubt about Caesars Entertainment's ability to continue as a going concern. Additionally, in March 2015, CEOC filed an adversary proceeding requesting the bankruptcy court to issue an order staying these cases as to all claims against all defendants. On July 22, 2015, the bankruptcy judge presiding over the CEOC bankruptcy denied CEOC's request to stay certain litigation against CEC including the Delaware Second Lien Lawsuit, the New York First Lien Lawsuit, the New York Second Lien Lawsuit and the Senior Unsecured Lawsuits. On December 23, 2015, a panel of the Seventh Circuit Court of Appeals vacated the bankruptcy court's denial of the requested stay and remanded the case to the bankruptcy court for further consideration. After a petition for rehearing by the Seventh Circuit was denied, on February 26, 2016, the Bankruptcy Court continued the debtors'

motion to stay the Delaware Second Lien Lawsuit. The Bankruptcy Court has scheduled a May 4, 2016 status conference with respect to the continued motion for litigation stay. The Bankruptcy Court declined to stay the New York First Lien Lawsuit, the New York Second Lien Lawsuit and the Senior Unsecured Lawsuits. Accordingly, it is presently unclear whether or when those lawsuits will proceed after May 9, 2016. Adverse rulings may result in reinstatement of the CEC guarantee of certain CEOC debt which could increase the risk the conditions to consummation of the Proposed Merger are not satisfied. Adverse rulings may also result in the possibility that Caesars Entertainment enters bankruptcy or is unable to continue as a going concern.
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
The leadership of Caesars Entertainment's and CES' senior management has been a critical element of Caesars Entertainment's success. The advisory and management services provided to CGP LLC depend on this senior management. The death or disability of, or other extended or permanent loss of services, or any negative market or industry perception of Caesars Entertainment's or CES' senior management could have a material adverse effect on CGP LLC's business. CGP LLC is not protected by key man insurance or similar life insurance covering members of Caesars Entertainment's senior management, nor does CGP LLC have employment agreements with any of Caesars Entertainment's senior management.
A default by Caesars Entertainment on certain of its debt obligations could adversely affect CGP LLC's business, financial condition and operating results.
Caesars Entertainment (including its consolidated subsidiaries) is a highly leveraged company and has pledged a significant portion of its assets and the assets of its subsidiaries as collateral under certain of its debt obligations, including the trademarks for which CIE has licensed the right to use, including "Caesars," "Total Rewards" and "Harrah's." The stock of CEOC is also pledged to secure these debt obligations. CEOC and its subsidiaries that are the owners of these trademarks filed for bankruptcy in January 2015. If Caesars Entertainment or its subsidiaries were to default on these obligations, its lenders could exercise significant influence over CGP LLC's business. CGP LLC is dependent on a number of services from Caesars Entertainment, CEOC, CES and other subsidiaries of Caesars Entertainment, pursuant to the CGP LLC Management Services Agreement, the Omnibus Agreement and CIE's Shared Services Agreement. If Caesars Entertainment and/or its subsidiaries file for bankruptcy protection under the U.S. bankruptcy code, their filing may materially and adversely affect CGP LLC's assets and operations. For example, in the event of a default by Caesars Entertainment, its lenders or their successors may elect to reject the CGP LLC Management Services Agreement or the Omnibus Agreement as an executory contract in a bankruptcy proceeding. Furthermore, in the event of such a default, Caesars Entertainment's lenders also may seek to reject CIE's cross marketing and trademark license agreement with Caesars Entertainment in connection with a bankruptcy proceeding and, as a result, CIE would no longer have licenses to use certain trademarks owned by Caesars Entertainment or its subsidiaries. The result of this influence and any related disruption in CGP LLC's business could have a material adverse effect on CGP LLC's business, financial condition and operating results. Recent litigation against CEC may increase the risk these events occur. See Item 1. Legal Proceedings - CEOC Bondholder Litigation, or Noteholder Disputes.
The value of the CEOC Notes held by CAC would be impaired in the event of a default by Caesars Entertainment or CEOC on certain of its debt obligations and such impairment could adversely affect the market price of our Class A common stock.
Caesars Entertainment (including its consolidated subsidiaries) and CEOC are both highly leveraged companies and each has significant obligations for interest payments and restrictions due to its indebtedness. If CEOC is unable to pay the interest when due under their outstanding indebtedness, or otherwise defaults on their debt obligations, the value of the notes previously issued by CEOC ("CEOC Notes") held by CAC would be impaired. An impairment in the value of the CEOC Notes could adversely affect the market price of our Class A common stock.
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
CIE and CGP LLC have licensed the right to use certain trademarks and service marks owned or used by various affiliates of Caesars Entertainment, including Caesars World, Inc., Caesars License Company, LLC and CEOC. These licensed trademarks and service marks include, among others, "Caesars," "Harrah's," and "Total Rewards." CGP LLC's rights to use these trademarks and service marks are among its most valuable assets. Caesars World, Inc., Caesars License Company, LLC and CEOC filed for bankruptcy protection in January 2015, as more fully discussed in the risk factor above entitled "A default by Caesars Entertainment on certain of its debt obligations could adversely affect CGP LLC's business, financial condition and operating results."
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

CIE may be reliant on Caesars Entertainment or CEOC to obtain online gaming licenses in many commercial jurisdictions and if the affiliation is terminated, or costs to maintain such affiliation exceed revenue generated from such affiliation, it would adversely affect CIE's, and therefore CGP LLC's, business and results of operations.
Nevada, Delaware and New Jersey have enacted laws that require online casinos to also have a license to operate a brick-and-mortar casino, either directly or indirectly through an affiliate. If, like Nevada, Delaware and New Jersey, other U.S. jurisdictions enact legislation legalizing real money casino gaming subject to this brick-and-mortar requirement, CIE may be unable to offer online real money gaming in such jurisdictions if CIE does not have or is unable to establish an affiliation with a brick-and-mortar casino in such jurisdiction. If CIE is able to offer online real money gaming in such jurisdictions because of CIE's affiliation with Caesars Entertainment or CEOC, CIE will be reliant on continuing its relationship with Caesars Entertainment or CEOC, and there can be no assurances that Caesars Entertainment or CEOC will continue to maintain such affiliation. If CIE's affiliation with Caesars Entertainment or CEOC is terminated or the costs to maintain such affiliation exceed revenue generated from online real money gaming, it would adversely affect CIE's, and therefore CGP LLC's, business and results of operations.
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
The Bankruptcy Court previously engaged an independent examiner to investigate possible claims CEOC might have against CEC, CAC, CGP, other entities and certain individuals. On March 15, 2016, the examiner released his report in redacted form (to the public) and in unredacted form (to certain entities and individuals). CAC, CGP and CIE do not have access to the unredacted report, and accordingly the description below is based on the redacted publicly-available report. The examiner is working with numerous parties to release an unredacted report, which will be made available after confidentiality issues are resolved.

The examiner's report identifies a variety of potential claims against CAC, CGP, CIE, other entities and certain individuals related to a number of transactions dating back to 2009. Most of the examiner's findings are based on his view that CEOC was "insolvent" at the time of the applicable transactions. The examiner's report includes his conclusions on the relative strength of these possible claims, many of which are described in Note 7 of the Notes to Condensed Financial Statements. The examiner calculates an estimated range of potential damages for these potential claims as against all parties from $3.6 billion to $5.1 billion. The examiner calculates an estimated range of potential damages for potential claims against CAC, CGP and CIE from $1.7 billion to $2.29 billion, ignoring potential duplication of recovery from other defendants. Neither calculation takes into account probability of success, likelihood of collection, or the time or cost of litigation.
Although this report was prepared at the request of the Bankruptcy Court, none of the findings are legally binding on the Bankruptcy Court or any party. CAC, CGP and CIE contest many of the examiner's findings, including his finding that CEOC did not receive fair value for assets transferred, any suggestion that certain of the potential claims against CAC, CGP and CIE have merit, and his calculation of potential damages. CAC, CGP and its subsidiaries believe that each of the disputed transactions involving them provided substantial value to CEOC that was reasonably equivalent to the value of the asset(s) transferred, and that they at all times acted in good faith.
In April 2016, CAC and various other constituents began mediation with Joseph Farnan, the former chief judge of the United States District Court for the District of Delaware, seeking to reach a resolution of various issues including the potential claims of the CEOC bankruptcy estate and other issues regarding a plan of reorganization of CEOC. The mediation is ongoing, with further sessions scheduled over the next few weeks.
We are subject to fraudulent transfer litigation that, if adversely decided, may require us to return the assets acquired in the Transactions and the Asset Purchase Transactions, or their value, to Caesars Entertainment and its subsidiaries.
Creditors of Caesars Entertainment and its subsidiaries have sued CAC and CGP LLC under state law in an effort to recover, for their benefit, the assets CGP LLC acquired in the Transactions and the Asset Purchase Transactions as fraudulent transfers. See Item 1. Legal Proceedings — CEOC Bondholder Litigation, or Noteholder Disputes for a discussion of these proceedings. As a general matter, fraudulent transfer law allows a creditor to recover assets, or their value, from an initial or subsequent transferee if the debtor conveyed the assets with an actual intent to hinder, delay or defraud its creditors, or if the transfer was a constructive fraudulent transfer. The principal elements of a constructive fraudulent transfer are a transfer, made while a debtor was insolvent or that rendered a debtor insolvent, for less than reasonably equivalent value.
CAC and CGP LLC strongly believe there is no merit to the actions described in Item 1. Legal Proceedings — CEOC Bondholder Litigation, or Noteholder Disputes and CAC and CGP LLC will defend themselves vigorously and seek appropriate relief should any action be brought. However, in the CEOC Bondholder Litigation, or Noteholder Disputes, plaintiffs seek, among other remedies, return to CEOC of six casino properties CGP LLC acquired in the Transactions and the Asset Purchase Transactions for approximately $3.1 billion in cash and assumed debt. The six casino properties acquired in the Transactions and the Asset Purchase Transactions are the only casino properties owned by CGP LLC and account for 100% of CGP LLC's revenue from casino operations. If CAC and CGP LLC lose the lawsuits described above, they may have to return the assets or their value to Caesars Entertainment and its subsidiaries, or be forced to pay additional amounts therefor. During the three months ended March 31, 2016, revenue from casino operations accounted for 64.6% of CGP LLC's total net revenue. If CGP LLC were forced to return the casino properties to Caesars Entertainment and its subsidiaries, that could cause it to lose the benefit of substantial revenue generated by those properties. Additionally, if a court were to find that the transfers and sales in the Transactions and the Asset Purchase Transactions were improper, that could trigger a default under the debt that we raised to finance these transfers. These consequences could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
In addition, Caesars Entertainment, if it were to become a debtor for a bankruptcy, may attempt to reject the CGP LLC Operating Agreement as an executory contract. This might affect our continued existence and other corporate governance rights. It may also relieve Caesars Entertainment from performing its obligations under CGP LLC's limited liability company agreement, including honoring its obligations under the liquidation right and call right.
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
If a court were to find in favor of the claimants in the Noteholder Disputes, it would likely have a material adverse effect on CEC's business, financial condition, results of operations and cash flows and, absent an intervening event, a reorganization under Chapter 11 of the Bankruptcy Code would likely be necessary due to the limited resources available at CEC to resolve such matters. The significant amounts CEC has agreed to pay in connection with CEOC's reorganization raise substantial doubt about CEC's ability to continue as a going concern. In addition, CEC estimates that it will require additional sources of funding to meet the ongoing financial commitments of the CEC holding company for amounts other than committed to under the RSAs.
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
A number of the Noteholder Disputes also involve claims that CEC is liable for all amounts due and owing on certain notes issued by CEOC, based on allegations that provisions in the governing indentures pursuant to which CEC guaranteed CEOC's obligations under those notes remain in effect (the "Guarantee Claims"). Such Guarantee Claims were most recently raised against Caesars Entertainment in the New York Senior Notes Lawsuit. Adverse rulings on the Guarantee Claims in this action or any of the other Noteholder Disputes could negatively affect CEC's position on such Guarantee Claims in other Noteholder Disputes, or with respect to potential claims by other holders of certain other notes issued by CEOC. If the court in any of these Noteholder Disputes were to find in favor of the plaintiffs on the Guarantee Claims, CEC may become obligated to pay all principal, interest, and other amounts due and owing on the notes at issue. If CEC became obligated to pay amounts owed on CEOC's indebtedness as a result of the Guarantee Claims, it is likely that a reorganization of CEC under Chapter 11 of the Bankruptcy Code would be necessary due to the limited resources available at CEC to resolve such matters. Accordingly, as certain of the Guarantee Claims have not been stayed, and given the timing on which these Guarantee Claims are proceeding and the inherent uncertainties of litigation, we have concluded that these matters raise substantial doubt about the Company's ability to continue as a going concern. The remaining issues in these lawsuits are expected to be tried as early as August 2016. In the event of an adverse outcome on such matters, CEC would likely seek reorganization under Chapter 11 of the Bankruptcy Code soon thereafter.
In addition to the liquidity issues raised as a result of complying with the material commitments CEC made under the RSAs, CEC estimates that it will require additional sources of funding to meet the ongoing financial commitments of the CEC holding company for amounts other than committed to under the RSAs, primarily resulting from significant expenditures made to (1) defend CEC against the matters disclosed in in Item 1. Legal Proceedings and (2) support CEOC's plan of reorganization. As a result of the foregoing, there is substantial doubt about CEC's ability to continue as a going concern, which could have a materially adverse effect on CAC and CGP LLC, and could also have a material adverse effect on the Proposed Merger.

Risks Related to Caesars Growth Partners, LLC's Business
CGP LLC may not realize all of the anticipated benefits of current or potential future acquisitions.
On May 20, 2014, we closed a transaction whereby CGPH, an indirect, wholly-owned subsidiary of CGP LLC acquired from Caesars Entertainment certain of its properties and related assets as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. There are incremental risks and uncertainties related to the Agreement and the Asset Purchase Transactions contemplated thereunder, many of which are outside of our control, including the following:

•	the diversion of our management's attention from our ongoing business concerns;

•	the outcome of any legal proceedings that may be instituted against us and/or others relating to the Transactions; and

•	the amounts of the costs, fees, expenses and charges related to the Asset Purchase Transactions.
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
In addition, CGP LLC's ability to realize the anticipated benefits of acquisitions, including, but not limited to the Asset Purchase Transactions, will depend, in part, on its ability to integrate the businesses acquired with its business. The combination of two independent companies is a complex, costly and time consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected. The difficulties of combining the operations of two companies include, among others:

•	coordinating marketing functions;

•	undisclosed liabilities;

•	unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of purchasing, marketing and administration methods;

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	the diversion of management's attention from ongoing business concerns;

•	coordinating geographically separate organizations; and

•	obtaining all necessary gaming regulatory approvals.
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
CGP LLC and CAC are subject to extensive gaming regulations and political and regulatory uncertainty. Regulatory authorities in the jurisdictions where CGP LLC operates have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit the gaming or other licenses of CGP LLC's casino properties or developments, impose substantial fines and take other actions, any one of which could adversely impact CGP LLC's business, financial condition and results of operations. In addition, regulatory authorities in one or more jurisdictions may require CGP LLC or CAC to obtain new licenses in connection with the Transactions and the Asset Purchase Transactions or due to future changes in regulation. For instance, the Missouri Gaming Commission has required that CAC obtain certain licenses after the closing of the Transactions even though CGP LLC does not operate in Missouri. The failure of CAC to maintain a license from the Missouri Gaming Commission could, among other things, result in the loss of Caesars Entertainment's gaming license in Missouri. If other jurisdictions require CGP LLC or CAC to obtain new licenses in connection with its operations, the formation of CES or due to future changes in regulation, and CGP LLC or CAC is unable to obtain those licenses, it could adversely impact CGP LLC's business, financial condition and results of operations. As another example, CGP LLC's ability to expand its operations at Harrah's New Orleans, which could include increasing the number of rooms at the hotel or opening new restaurants at the complex, is subject to regulatory approval, and any such proposal may or may not be approved.
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
CAC and CGP LLC are defendants in certain legal proceedings, including the lawsuits relating to the Merger Agreement and the Proposed Merger, as discussed in Item 1. Legal Proceedings. If a court were to find in favor of the claimants in these proceedings, such determination could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
In January 2015, the Trustees of the National Retirement Fund ("NRF"), a multi-employer defined benefit pension plan, voted to expel the CEC and its participating subsidiaries, the CEC Group, from the plan. NRF claims that CEOC's bankruptcy presents an "actuarial risk" to the plan purportedly permitting such expulsion. The CGP LLC affiliate that is included in NRF is the Las Vegas laundry. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
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
In recent years, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, CGP LLC's largest market, and competition has increased significantly. For example, SLS Las Vegas opened in August 2014 on the northern end of the Strip, and the Genting Group has announced plans to develop a casino and hotel called Resorts World Las Vegas, which is expected to open in 2018 on the northern end of the Strip. Also, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. MGM's The Park and joint venture with AEG, T-Mobile Arena, located between New York-New York and Monte Carlo, opened in April 2016 and includes retail and dining options and a 20,000 seat indoor arena for sporting events and concerts. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of CGP LLC's competitors have increased competition in many markets in which they operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect CGP LLC's financial performance. Growth in consumer demand for non-gaming offerings could also negatively impact our gaming revenue.
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
The success of third parties adjacent to CGP LLC's properties is important to its ability to generate revenue and operate CGP LLC's business and any deterioration to their success could materially adversely affect our revenue and results of operations.
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
Historically, CIE has depended on one game for the majority of its revenue and we expect that this dependency will likely continue for the foreseeable future. Specifically, Slotomania accounted for 45.2% of CIE's social and mobile online game revenue for the three months ended March 31, 2016 and 43.3% of CIE's total revenue for the three months ended March 31, 2016. CIE's growth depends on its ability to increase interest in its key established game, Slotomania, by continually enhancing the game. Each of CIE's games requires significant engineering, marketing and other resources to develop, launch and sustain via regular upgrades and expansions, and such costs on average have increased and are likely to continue to increase in the future. CIE's ability to successfully launch, sustain and expand games and attract and retain players largely depends on its ability to:

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
Consistent with the social and mobile games business model, only a small portion of CIE's social and mobile games players pay for virtual goods. During the three months ended March 31, 2016, CIE's social and mobile games business had approximately 922 thousand average Monthly Unique Payers, or 4.5% of the total number of CIE's average Monthly Unique Users, on its social and mobile platforms. In order to sustain and increase CIE's revenue levels, CIE must attract, retain and increase the number of players that are payers. To retain players, CIE must devote significant resources so that the games they play retain their interest and attract them to CIE's other games. If CIE fails to grow or sustain its player base, or if the rates at which CIE attracts and retains players declines or if the average amount of revenue CIE receives from its players declines, it could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
The social and mobile games industry is rapidly growing and changing, which makes it difficult to evaluate CIE's business and prospects.
Social and mobile games, from which CGP LLC derived 95.8% of the revenue for the Interactive Entertainment business during the three months ended March 31, 2016, is a rapidly growing and evolving industry. The growth of the industries and the level of demand and market acceptance of CIE's games are subject to a high degree of uncertainty. CIE's future operating results will depend on numerous factors affecting the social and mobile games industry and the online gaming industry in the U.S., many of which are beyond CIE's control, including, among others:

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
CIE continues to experience rapid growth in its headcount and operations, which will continue to place significant demands on its management and operational, financial and technological infrastructure. As of March 31, 2016, approximately 32.9% of CIE's employees had been with CIE for less than one year and approximately 59.7% for less than two years. Moreover, a number of the individuals CIE relies on for its operations are consultants, not full-time employees on CIE's payroll. As CIE continues to grow, it must expend significant resources to identify, hire, integrate, develop and motivate a large number of qualified employees. If CIE fails to effectively manage its hiring needs and successfully integrate its new hires, CIE's ability to continue launching new games and enhance existing games could suffer.
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
Facebook, Apple iOS and Google Android are significant distribution, marketing, promotion and payment platforms for CIE's games. In the first quarter of 2016, CIE generated approximately 96.4% of social and mobile games revenue and 93.4% of its social and mobile games users through the Facebook, Apple iOS and Google Android platforms and we expect CIE to continue to do so for the foreseeable future. CIE is subject to Facebook's, Apple's and Google's respective standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on the Facebook, Apple iOS and Android platforms. Additionally, Apple and Google rate each game for age appropriateness.
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
As of March 31, 2016, CAC held approximately $290 million in aggregate principal amount of the CEOC Notes with fixed rates of interest. Fixed rate securities are sensitive to fluctuations in market interest rates and if interest rates increase, the fixed rate securities held by CAC will decrease in value. Currently, market interest rates have been at record low rates. Accordingly, an increase in market interest rates from current levels could cause the value of the fixed rate securities to decrease significantly.
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
In many jurisdictions, gaming laws can require any of our stockholders to file an application, be investigated and qualify or have his, her or its suitability determined by gaming authorities. Gaming authorities have very broad discretion in determining whether an applicant should be deemed suitable. Subject to certain administrative proceeding requirements, the gaming regulators have the authority to deny any application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities. For additional information on the criteria used in making determinations regarding suitability, see "Gaming Regulation Overview" in Exhibit 99.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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
As a result of these exemptions, our nominating and corporate governance and compensation committees do not consist entirely of independent directors, and we are not required to have an annual performance evaluation of the nominating and corporate governance and compensation committees. Accordingly, a holder of our Class A common stock will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

* 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

* 32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

99.1	Consolidated Condensed financial information of Caesars Growth Partners, LLC as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015.	X

101
The following financial statements from the Company's Form 10-Q as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations and Comprehensive Income, (iii) Condensed Statements of Stockholders' Equity, (iv) Condensed Statements of Cash Flows, (v) Notes to Condensed Financial Statements.
X

*	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ACQUISITION COMPANY

May 5, 2016	By:	/S/ TROY J. VANKE
Troy J. Vanke
Chief Accounting Officer