Form 10-Q
period 2016-06-30
Caesars Acquisition Co
filed 2016-08-02
CIK 1575879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2016
Class A Common Stock, $0.001 par value	137,422,736

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CAESARS ACQUISITION COMPANY
CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except par value and share data)

	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$20.8	$19.1
Receivable from related party	1.4	0.9
Prepayments and other current assets	17.1	21.5
Total current assets	39.3	41.5

Equity method investment in Caesars Growth Partners, LLC	1,131.9	1,095.9
Total assets	$1,171.2	$1,137.4

Liabilities and Stockholders' Equity
Accrued expenses	$—	$0.1
Total current liabilities	—	0.1
Deferred tax liabilities	83.8	69.9
Total liabilities	83.8	70.0

Commitments and contingencies (Note 7)

Stockholders' Equity
Common stock: $0.001 par value; 300,000,000 Class A shares and 900,000,000 Class B shares authorized at June 30, 2016 and December 31, 2015; 137,422,736 and 137,341,569 Class A shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	1,018.5	1,016.2
Retained earnings	68.8	51.1
Total stockholders' equity	1,087.4	1,067.4
Total liabilities and stockholders' equity	$1,171.2	$1,137.4
See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$—	$—	$—	$—
Operating expenses	7.3	8.1	13.9	15.2
Loss from operations	(7.3)	(8.1)	(13.9)	(15.2)

Income from equity method investment in Caesars Growth Partners, LLC	24.4	24.4	48.8	48.6
Income before provision for income taxes	17.1	16.3	34.9	33.4
Provision for income taxes	(8.6)	(8.5)	(17.2)	(16.9)
Net income	8.5	7.8	17.7	16.5
Other comprehensive income, net of income taxes	—	—	—	—
Comprehensive income	$8.5	$7.8	$17.7	$16.5

Earnings per share
Basic	$0.06	$0.06	$0.13	$0.12
Diluted	$0.06	$0.06	$0.13	$0.12
Weighted average common shares outstanding
Basic	137.4	136.4	137.4	136.4
Diluted	137.6	137.7	137.6	137.4
See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In millions)

	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance at January 1, 2015	$0.1	$1,003.9	$19.1	$1,023.1
Net income	—	—	16.5	16.5
Stock-based compensation	—	6.0	—	6.0
Balance at June 30, 2015	$0.1	$1,009.9	$35.6	$1,045.6

Balance at January 1, 2016	$0.1	$1,016.2	$51.1	$1,067.4
Net income	—	—	17.7	17.7
Stock-based compensation	—	2.3	—	2.3
Balance at June 30, 2016	$0.1	$1,018.5	$68.8	$1,087.4
See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$17.7	$16.5
Adjustments to reconcile net income to cash flows provided by operating activities
Income from equity method investment in Caesars Growth Partners, LLC	(48.8)	(48.6)
Distributions from equity method investee Caesars Growth Partners, LLC	12.3	15.2
Stock-based compensation	2.3	6.0
Deferred income taxes	13.9	14.3
Change in assets and liabilities:
Prepayments and other current assets	4.4	3.2
Accrued expenses	(0.1)	(0.6)
Cash flows provided by operating activities	1.7	6.0
Cash flows provided by investing activities	—	—
Cash flows provided by financing activities	—	—
Net increase in cash and cash equivalents	1.7	6.0
Cash and cash equivalents, beginning of period	19.1	8.8
Cash and cash equivalents, end of period	$20.8	$14.8
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
On July 9, 2016, CAC and CEC agreed to amend and restate the Merger Agreement (the "Amended Merger Agreement"). In connection with the entry into the Amended Merger Agreement, on July 9, 2016, (i) CAC and Caesars Entertainment Operating Company, Inc. ("CEOC"), a majority owned subsidiary of CEC, agreed to amend and restate the Restructuring Support Agreement (as amended, the "CAC RSA"), dated as of June 12, 2016, among CAC, CEOC and CEC; (ii) CEC and CEOC agreed to amend the Restructuring Support, Settlement and Contribution Agreement, dated as of June 7, 2016 (as amended, the "CEC RSA" and, together with the CAC RSA, the "Caesars RSAs"), between CEC and CEOC; and (iii) CAC entered into a Voting Agreement (the "Voting Agreement") with Hamlet Holdings LLC ("Hamlet Holdings"), and solely with respect to certain provisions of the Voting Agreement, affiliates of Apollo Global Management, LLC and TPG Capital, LP and certain of their co-investors (collectively, the "Holders"). The Caesars RSAs were entered into with respect to the restructuring of CEOC's indebtedness (the "Restructuring") and, together with the Amended Merger Agreement, are consistent with the terms proposed under the second amended joint chapter 11 plan of reorganization (as amended, the "Plan") of CEOC and each of the debtors (together with CEOC, the "Debtors") in the Chapter 11 Cases.
The Merger Agreement has been amended and restated to provide, among other things, the following:
The exchange ratio, pursuant to which shares of CAC's class A common stock, par value $0.001 per share (the "Class A Common Stock") and CAC's class B common stock, par value $0.001 per share (the "Class B Common Stock," and together with the Class A Common Stock, the "CAC Common Stock"), will be become exchangeable for shares of CEC's common stock, par value $0.01 per share ("CEC Common Stock"), has been amended to ensure that holders of CAC Common Stock immediately prior to the closing of the Merger (the "Merger Closing") will receive 27% of the outstanding CEC Common Stock on a fully diluted basis (prior to conversion of the new CEC convertible notes) (and which, upon conversion at any time following the Merger Closing, will result in pro rata dilution to all holders of CEC Common Stock, including holders of CAC Common Stock immediately prior to the Merger Closing) (the "Exchange Ratio"). The Exchange Ratio may be adjusted pursuant to the Amended Merger Agreement and such adjustment will be determined on the earlier of (i) the date on which the special committee of CAC's Board of Directors (the "CAC Special Committee") and the special committee of CEC's Board of Directors (the "CEC Special Committee"), each composed solely of independent directors, agree in writing as to the Exchange Ratio, and (ii) the sixth business day following the date on which the Adjustment Period (as described below) ends.
The Adjustment Period is the 14 day period beginning on the date, as soon as reasonably practicable following the date of the Amended Merger Agreement, on which each of CAC and CEC has received written confirmation from the other party that it and its respective representatives have received certain information (which information must be provided on request as soon as reasonably practicable, but no later than 30 days following the confirmation date) necessary for such party's financial advisor to render a fairness opinion. During the Adjustment Period, the CAC Special Committee, on behalf of CAC, and the CEC Special Committee, on behalf of CEC, will determine whether and to what extent it is necessary, appropriate and advisable to adjust the Exchange Ratio. The Exchange Ratio may be adjusted solely to take into account certain tax costs and tax attributes (except as described below).
If at any time during the Adjustment Period the CAC Special Committee or the CEC Special Committee determines that (i) it cannot obtain a fairness opinion from its respective financial advisor as a result of an adjustment to the Exchange Ratio based solely on the factors set forth in the Amended Merger Agreement or (ii) an adjustment to the Exchange Ratio based solely on the factors set forth in the Amended Merger Agreement would not be advisable or would otherwise be inconsistent with the directors' fiduciary duties under applicable law, either the CAC Special Committee or the CEC Special Committee may notify the other party of such determination and, following delivery of such notice, the parties will instead take into account all other relevant facts and circumstances impacting the intrinsic value of CAC and CEC at such time.
If the CAC Special Committee, on behalf of CAC, or the CEC Special Committee, on behalf of CEC, (i) are unable to agree to an adjustment to the Exchange Ratio by the end of the Adjustment Period and determine in good faith, after consultation with outside legal counsel, that failure to terminate the Amended Merger Agreement would be reasonably likely to be inconsistent with the fiduciary duties of the directors of CAC or CEC, as applicable, under applicable law or (ii) have not received, as of a date that is reasonably proximate to the date on which the Adjustment Period ends, an opinion of an independent, nationally recognized financial advisor to the effect that, as of the date of such opinion, and based upon and subject to the various assumptions made, procedures followed, matters considered and limitations on the review undertaken in preparing such opinion as set forth therein, the Exchange Ratio is fair, from a financial point of view, to CAC or CEC, as applicable, then the Amended Merger Agreement may be terminated within five business days following the end of the Adjustment Period.
The Amended Merger Agreement also contains an amended "Go-Shop" provision on terms substantially the same as the "Go-Shop" provision originally set forth in the Merger Agreement. The Amended Merger Agreement also provides that (i) certain existing litigation, under specified circumstances, (ii) certain legislative changes and (iii) any change in the financial or securities markets or in the market price or valuation of any security or financial interest, or in the business, results of operations or prospects of either of CAC or CEC, subject to certain conditions, in each case will not provide cause for either the CAC board of directors (the "CAC Board") or the CEC board of directors (the "CEC Board") to effect an Adverse Recommendation Change.
CAC and CEC agreed that the sale of all or any part of the businesses or properties of Caesars Interactive Entertainment, Inc., a Delaware corporation, ("CIE" or "Interactive Entertainment") will be subject to the approval of the CEC Special Committee.
The Amended Merger Agreement was fully negotiated by and between the CAC Special Committee and the CEC Special Committee, was recommended by each of the CAC Special Committee and the CEC Special Committee and was approved by the CAC Board and the CEC Board. Stockholders of each of CAC and CEC will be asked to vote on the adoption of the Amended Merger Agreement at special meetings of CAC's stockholders and CEC's stockholders, respectively, that will each be held on a date to be announced. Pursuant to the Amended Merger Agreement, CAC and CEC, as applicable, have agreed to file a joint proxy statement/prospectus as soon as reasonably practicable following the date of the Amended Merger Agreement.
The closing of the merger is subject to the adoption of the Amended Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares of CAC Common Stock and CEC Common Stock, respectively. In addition to the closing conditions originally set forth in the Merger Agreement, each of CAC and CEC have agreed that their respective obligation to consummate the merger is subject to the fulfillment of the Plan containing the Debtor Release, the Third-Party Release and the Exculpation. However, the Amended Merger Agreement eliminated from the closing conditions set forth in the Merger Agreement (i) minimum cash closing conditions for both parties and (ii) a closing condition that limited tax costs relating to the Restructuring to close the merger.
The Amended Merger Agreement provides certain termination rights to each of CAC and CEC based on, among other things: (i) CEOC filing (including any of its debtor subsidiaries), without CAC's or CEC's prior written consent, respectively, (x) a plan of reorganization, a disclosure statement or a proposed order entered by the Bankruptcy Court confirming the Plan that is materially consistent with the RSAs and the Plan and otherwise acceptable to each of CAC and CEC ("Confirmation Order") that does not include the Debtor Release, the Third-Party Release or the Exculpation as to CAC, CGP LLC, their subsidiaries, and their respective representatives ("CAC Released Parties") or CEC, its subsidiaries, and their respective representatives ("CEC Released Parties"), respectively, in form and substance consistent in all material respects with such provisions as set forth in the Plan or (y) any motion, pleading or other document with the Bankruptcy Court in the Chapter 11 Cases that is otherwise materially inconsistent with the CAC RSA or CEC RSA, respectively, or the Plan, (ii) the Confirmation Order (x) not including the Debtor Release, the Third-Party Release or the Exculpation as to the CAC Released Parties or the CEC Released Parties, respectively, in form and substance consistent in all material respect with such provisions as set forth in the Plan or (y) not being otherwise materially consistent with the Plan, (iii) the 105 Injunction Order no longer being in effect or, subject to certain conditions, CEOC failing to file a motion on or before August 14, 2016, or such earlier date as may be required by local rules governing the Chapter 11 Cases for the filing of such motion, seeking to extend the 105 Injunction Order currently in effect to the period ending on the confirmation date, (iv) either of the Caesars RSAs being terminated or becoming null and void or (v) the date on which the merger becomes effective not occurring by the close of business on December 31, 2017.
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
Note 2 — Recently Issued Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which primarily affects the accounting for equity investments that do not result in consolidation and are not accounted for under the equity method, presentation of changes in the fair value of financial liabilities measured under the fair value option, and the presentation and disclosure requirements for financial instruments. The ASU also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Entities can early adopt certain provision of ASU 2016-01. We are currently assessing the impact the adoption of this standard will have on our financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which (1) requires that all income tax effects of awards be recognized in the income statement when the awards vest or are settled, (2) requires that companies present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, (3) allows employers to withhold up to the maximum statutory tax rates in the applicable jurisdictions without triggering liability accounting, (4) allows companies to make a policy election to either account for forfeitures as they occur or estimate forfeitures, and (5) includes nonpublic entity practical expedients. For public business entities, the amendments in this guidance are effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. We have adopted ASU No. 2016-09 during the quarter ended June 30, 2016. The adoption of this ASU had an immaterial impact on our financial statements.
In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For available-for-sale debt securities, ASU No. 2016-13 aligns the income statement recognition of credit losses with the reporting period in which changes occur by recording credit losses and subsequent reversals through an allowance rather than a write-down. For public business entities that are SEC filers, the amendments in this guidance are effective for fiscal years beginning after December 15, 2019, and interim periods within those years. Early application will be permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We are currently assessing the impact the adoption of this standard will have on our financial statements.
Note 3 — Equity Method Investment in Caesars Growth Partners, LLC
CAC's earnings from CGP LLC using the HLBV form of the equity method of accounting for the three and six months ended June 30, 2016 and 2015 were equal to our preferred return of 10.5% of capital invested by CGP LLC. CAC also receives distributions from CGP LLC in accordance with the Amended and Restated Limited Liability Company Agreement, the transaction agreement related to the formation of CGP LLC, ("CGP Operating Agreement") for reimbursement of its expenses incurred. These distributions are recorded as reductions to the equity method investment in Caesars Growth Partners, LLC.

Our investee, CGP LLC, had the following financial results as of or for the periods indicated (see CGP LLC financial information in Exhibit 99.1):

	Six Months Ended June 30,
(In millions)	2016	2015
Statements of Operations
Revenues
Interactive Entertainment	$477.2	$362.8
Casino Properties and Developments	840.0	779.9
Net revenues	1,317.2	1,142.7
Operating expenses
Interactive Entertainment - Direct	132.5	100.0
Casino Properties and Developments - Direct	385.3	375.1
Property, general, administrative and other	470.4	354.7
Write-downs, reserves, and project opening costs, net of recoveries	1.8	6.6
Management fees to related parties	24.7	31.0
Depreciation and amortization	96.3	87.0
Change in fair value of contingently issuable non-voting membership units	—	(114.8)
Total operating expenses	1,111.0	839.6
Income from operations	206.2	303.1
Interest expense, net of interest capitalized	(100.1)	(95.8)
Other expense, net	(1.0)	(1.0)
Income from operations before provision for income taxes	105.1	206.3
Provision for income taxes	(43.9)	(25.2)
Net income	61.2	181.1
Less: net income attributable to non-controlling interests	(6.8)	(2.3)
Net income attributable to Caesars Growth Partners, LLC	$54.4	$178.8

Balance Sheet Data (at period end)	June 30, 2016	December 31, 2015
Current assets	$1,191.7	$1,062.1
Long-term assets	3,386.3	3,460.5
Current liabilities	332.0	378.8
Long-term liabilities	2,481.1	2,412.1
Redeemable non-controlling interests	0.7	0.5
Equity attributable to Caesars Growth Partners, LLC	1,722.2	1,691.0
Non-redeemable non-controlling interests	42.0	40.2
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
Note 4 — Stockholders' Equity and Earnings Per Share
Stockholders' Equity
Common Stock
As of June 30, 2016 and December 31, 2015, CAC had a total of 137,422,736 and 137,341,569 shares outstanding, respectively, of Class A common stock and no shares of Class B common stock outstanding.
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
Accumulated Other Comprehensive Income
Accumulated other comprehensive income consists of unrealized gain and losses on investments, net of taxes. For the three and six months ended June 30, 2016 and 2015, no amounts were reclassified out of Accumulated other comprehensive income.
Investment in Notes from Related Party
CAC owns $137.5 million in aggregate principal amount of 6.50% senior notes previously issued by CEOC ("CEOC Notes"), which matured on June 1, 2016, and $151.4 million in aggregate principal amount of 5.75% CEOC Notes, maturing October 1, 2017. Both of these notes were included as a reduction of Additional paid-in capital in the Condensed Balance Sheets and Condensed Statements of Stockholders' Equity along with interest receivable at the distribution date. These notes are held at the distributed value with no subsequent adjustments such as fair value adjustments or interest receivable. Pursuant to the terms of the Amended Merger Agreement, CAC does not expect to collect principal or interest receivable from these notes.
Earnings Per Share
Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding during the period in which the net income was earned. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans using the treasury stock method.
The following table summarizes the computations of Basic EPS and Diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2016	2015	2016	2015
Net income	$8.5	$7.8	$17.7	$16.5

Shares used to compute EPS:
Weighted average common stock outstanding - basic	137.4	136.4	137.4	136.4
Dilutive potential common shares	0.2	1.3	0.2	1.0
Weighted average common stock outstanding - diluted	137.6	137.7	137.6	137.4

Earnings per share:
Basic	$0.06	$0.06	$0.13	$0.12
Diluted	$0.06	$0.06	$0.13	$0.12
There were 1.7 million anti-dilutive shares excluded from the computation of diluted EPS for the three and six months ended June 30, 2016, respectively. There were 0.3 million anti-dilutive shares excluded for the three and six months ended June 30, 2015, respectively.
Note 5 — Income Taxes
Total provision for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Provision for income taxes	$8.6	$8.5	$17.2	$16.9
CAC classifies reserves for tax uncertainties separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions and potential interest or penalties associated with those liabilities. At June 30, 2016 and December 31, 2015, there were no such reserves.

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
The effective tax rate for the three and six months ended June 30, 2016 was 50.3% and 49.3%, respectively, which differed from the federal statutory tax rate of 35.0% due to a change in federal valuation allowance recorded against deferred tax assets related to the basis difference in the investment in notes from related party. The effective tax rate for the three and six months ended June 30, 2015 was 52.1% and 50.6%, respectively, which differed from the federal statutory tax rate of 35.0% due to a federal valuation allowance recorded against deferred tax assets related to the basis difference in the investment in notes from related party and state taxes.
CAC files income tax returns with federal and state jurisdictions. The 2015, 2014 and 2013 tax years are open for examination for CAC's federal and state jurisdictions.
Note 6 — Fair Value Measurements
We do not have assets or liabilities that are measured at fair value on a recurring basis. In addition, we have not recognized any adjustments for asset and liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2016 and 2015.
Note 7 — Litigation, Contractual Commitments and Contingent Liabilities
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
The plaintiffs issued a notice of intent to file a citizen suit under 42 U.S.C. §§ 6972(a)(1)(A) and (a)(1)(B) of the Resource Conservation and Recovery Act. This notice of intent indicated an intention to sue CBAC (a joint venture among Caesars Baltimore Investment Company, LLC, Rock Gaming Mothership LLC, CVPR Gaming Holdings, LLC, STRON-MD Limited Partnership and PRT Two, LLC), the City of Baltimore, Whiting-Turner, the general contractor for the construction of the Horseshoe Baltimore casino, and the Maryland Chemical Company, the former owner and operator of the site. The citizen suit was filed on September 19, 2013 but did not name Whiting-Turner. The defendants filed motions to dismiss on October 15, 2013 for lack of subject matter jurisdiction and failure to state a claim to which plaintiffs responded on November 1, 2013. The motions to dismiss were granted on July 16, 2014. An appeal was noted on August 13, 2014. Oral argument before the Fourth Circuit occurred on March 25, 2015. On July 1, 2015, the U.S. Court of Appeals for the Fourth Circuit reversed the motion to dismiss and remanded the matter back to the District Court. An order of dismissal was issued on July 5, 2016 following the settlement of the action by all parties. If the settlement is not consummated, the parties have 60 days to move to vacate the dismissal for good cause shown. If no such motion is filed within 60 days, dismissal of the action is with prejudice.

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
CEOC Bondholder Litigation, or Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Delaware Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, CAC, Caesars Entertainment Resort Properties, LLC ("CERP"), Caesars Enterprise Services, LLC ("CES"), Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys' fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC's bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. CEC has informed us that fact discovery in the case is substantially complete, and cross-motions for summary judgment have been filed by the parties. On June 15, 2016, the bankruptcy court granted CEOC's motion for a temporary stay of this proceeding (and others). The stay will remain in effect until August 29, 2016, unless extended.
On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Senior Unsecured Lawsuits") were assigned to the same judge. The claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings. The court denied a motion to dismiss both lawsuits with respect to CEC. The parties have completed fact discovery with respect to both plaintiffs' claims against CEC. On October 23, 2015, plaintiffs in the Senior Unsecured Lawsuits moved for partial summary judgment, and on December 29, 2015, those motions were denied. On December 4, 2015, plaintiff in the action brought on behalf of holders of CEOC's 6.50% Senior Unsecured Notes moved for class certification and briefing has been completed. The judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule for May and June of 2016 and had indicated his intention to rule on these summary judgment motions on or before July 22, 2016, while also setting trial of remaining issues for August 22, 2016. On June 15, 2016, the bankruptcy court granted CEOC's motion for a temporary stay of these proceedings (and others). The stay will remain in effect until August 29, 2016, unless extended. CAC and CGP LLC are not parties to these lawsuits.
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
On March 3, 2015, BOKF filed a lawsuit (the "New York Second Lien Lawsuit") against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the "New York First Lien Lawsuit") against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC's filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases were assigned to the same judge presiding over the other Parent Guarantee Lawsuits, as defined below. CEC filed its answer to the BOKF complaint on March 25, 2015, and to the UMB complaint on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, and on December 22, 2015, the appellate court denied CEC's motion for leave to appeal. On November 20, 2015, BOKF and UMB again moved for partial summary judgment. Those motions likewise were denied. The judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule for May and June of 2016 and had indicated his intention to rule on these summary judgment motions on or before July 22, 2016, while also setting trial of remaining issues for August 22, 2016. On June 15, 2016, the bankruptcy court granted CEOC's motion for a temporary stay of the BOKF proceedings (and others). UMB has consented to application of the temporary stay to its lawsuit as well. The stay will remain in effect until August 29, 2016, unless extended. CAC and CGP LLC are not parties to these lawsuits.
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
On October 20, 2015, Wilmington Trust, National Association ("Wilmington Trust"), filed a lawsuit (the "New York Senior Notes Lawsuit" and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the "Parent Guarantee Lawsuits") against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC's 10.75% Senior Notes due 2016 (the "10.75% Senior Notes"). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC filed its answer to the complaint on November 23, 2015. As with the other parent guaranty lawsuits taking place in Manhattan, the judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule for May and June of 2016 and had indicated his intention to rule on these summary judgment motions on or before July 22, 2016, while also setting trial of remaining issues for August 22, 2016. On June 15, 2016, the bankruptcy court granted CEOC's motion for a temporary stay of many of the Parent Guarantee Lawsuits. Wilmington Trust has consented to application of the temporary stay to this lawsuit. The stay will remain in effect until August 29, 2016, unless extended. CAC and CGP LLC are not parties to these lawsuits.
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
As part of CEOC's bankruptcy proceeding, the Official Committee of Second Priority Noteholders ("Second Priority Noteholders") filed a standing motion in bankruptcy court on May 13, 2016 seeking standing to commence claims on behalf of CEOC's estate. The proposed complaint names as potential defendants CAC, CGP LLC, CIE, and CES as well as CEC and CERP among others, and seeks recovery of assets transferred from CEOC. The proposed complaint alleges claims on behalf of CEOC's estate ranging in value from $8.1 billion to $12.6 billion against all defendants, as valued by the Second Priority Noteholders. Of this amount, the Second Priority Noteholders allege potential claims against CAC, CGP LLC, and CIE ranging from $3.7 billion to $7.9 billion, without taking into account any duplicative recovery, based on calculations in an exhibit to the revised disclosure statement filed in the bankruptcy court on May 27, 2016. A hearing on the standing motion is scheduled for September 12, 2016.
Report of Bankruptcy Examiner
The Bankruptcy Court previously engaged an independent examiner to investigate possible claims CEOC might have against CEC, CAC, CGP LLC, other entities and certain individuals. On March 15, 2016, the examiner released his report in redacted form (to the public) and in unredacted form (to certain entities and individuals). CAC, CGP LLC and CIE do not have access to the unredacted report, and accordingly the description below is based on the redacted publicly-available report. The examiner is working with numerous parties to release an unredacted report, which will be made available after confidentiality issues are resolved.
The examiner's report identifies a variety of potential claims against CAC, CGP LLC, CIE, other entities and certain individuals related to a number of transactions dating back to 2009. Most of the examiner's findings are based on his view that CEOC was "insolvent" at the time of the applicable transactions. The examiner's report includes his conclusions on the relative strength of these possible claims, many of which are described above. The examiner calculates an estimated range of potential damages for these potential claims as against all parties from $3.6 billion to $5.1 billion. The examiner calculates an estimated range of potential damages for potential claims against CAC, CGP LLC and CIE from $1.7 billion to $2.3 billion, ignoring potential duplication of recovery from other defendants. Neither calculation takes into account probability of success, likelihood of collection, or the time or cost of litigation.
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
In April 2016, CAC and various other constituents began mediation with Joseph Farnan, the former chief judge of the United States District Court for the District of Delaware, seeking to reach a resolution of various issues including the potential claims of the CEOC bankruptcy estate and other issues regarding a plan of reorganization of CEOC. The mediation has continued throughout June and July, with more sessions expected in the coming weeks.
On June 28, 2016, an order approving the disclosure statement and an order approving solicitation procedures for creditors to vote on the revised second amended joint plan of reorganization were entered in the bankruptcy court. The confirmation hearing is currently scheduled to begin on January 17, 2017 (which date is subject to being moved by the bankruptcy court).
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
Note 8 — Stock-based Compensation
Restricted Stock Units
During the six months ended June 30, 2016, certain restricted stock unit ("RSU") awards vested under the 2014 Performance Incentive Plan ("the PIP Plan"). Pursuant to the vesting events, CAC issued approximately 81,000 shares. In accordance with the CGP Operating Agreement, CGP LLC issued an equivalent number of Class A voting units to CAC, such that the number of shares of CAC stock outstanding equals the number of Class A voting units of CGP LLC owned by CAC. CAC's economic ownership of CGP LLC was 38.8% at June 30, 2016.
In June 2016, CAC granted approximately 273,000 RSUs to a related party consultant under the PIP Plan which vests ratably over three years. This award is equity classified and remeasured at fair value at the end of each reporting period.
The following is a summary of CAC's RSU activity for the six months ended June 30, 2016:

	Restricted Stock Units	Fair Value(1)
Outstanding at January 1, 2016	525,997	$12.19
Granted	361,349	10.52
Vested	(91,044)	10.78
Outstanding at June 30, 2016	796,302	11.60
_____________________________________________________

(1)	Represents the weighted-average grant date fair value per RSU.
As of June 30, 2016, there was approximately $6.2 million of total unrecognized compensation cost related to RSUs granted under the PIP Plan, which is expected to be recognized over a weighted-average remaining period of 2.2 years using the straight-line method.
During the three and six months ended June 30, 2016, total compensation expense recorded in earnings for RSUs granted under the PIP Plan was $1.1 million and $1.5 million, respectively. During the three and six months ended June 30, 2015, total compensation expense that was recorded in earnings for RSUs granted under the PIP Plan was $1.7 million and $3.3 million, respectively. This expense was included in Operating expenses in the Condensed Statements of Operations and Comprehensive Income.
RSUs granted to non-employees are equity-classified awards and are remeasured at fair value at the end of each reporting period.
Stock Options
There were no stock options granted, exercised or canceled during the six months ended June 30, 2016. The following is a summary of CAC's stock options:

	Options	Weighted Average Exercise Price	Fair Value(1)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	1,420,000	$9.51	$4.99	8.9	$—
Outstanding at June 30, 2016	1,420,000	9.51	4.99	8.4	2.4
Vested and expected to vest at June 30, 2016	1,420,000	9.51	4.99	8.4	2.4
Exercisable at June 30, 2016	342,500	9.81	6.06	8.5	0.5
_____________________________________________________

(1)	Represents the weighted-average grant date fair value per option.

There were no stock option valuations required during the six months ended June 30, 2016. Stock options granted to employees are equity classified and measured at fair value at the date of grant. Valuation assumptions for stock options used in the Black-Scholes model to estimate fair value during the six months ended June 30, 2015 were:

Six Months Ended June 30, 2015
Expected volatility	39.9% - 45.6%
Weighted-average volatility	45.5%
Expected dividend yield	—%
Expected term (in years)	5.8 - 9.5
Risk-free interest rate	1.8% - 2.5%
As of June 30, 2016, there was approximately $0.4 million of total unrecognized compensation expense related to stock options granted under the PIP Plan, which is expected to be recognized over a weighted-average period of 0.5 years.
During the three and six months ended June 30, 2016, total compensation expense recorded in earnings for stock options was $0.3 million and $0.7 million, respectively. During the three and six months ended June 30, 2015, total compensation expense recorded in earnings for stock options was $1.3 million and $2.7 million, respectively. This expense was included in Operating expenses in the Condensed Statements of Operations and Comprehensive Income.
Note 9 — Supplemental Cash Flow Information
Significant non-cash transactions for the six months ended June 30, 2016 included (1) $48.8 million in income from our equity method investment in CGP LLC and (2) $10.5 million of fees and expenses paid directly by CGP LLC that were incurred by CAC and also accounted for as a non-cash distribution from CGP LLC. Significant non-cash transactions for the six months ended June 30, 2015 included (1) $48.6 million in income from our equity method investment in CGP LLC and (2) $9.3 million fees and expenses paid directly by CGP LLC that were incurred by CAC and also accounted for as a non-cash distribution from CGP LLC.
CAC's expenses incurred in the normal course of business are expected to be paid by CGP LLC on behalf of CAC in accordance with the CGP Operating Agreement.
During the six months ended June 30, 2016 and 2015, CGP LLC did not make tax payments on behalf of CAC.
There was no interest expense incurred or cash paid for interest for the six months ended June 30, 2016 and 2015.
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
Share-based Payments to Non-employees of CAC or CGP LLC
On April 9, 2014, the Board of Directors (the "Board") approved the CAC Equity-Based Compensation Plan for CEC Employees (the "Equity Plan"). Under the Equity Plan, CEC is authorized to grant stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, cash awards, rights to purchase or acquire shares or similar securities in the form of or with a value related to our common stock to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries. The Equity Plan will terminate on April 9, 2024. Subject to adjustments in connection with certain changes in capitalization, the maximum value of the shares of our common stock that may be delivered pursuant to awards under the Equity Plan is $25.0 million. Expense associated with the Equity Plan is recorded as management fee expense by CGP LLC, totaling $0.7 million and $1.4 million for the three and six months ended June 30, 2016, respectively, and $7.1 million and $9.1 million for the three and six months ended June 30, 2015, respectively.
Stock-based Compensation Granted to Related Parties
In December 2014, CAC granted RSU awards and options to a related-party consultant under the PIP Plan. During the three-month period ended March 31, 2015, the service period for these grants was accelerated to end in July 2015. The vesting period remained unchanged. During the three and six months ended June 30, 2015, $1.9 million and $4.0 million expense was recognized related to these grants, respectively. As the service period ended on July 2015, there was no expense recognized for these grants during the three and six months ended June 30, 2016.
In May 2014, CAC granted RSUs to an employee. During the three-month period ended March 31, 2016, this individual terminated employment and became a related-party consultant. The vesting period and service period remained unchanged. Expense recognized for the RSU grants during the three and six months ended June 30, 2016 was immaterial.
In June 2016, CAC granted RSU awards to a related party consultant under the PIP Plan. See Note 8 — Stock-based Compensation for a further discussion of the grant.
Investment in Notes from Related Party
CAC owns $137.5 million in aggregate principal amount of 6.50% CEOC Notes, which matured on June 1, 2016, and $151.4 million in aggregate principal amount of 5.75% CEOC Notes, maturing October 1, 2017. Both of these notes were included as a reduction of Additional paid-in capital in the Condensed Balance Sheets and Condensed Statements of Stockholders' Equity along with interest receivable at the distribution date. These notes are held at the distributed value with no subsequent adjustments such as fair value adjustments or interest receivable. Pursuant to the terms of the Amended Merger Agreement, CAC does not expect to collect principal or interest receivable from these notes. For accounting purposes, the fair value of the distribution of these notes from CGP LLC reduced the deployed capital upon which the minimum guaranteed return to CAC has been calculated prospectively from the August 6, 2014 distribution date.
Note 11 — Subsequent Events
Because significant recent developments and subsequent events related to our equity method investee could be impactful to our financial performance, we have elected to include disclosure of such items herein.
On July 30, 2016, CIE, an indirect subsidiary of CAC, Alpha Frontier Limited, a Cayman Islands exempted company ("Purchaser"), backed by a consortium that includes Giant Investment (HK) Limited, an affiliate of Shanghai Giant Network Technology Co., Ltd.; Yunfeng Capital; China Oceanwide Holdings Group Co., Ltd.; China Minsheng Trust Co., Ltd.; CDH China HF Holdings Company Limited and Hony Capital Fund (collectively, the "Consortium"), and, solely for certain limited purposes described therein, CGP LLC, and CIE Growth, LLC, a Delaware limited liability company, entered into a Stock Purchase Agreement (the "Purchase Agreement"), pursuant to which, among other things, CIE will sell its social and mobile games business (the "SMG Business") to Purchaser (such sale, together with the transactions contemplated under the Purchase Agreement, the "Sale").
Subject to the terms and conditions of the Purchase Agreement, CIE will form a wholly owned subsidiary ("New CIE") and consolidate the SMG Business, including Playtika, Ltd. ("Playtika"), into New CIE (the "Subsidiary Restructuring"). At the closing of the Sale (the "Closing"), Purchaser will acquire all of the issued and outstanding capital stock of New CIE for cash consideration of $4.4 billion, subject to customary purchase price adjustments for net working capital, cash, transaction expenses and debt.
In order to finance Purchaser's obligations under the Purchase Agreement, including payment of the purchase price, the Consortium members have each entered into an equity commitment letter. The availability of the equity financing, however, is not a condition to consummation of the Sale, and Purchaser will remain subject to the obligations under the Purchase Agreement until the Sale is consummated or the Purchase Agreement is terminated in accordance with its terms.
CIE has agreed to hold the proceeds from the Sale in a separate maintenance account until the occurrence of certain bankruptcy release events, as further detailed in the Purchase Agreement. CIE may use the funds held in such maintenance account, subject to certain limitations, for certain permitted uses, including the release of certain bankruptcy claims and indemnification of Purchaser for any bankruptcy-related claims, as well as up to an aggregate amount not to exceed $1.85 billion for the payment of transaction expenses related to the Sale, distribution to minority shareholders or equity holders of CIE, tax payments, one or more distributions or advances to CEC or any of its subsidiaries for the payment of professional fees in an aggregate amount not to exceed $200 million and for the support or advancement of a proposed casino project in South Korea in an aggregate amount not to exceed $100 million.
The assets to be sold are limited to the SMG Business and will not include CIE's interest in the WSOP brand and other WSOP-related intellectual property or CIE's online real money gaming business. Pursuant to the Purchase Agreement, at the Closing, the parties will also enter into certain intellectual property licenses. CIE will grant an exclusive license to Playtika with respect to the WSOP and other WSOP-related trademarks owned by CIE or its affiliates for use in Playtika's social and mobile games for a 3% royalty on net revenues. CIE will also sublicense on an exclusive basis to Playtika certain of the trademarks licensed to CIE by CEOC and certain of its affiliates under the Cross Marketing and Trademark License Agreement, dated September 2011, for use in Playtika's social and mobile games for a 3% royalty on net revenues. In addition, Playtika and Playtika Santa Monica, LLC will grant a royalty-free, non-exclusive license to CIE under patents owned by them for use in CIE's and its affiliates' real money gaming business. Furthermore, CIE and Purchaser agreed to negotiate the entry into a transition services agreement for the provision of certain transition services for a period of not more than three months following the Closing.
CIE and Purchaser have each made customary representations, warranties and covenants in the Purchase Agreement. In addition, CIE has agreed not to, directly or indirectly, initiate, solicit, encourage or facilitate any proposals or offers for certain transactions involving the sale of the SMG Business.
The consummation of the Sale is subject to the satisfaction or waiver of various other conditions, including, among others, (i) obtaining any necessary consents or approvals as may be required under the Hart-Scott Rodino Act of 1976, as amended, or any other antitrust law to effect the Sale, (ii) no issuance of any order by a governmental authority restraining or prohibiting the Sale, (iii) the completion of the Subsidiary Restructuring, (iv) obtaining a certain tax certificate from the Israeli Tax Authority, and (v) the retention of certain key employees.
On July 29, 2016, Purchaser deposited $150 million into an escrow account and, pursuant to the terms of the Purchase Agreement, Purchaser will deposit an additional $150 million into the escrow account by 11:59 p.m., Pacific time on August 8, 2016 for a total deposit of $300 million (the "Deposit"). The Purchase Agreement will automatically terminate, and the initial $150 million will be released to CIE, if the full amount of the Deposit is not made by Purchaser by such time. The subsequent deposit of $150 million was received by the escrow agent on August 1, 2016, and consequently the Purchase Agreement will not terminate automatically, and the total deposit will continue to be held in escrow in accordance with the terms of the Purchase Agreement.
The Purchase Agreement also contains certain termination rights, including a right by either CIE or Purchaser to terminate the Purchase Agreement if the Sale has not been consummated within 120 days of the execution of the Purchase Agreement, subject to a 90 day extension by either party if any governmental or regulatory restrictions have been placed on the consummation of the transaction or the tax certificate from the Israeli Tax Authority has not been obtained. If the Purchase Agreement is terminated, the Deposit will be released to either CIE or Purchaser depending on the circumstances of such termination as specified in the Purchase Agreement.
Consent to CIE Sale Transaction
On July 30, 2016, CAC and CEC entered into an agreement regarding CEC's consent to the sale of the SMG Business (the "CIE Sale Transaction Consent"), as approved by the special committee of CAC's Board of Directors and the strategic alternatives committee of the board of directors of CEC.
Subject to the terms and conditions of the agreement, CEC granted any and all approvals, consents or waivers with respect to the sale of the SMG Business in accordance with the Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2016, by and between CAC and CEC. In addition, CEC separately waived its right of first offer and consented to the sale of the SMG Business for all purposes in connection with the CGP Operating Agreement.
Furthermore, CAC and CEC agreed to use commercially reasonable efforts to amend the CGP Operating Agreement to, among other things, permit CGP LLC following the Closing to (i) make one or more non-pro rata distributions or advances to CEC of up to $200 million for professional fees and up to $100 million to support a proposed casino project in South Korea, and (ii) make one or more non-pro rata distribution to CAC to pay tax liabilities resulting from the Sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Acquisition Company (the "Company," "CAC," "we," "our" and "us") and Caesars Growth Partners, LLC ("CGP LLC") for the three and six months ended June 30, 2016 should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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
As our investment in CGP LLC is considered to be significant, CGP LLC's annual financial statements are required to be included as an exhibit to each CAC Annual Report on Form 10-K in accordance with Securities and Exchange Commission ("SEC") Rule 3-09 of Regulation S-X. Given the significance of this investment to the financial position and results of operations of CAC, we have elected to include selected financial information of CGP LLC as an exhibit to this Quarterly Report on Form 10-Q. As we believe that the comparative information for CAC's investment in CGP LLC is material to investors in CAC, we also have presented information for CGP LLC in this management's discussion and analysis of financial condition and results of operations.
Proposed Merger of CAC with CEC
On December 21, 2014, the Company and CEC entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, among other things, CAC will merge with and into CEC, with CEC as the surviving company (the "Proposed Merger"). On July 9, 2016, CAC and CEC agreed to amend and restate the Merger Agreement (the "Amended Merger Agreement"). See Note 1 — Description of Business and Basis of Presentation to the CAC financial statements in this Quarterly Report on Form 10-Q for further details.
CAESARS ACQUISITION COMPANY
Operating Results
Income from Equity Method Investment
For the three and six months ended June 30, 2016, CAC recognized $24.4 million and $48.8 million, respectively, of income before tax from its equity method investment in CGP LLC, which equals the amount of income that CAC was entitled to under its minimum guaranteed return. For the three and six months ended June 30, 2015, CAC recognized $24.4 million and $48.6 million, respectively, of income before tax from its equity method investment in CGP LLC, which equals the amount of income that CAC was entitled to under its minimum guarantee return.
Operating Expenses
In addition to its income from equity method investment, CAC incurs direct expenses which are primarily related to professional services fees, payroll and related expenses as well as general liability insurance, licenses and fees. For the three and six months ended June 30, 2016, CAC incurred direct expenses of $7.3 million and $13.9 million, respectively. For the three and six months ended June 30, 2015, CAC incurred direct expenses of $8.1 million and $15.2 million, respectively. For both the three and six months ended June 30, 2016, direct expenses decreased primarily due to decreases in stock-based compensation expense offset by increases in professional services expenses.
Provision for Income Taxes
The provision for income taxes for the three and six months ended June 30, 2016 was $8.6 million and $17.2 million, respectively, and $8.5 million and $16.9 million for the three and six months ended June 30, 2015, respectively. The provision for income taxes for the three and six months ended June 30, 2016 and 2015 differed from the expected benefit for income taxes at the federal tax rate of 35.0% applied to CAC's pre-tax income primarily due to a federal valuation allowance recorded against deferred tax assets related to the basis difference in the investment in notes from related party.
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
Off-Balance Sheet Arrangements
CAC did not have any off-balance sheet arrangements at June 30, 2016 or December 31, 2015.
Recently Issued Accounting Pronouncements
The information regarding recent accounting pronouncements is included in Note 2 — Recently Issued Accounting Pronouncements to the CAC financial statements in this Quarterly Report on Form 10-Q.
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
Operating Results of CGP LLC

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015	Change	2016	2015	Change
Interactive entertainment net revenues	$249.4	$186.2	$63.2	$477.2	$362.8	$114.4
Casino properties and developments net revenues	424.2	390.0	34.2	840.0	779.9	60.1
Total net revenues	673.6	576.2	97.4	1,317.2	1,142.7	174.5
Income from operations	90.3	98.4	(8.1)	206.2	303.1	(96.9)
Net income	24.3	37.0	(12.7)	61.2	181.1	(119.9)
Adjusted EBITDA (1)	213.3	160.4	52.9	407.9	308.4	99.5
_____________________________________________________

(1)	See Reconciliations of Net Income/(Loss) to Adjusted Earnings before Interest Income/Expense, Income Taxes, Depreciation and Amortization ("EBITDA").
Second Quarter 2016 results compared with Second Quarter 2015
Net revenues for the second quarter of 2016 were $673.6 million as compared to $576.2 million for the respective period in 2015, which was an increase of $97.4 million, or 16.9%. The increase in revenue for CIE was primarily driven by strong organic growth in the social and mobile games operating unit due to the continued focus on conversion and monetization. The increase in revenues for Casino Properties and Developments was primarily due to an increase in casino revenues at

Horseshoe Baltimore, an increase in entertainment revenues at Planet Hollywood, and increases in all categories of revenues as a result of renovations at The LINQ Hotel & Casino which was substantially completed and available to guests in early May 2015.
Income from operations for the second quarter of 2016 was $90.3 million as compared to $98.4 million for the same period in 2015, which was a decrease of $8.1 million, or 8.2%. The decrease in income from operations was primarily due to increased stock-based compensation expense at CIE offset by the income impact of year over year revenue growth at CIE and Horseshoe Baltimore and increased revenues as a result of renovations at The LINQ Hotel & Casino.
Net income for the second quarter of 2016 was $24.3 million as compared to $37.0 million for the same period in 2015, which was a decrease of $12.7 million, or 34.3%. The decrease in net income was primarily due to the factors discussed for the decrease in income from operations as well as increases in interest expense and the provision for income taxes.
Adjusted EBITDA for the second quarter of 2016 was $213.3 million as compared to $160.4 million for the same period in 2015, which is an increase of $52.9 million, or 33.0%, driven primarily by the income impact of increased revenues at CIE, Horseshoe Baltimore, Planet Hollywood, and The LINQ Hotel & Casino.
Six Months Ended June 30, 2016 results compared with June 30, 2015
Net revenues for the six months ended June 30, 2016 were $1,317.2 million as compared to $1,142.7 million for the respective period in 2015, which was an increase of $174.5 million, or 15.3%. The increase in revenue for CIE was primarily driven by strong organic growth in CIE's social and mobile games operating unit due to the continued focus on conversion and monetization. The increase in revenues for Casino Properties and Developments was primarily due to an increase in casino revenues at Horseshoe Baltimore, an increase in entertainment revenues at Planet Hollywood, and increases in all categories of revenues as a result of renovations at The LINQ Hotel & Casino. These increases were partially offset by lower revenues at Harrah's New Orleans as a result of the April 2015 smoking ban.
Income from operations for the six months ended June 30, 2016 was $206.2 million as compared to $303.1 million for the same period in 2015, which was a decrease of $96.9 million, or 32.0%. The decrease in income from operations is primarily attributable to the change in the fair value of contingently issuable non-voting membership units recognized in the prior year with no comparable change recognized subsequent to December 31, 2015, and increased stock-based compensation expense at CIE. Excluding the impact of the change in fair value of contingently issuable non-voting membership units and the increase in stock-based compensation expense at CIE, income from operations for the six months ended June 30, 2016 increased by $92.0 million when compared to the same period in 2015 due to the income impact of year over year revenue growth at CIE and Horseshoe Baltimore and increased revenues as a result of renovations at The LINQ Hotel & Casino. These increases were partially offset by lower revenues at Harrah's New Orleans as a result of the April 2015 smoking ban.
Net income for the six months ended June 30, 2016 was $61.2 million as compared to $181.1 million for the same period in 2015, which was a decrease of $119.9 million, or 66.2%. The decrease in net income was primarily due to the factors discussed for the decrease in income from operations as well as increases in the provision for income taxes and interest expense.
Adjusted EBITDA for the six months ended June 30, 2016 was $407.9 million as compared to $308.4 million for the same period in 2015, which is an increase of $99.5 million, or 32.3%, driven primarily by the income impact of increased revenues at CIE, Horseshoe Baltimore, The LINQ Hotel & Casino, and Planet Hollywood offset by a decrease at Harrah's New Orleans as a result of the April 2015 smoking ban.
Business Unit Operating Results
Interactive Entertainment

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015	Change	2016	2015	Change
Net revenues	$249.4	$186.2	$63.2	$477.2	$362.8	$114.4
Income from operations	21.2	54.3	(33.1)	74.6	94.9	(20.3)
Net income	4.2	39.2	(35.0)	29.0	66.5	(37.5)
Adjusted EBITDA(1)	99.2	69.5	29.7	188.5	132.1	56.4

_____________________________________________________

(1)	See Reconciliations of Net Income/(Loss) to Adjusted EBITDA.

Second Quarter 2016 results compared with Second Quarter 2015
Interactive Entertainment net revenues increased by $63.2 million, or 33.9%, in the second quarter of 2016 as compared to the same period in 2015, resulting primarily from strong organic growth in CIE's social and mobile games due to the continued focus on conversion and monetization. Income from operations decreased by $33.1 million, or 61.0%, in the second quarter of 2016 as compared to the same period in 2015, primarily driven by increases in stock-based compensation and sales and marketing expenses offset by the income impact of increased revenues. Net income decreased by $35.0 million, or 89.3%, in the second quarter of 2016 as compared to the same period in 2015, primarily driven by the factors discussed for the decrease in income from operations as well as an increase the provision for income taxes. Adjusted EBITDA increased by $29.7 million, or 42.7%, in the second quarter of 2016 as compared to the same period in 2015, driven by the income impact of increased revenues, partially offset by an increase in sales and marketing expenses.
Six Months Ended June 30, 2016 results compared with June 30, 2015
Interactive Entertainment net revenues increased by $114.4 million, or 31.5%, during the six months ended June 30, 2016 as compared to the same period in 2015, resulting primarily from strong organic growth in CIE's social and mobile games due to the continued focus on conversion and monetization. Income from operations decreased by $20.3 million, or 21.4% during the six months ended June 30, 2016 as compared to the same period in 2015, primarily driven by increases in stock-based compensation, sales and marketing, and research and development expenses offset by the income impact of increased revenues. Net income decreased by $37.5 million, or 56.4%, during the six months ended June 30, 2016 as compared to the same period in 2015, primarily driven by the factors discussed for the decrease in income from operations as well as an increase the provision for income taxes. Adjusted EBITDA increased by $56.4 million, or 42.7%, during the six months ended June 30, 2016 as compared to the same period in 2015, driven by the income impact of increased revenues partially offset by increases sales and marketing and research and development expenses.
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
Key Financial Metrics
The table below shows the results of CIE's business based upon the financial metrics for the periods presented.

	For the Three Months Ended
(In millions)	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015
Revenues
Social and mobile games	$237.4	$218.2	$198.8	$183.5	$175.4
WSOP and online real money gaming	12.0	9.6	10.4	11.0	10.8
Total	$249.4	$227.8	$209.2	$194.5	$186.2
Adjusted EBITDA(1)	$99.2	$89.3	$77.9	$72.7	$69.5
_____________________________________________________

(1)	See Reconciliations of Net Income/(Loss) to Adjusted EBITDA.
The table below shows the revenue generated from CIE's social and mobile games business by geographic region for the periods listed and assumes that deferred revenues are spread proportionately across all geographies.

	For the Three Months Ended
(In millions)	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015
North America	$178.1	$164.8	$148.0	$132.7	$126.9
South America	1.7	1.5	1.5	1.5	1.4
Europe	20.7	21.7	16.8	15.6	15.3
Asia/Pacific	35.6	29.4	31.7	32.2	30.9
Africa and Rest of the World	1.3	0.8	0.8	1.5	0.9
Social and mobile games revenue	$237.4	$218.2	$198.8	$183.5	$175.4
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

	For the Three Months Ended
	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015
Average Daily Active Users (1)	6,471	6,758	6,351	6,144	6,132
Average Monthly Active Users (1)	20,236	22,262	19,783	19,324	19,177
Average Monthly Unique Users (1)	19,398	20,539	18,960	18,657	17,918
Average Monthly Unique Payers (1)	891	922	858	860	796
Average Revenue Per User	$0.40	$0.35	$0.34	$0.33	$0.31
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

Consistent with the social and mobile games business model, only a small portion of CIE's social and mobile games players pay for virtual goods. For the three months ended June 30, 2016, CIE had approximately 891 thousand average MUP, or 4.6% of the total number of average MUU on the social and mobile platforms during this period, who purchased virtual goods. There were approximately 796 thousand average MUP, or 4.4% of the total number of average MUU on the social and mobile platforms, who purchased virtual goods for the three months ended June 30, 2015. The opportunity for social interactions and player generated promotion increases as the overall number of players increase. As such, CIE believes that maintaining and growing its total number of players, irrespective of whether they purchase virtual goods, is important to the success of its business. The sale of virtual goods, however, constitutes the primary source of revenue for CIE's social and mobile games business. The degree to which game players choose to pay for virtual goods in the games is driven by CIE's ability to create content that enhances the game-play experience. CIE's revenue and overall financial performance are affected by the number of players and the effectiveness of its monetization of players through the sale of virtual goods.

CIE's user metrics are impacted by several factors that cause them to fluctuate on a quarterly basis including the introduction of new games, features and content, spending patterns of the user base and seasonality. Year-over-year growth in the performance metrics is largely attributable to strong organic growth from CIE's games on both mobile and social platforms. Future growth in audience and engagement will depend on CIE's ability to retain current players, attract new players and expand into new markets and distribution platforms.
Casino Properties and Developments

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015	Change	2016	2015	Change
Net revenues	$424.2	$390.0	$34.2	$840.0	$779.9	$60.1
Income from operations	70.5	54.8	15.7	134.4	105.3	29.1
Net income	21.3	7.7	13.6	34.3	11.1	23.2
Adjusted EBITDA(1)	115.5	98.5	17.0	222.2	187.8	34.4
____________________________________________________

(1)	See Reconciliations of Net Income/(Loss) to Adjusted EBITDA.
Performance of the Casino Properties and Developments operating unit is measured in part through tracking of trips by rated customers, which means a customer whose gaming activity is tracked through the Total Rewards system, referred to as "trips," and spend per rated customer trip, referred to as "spend per trip." A trip is created by a Total Rewards card holder engaging in one or more of the following activities while at our property: (1) hotel stay, (2) gaming activity or (3) a comp redemption, which means the receipt of a complimentary item given out by the casino. Lodgers are guests registered with the Total Rewards program who stay at our property and non-lodgers are guests registered with the Total Rewards program not staying at the property. Customer spend means the cumulative rated theoretical spend (which is the amount of money expected to be retained by the casino based upon the mathematics underlying the particular game as a fraction of the amount of money wagered by the customer) across all game types for a specific customer. The average combined gross hold is the percentage of the amount wagered across all game types (including table games and slot machines) that the casino retained.
Second Quarter 2016 results compared with Second Quarter 2015
Casino Properties and Developments revenues were impacted primarily by the following:

•	Increase in casino revenues at Horseshoe Baltimore due to increases in both slot and table volumes;

•	Continued enhancement of entertainment options at Planet Hollywood positively impacted other revenues; and

•	Increases in all categories of revenues as a result of renovations at The LINQ Hotel & Casino, which was substantially completed and available to guests in early May 2015.
Net revenues for the second quarter of 2016 increased by $34.2 million, or 8.8%, when compared to the same period in 2015. Total trips decreased by approximately 1.8% during the second quarter of 2016 when compared to the same period in 2015. Gross casino hold increased to 12.5% for the quarter ended June 30, 2016 from 12.0% for the quarter ended June 30, 2015.
Cash average daily room rates for the second quarter of 2016 increased to $129, or 8.4%, when compared to $119 for the same period in 2015. Average daily occupancy was 96.0% and 94.9% for the second quarter of 2016 and 2015, respectively. Revenue per available room for the second quarter of 2016 and 2015 was $122 and $113, respectively, or an increase of 8.0%.
Income from operations for the second quarter of 2016 increased by $15.7 million, or 28.6%, when compared to the same period in 2015, Net income for the second quarter of 2016 increased by $13.6 million, or 176.6%, when compared to the same period in 2015, and Adjusted EBITDA increased by $17.0 million, or 17.3%, when compared to the same period in 2015 primarily driven by the income impact of increased revenues at Horseshoe Baltimore, Planet Hollywood, and The LINQ Hotel & Casino.
Six Months Ended June 30, 2016 results compared with June 30, 2015
Casino Properties and Developments revenues were impacted primarily by the following:

•	Increase in casino revenues at Horseshoe Baltimore due to increases in both slot and table volumes;

•	Continued enhancement of entertainment options at Planet Hollywood positively impacted other revenues; and

•	Increases in all categories of revenues as a result of renovations at The LINQ Hotel & Casino.

•	These increases were partially offset by lower revenues at Harrah's New Orleans as a result of the April 2015 smoking ban.

Net revenues for the six months ended June 30, 2016 increased by $60.1 million, or 7.7%, when compared to the same period in 2015. Total trips decreased by approximately 3.6% during the six months ended June 30, 2016 when compared to the same period in 2015. Gross casino hold increased to 12.2% for the six months ended June 30, 2016 from 11.8% for the six months ended June 30, 2015.
Cash average daily room rates for the six months ended June 30, 2016 increased to $133, or 8.1%, when compared to $123 for the same period in 2015. Average daily occupancy was 94.8% and 93.3% for the six months ended June 30, 2016 and 2015, respectively. Revenue per available room for the six months ended June 30, 2016 and 2015 was $123 and $114, respectively, or an increase of 7.9%.
Income from operations for the six months ended June 30, 2016 increased by $29.1 million, or 27.6%, when compared to the same period in 2015, Net income for the six months ended June 30, 2016 increased by $23.2 million, or 209.0%, when compared to the same period in 2015, and Adjusted EBITDA for the six months ended June 30, 2016 increased by $34.4 million, or 18.3%, when compared to the same period in 2015 primarily driven by the income impact of increased revenues at Horseshoe Baltimore, The LINQ Hotel & Casino, and Planet Hollywood offset by a decrease at Harrah's New Orleans as a result of the April 2015 smoking ban. The increase for Net income was also offset by an increase in interest expense.
Incentives are often provided for customers to stay and play at our properties. Incentives are provided to customers based on a number of factors such as marketing plans, competitive factors, economic conditions, and regulations. These incentives come in a variety of different forms including free and discounted products, gaming credits, food and beverage credits, hotel room credits, and other forms. The retail value of accommodations, food and beverage credits, and other services furnished to casino guests is included in gross revenue and then deducted as promotional allowances. Hence, net revenues as discussed above include all promotional allowances. CGP LLC believes its allocation of promotional allowances to be within industry standards and appropriate for its brands and competitive environment.
Other Factors Affecting Net Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015	Change	2016	2015	Change
Interest expense, net of interest capitalized	$(49.2)	$(47.6)	$(1.6)	$(100.1)	$(95.8)	$(4.3)
Other expense, net	(1.0)	—	(1.0)	(1.0)	(1.0)	—
Provision for income taxes	(15.8)	(13.8)	(2.0)	(43.9)	(25.2)	(18.7)
Net (income)/loss attributable to non-controlling interests	(3.3)	(2.4)	(0.9)	(6.8)	(2.3)	(4.5)
Interest Expense, Net of Interest Capitalized
The debt agreements captioned in the following table are defined in Liquidity and Capital Resources. The table below summarizes CGP LLC's Interest expense, net of interest capitalized as it relates to these agreements:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015	Change	2016	2015	Change
CGPH Term Loan, Revolving Credit Facility, and 2022 Notes	$(36.3)	$(37.4)	$1.1	$(73.2)	$(73.5)	$0.3
Cromwell Credit Facility	(5.1)	(5.4)	0.3	(10.3)	(10.8)	0.5
Baltimore Credit and FF&E Facilities	(7.5)	(7.5)	—	(15.0)	(15.0)	—
Other interest (expense)/income, net of interest capitalized	(0.3)	2.7	(3.0)	(1.6)	3.5	(5.1)
Interest expense, net of interest capitalized	$(49.2)	$(47.6)	$(1.6)	$(100.1)	$(95.8)	$(4.3)
Provision for Income Taxes
The provision for income taxes for CGP LLC represents the income taxes from its subsidiary, CIE, which is taxed as a corporation for federal, state and foreign income tax purposes. The provision for income taxes for CGP LLC for the three and six months ended June 30, 2016 differs from the expected federal tax rate of 35.0% primarily due to CGP LLC income not taxed at the CGP LLC entity level offset by the tax impacts of nondeductible expenses of CIE and the recognition of a deferred tax liability on the unremitted earnings for CIE's Pacific Interactive UK subsidiary. The provision for income taxes for CGP LLC for the three and six months ended June 30, 2015 differs from the expected federal tax rate of 35.0% primarily due to CGP LLC income not taxed at the CGP LLC entity level.

Net (Income)/Loss Attributable to Non-controlling Interests
CGP LLC's non-controlling interest reflects the non-controlling interest associated with consolidating CIE and the Maryland Joint Venture into CGP LLC. Net income attributable to non-controlling interests in Caesars Interactive was $0.7 million and $4.5 million for the three and six months ended June 30, 2016, respectively, and $6.1 million and $10.6 million for the three and six months ended June 30, 2015, respectively. Net income attributable to non-controlling interests in the Maryland Joint Venture was $2.6 million and $2.3 million for the three and six months ended June 30, 2016, respectively. Net loss attributable to the non-controlling interest in Maryland Joint Venture was $3.7 million and $8.3 million for the three and six months ended June 30, 2015, respectively.
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

	For the Three Months Ended June 30, 2016
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other(1)	Total
Net income/(loss)	$4.2	$21.3	$(1.2)	$24.3
Provision for income taxes	15.8	—	—	15.8
Income/(loss) before income taxes	20.0	21.3	(1.2)	40.1
Interest expense, net of interest capitalized	0.2	49.2	(0.2)	49.2
Depreciation and amortization	8.2	41.4	—	49.6
EBITDA	28.4	111.9	(1.4)	138.9
Write-downs, reserves and project opening costs, net of recoveries(2)	0.9	0.3	—	1.2
Impairment of investment	1.0	—	—	1.0
Stock-based compensation(3)	65.8	1.9	—	67.7
Other(5)	3.1	1.4	—	4.5
Adjusted EBITDA	$99.2	$115.5	$(1.4)	$213.3

	For the Three Months Ended June 30, 2015
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other(1)	Total
Net income/(loss)	$39.2	$7.7	$(9.9)	$37.0
Provision for income taxes	13.8	—	—	13.8
Income/(loss) before income taxes	53.0	7.7	(9.9)	50.8
Interest expense, net of interest capitalized	1.3	47.1	(0.8)	47.6
Depreciation and amortization	7.8	38.1	—	45.9
EBITDA	62.1	92.9	(10.7)	144.3
Write-downs, reserves and project opening costs, net of recoveries(2)	—	3.5	—	3.5
Stock-based compensation(3)	6.6	1.1	—	7.7
Change in fair value of contingently issuable non-voting membership units(4)	—	—	2.7	2.7
Other(5)	0.8	1.0	0.4	2.2
Adjusted EBITDA	$69.5	$98.5	$(7.6)	$160.4

	For the Six Months Ended June 30, 2016
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other(1)	Total
Net income/(loss)	$29.0	$34.3	$(2.1)	$61.2
Provision for income taxes	43.9	—	—	43.9
Income/(loss) before income taxes	72.9	34.3	(2.1)	105.1
Interest expense, net of interest capitalized	0.7	100.1	(0.7)	100.1
Depreciation and amortization	15.7	80.6	—	96.3
EBITDA	89.3	215.0	(2.8)	301.5
Write-downs, reserves and project opening costs, net of recoveries(2)	0.9	0.9	—	1.8
Impairment of investment	1.0	—	—	1.0
Stock-based compensation(3)	93.8	3.2	—	97.0
Other(5)	3.5	3.1	—	6.6
Adjusted EBITDA	$188.5	$222.2	$(2.8)	$407.9

	For the Six Months Ended June 30, 2015
(In millions)	Interactive Entertainment	Casino Properties and Developments	Other(1)	Total
Net income	$66.5	$11.1	$103.5	$181.1
Provision for income taxes	25.2	—	—	25.2
Income before income taxes	91.7	11.1	103.5	206.3
Interest expense, net of interest capitalized	3.2	94.2	(1.6)	95.8
Depreciation and amortization	15.6	71.4	—	87.0
EBITDA	110.5	176.7	101.9	389.1
Write-downs, reserves and project opening costs, net of recoveries(2)	—	6.6	—	6.6
Stock-based compensation(3)	19.7	2.0	—	21.7
Change in fair value of contingently issuable non-voting membership units(4)	—	—	(114.8)	(114.8)
Other(5)	1.9	2.5	1.4	5.8
Adjusted EBITDA	$132.1	$187.8	$(11.5)	$308.4

	Interactive Entertainment
	Three Months Ended
(In millions)	March 31, 2016	December 31, 2015	September 30, 2015
Net income	$24.8	$35.5	$25.7
Provision for income taxes	28.1	16.0	20.7
Income before income taxes	52.9	51.5	46.4
Interest expense, net of interest capitalized	0.5	0.9	1.1
Depreciation and amortization	7.5	7.2	7.0
EBITDA	60.9	59.6	54.5
Other income/(expense), net	—	0.1	(5.0)
Write-downs, reserves and project opening costs, net of recoveries	—	0.1	—
Stock-based compensation(3)	28.0	17.2	22.6
Other(5)	0.4	0.9	0.6
Adjusted EBITDA	$89.3	$77.9	$72.7
_____________________________________________________

(1)	Includes the CGP parent company and intercompany eliminations.

(2)	Amounts include development costs related to the construction of The Cromwell and Horseshoe Baltimore, and the renovations at The LINQ Hotel & Casino and Planet Hollywood.

(3)	Amounts represent stock-based compensation expense related to stock options, restricted stock and restricted stock units.

(4)	Amounts represent the change in fair value of contingently issuable membership units associated with the CIE earn-out calculation related to the transactions establishing CGP LLC.

(5)	Amounts represent other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified, such as acquisition and integration costs and lobbying expenses.

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
CGP LLC's capital spending and maintenance, if they go forward, could require significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion, and the commencement of operations of development projects are contingent upon, among other things, negotiation of final agreements and receipt of requisite approvals from the applicable political and regulatory bodies. CGP LLC's cash used for capital spending was $20.3 million and $39.6 million for the three and six months ended June 30, 2016, respectively, and $68.4 million and $131.6 million for the three and six months ended June 30, 2015, respectively.
The majority of capital spending in 2016 related to infrastructure related spend at CIE and property renovations at Planet Hollywood. The majority of the 2015 capital spending related to the renovation of The LINQ Hotel & Casino. The LINQ Hotel & Casino began opening a portion of the Phase II renovations in March 2015 and it was substantially completed in early May 2015. For the three and six months ended June 30, 2015, capital expenditures net of related payables for The LINQ Hotel & Casino were $55.8 million and $85.7 million, respectively.
Liquidity
CGP LLC and its subsidiaries' primary sources of liquidity include currently available cash and cash equivalents, cash flows generated from its operations and borrowings under the $150.0 million Caesars Growth Properties Holdings, LLC ("CGPH") revolving credit agreement ("Revolving Credit Facility"), which is intended to satisfy CGPH's short-term liquidity needs. CGP LLC's cash and cash equivalents, excluding restricted cash, totaled $1,029.2 million and $901.7 million as of June 30, 2016 and December 31, 2015, respectively. Of total cash and cash equivalents, Caesars Interactive had $107.1 million and $99.1 million in foreign subsidiaries at June 30, 2016 and December 31, 2015, respectively. Caesars Interactive may use the cash in its subsidiaries outside the U.S. to fund operations at these subsidiaries, pursue international acquisitions, or repatriate the cash to the United States.
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
CGP LLC's restricted cash totaled $9.2 million and $12.5 million as of June 30, 2016 and December 31, 2015, respectively. Restricted cash and cash equivalents include amounts restricted under the terms of the Baltimore Credit Facility, as defined below. The classification of restricted cash between current and long-term is dependent upon the intended use of each particular reserve.
As of June 30, 2016, CGPH had $1,122.4 million, $661.2 million, and zero in book value of indebtedness outstanding for the CGPH $1.175 billion term loan ("CGPH Term Loan"), $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 ("2022 Notes"), and Revolving Credit Facility, respectively. At December 31, 2015, the book value of indebtedness outstanding for the CGPH Term Loan, 2022 Notes and Revolving Credit Facility was $1,125.7 million, $660.3 million, and $45.0 million, respectively. Net CGPH repayments under the Revolving Credit Facility during the six months ended June 30, 2016 were $45.0 million. As of June 30, 2016, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for certain of CGPH's outstanding debt securities.
In November 2012, Corner Investment Propco, LLC ("PropCo"), a wholly-owned subsidiary of The Cromwell entered into a $185.0 million, seven-year senior secured credit facility bearing interest at the London Inter-Bank Offered Rate ("LIBOR") plus 9.75% with a LIBOR floor of 1.25% (the "Cromwell Credit Facility") to fund the renovation of The Cromwell into a boutique lifestyle hotel. As of June 30, 2016, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
As of June 30, 2016 and December 31, 2015, respectively, CGP LLC had $2,343.7 million and $2,402.3 million face value of indebtedness outstanding, including capital lease indebtedness. Cash paid for interest for the six months ended June 30, 2016 and 2015 was $93.6 million and $95.4 million, respectively.
CGP LLC believes that its cash and cash equivalents balance and its cash flows from operations will be sufficient to meet its normal operating and debt service requirements during the next 12 months and the foreseeable future and to fund capital expenditures expected to be incurred in the normal course of business.
Capital Resources
The following table presents CGP LLC's outstanding third-party debt as of June 30, 2016 and December 31, 2015.

	Final Maturity	Interest Rates at June 30, 2016	Face Value at June 30, 2016	Book Value at
(In millions)				June 30, 2016	December 31, 2015
Secured debt
Caesars Growth Properties Holdings Revolving Credit Facility(1)	2019	variable	$—	$—	$45.0
Caesars Growth Properties Holdings Term Loan	2021	6.25%	1,151.5	1,122.4	1,125.7
Caesars Growth Properties Holdings Notes	2022	9.375%	675.0	661.2	660.3
Horseshoe Baltimore Credit and FF&E Facilities	2019 - 2020	8.25% - 8.75%	323.0	311.9	315.0
Cromwell Credit Facility	2019	11.00%	173.8	169.0	169.2
Capital lease obligations	2016 - 2017	various	0.5	0.5	1.2
Other financing obligations	2018	8.00%	4.7	4.0	3.8
Unsecured debt
Special Improvement District Bonds	2037	5.30%	13.7	13.7	14.1
Other financing obligations	2016	various	1.5	1.5	3.0
Total debt			2,343.7	2,284.2	2,337.3
Current portion of total debt			(22.6)	(22.6)	(69.7)
Long-term debt			$2,321.1	$2,261.6	$2,267.6
_____________________________________________________

(1)	Variable interest rate calculated as LIBOR plus 5.00% for payments subsequent to May 9, 2016 and LIBOR plus 5.25% for payments prior to May 9, 2016.
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
The Credit Agreement provides for a $150.0 million revolving credit agreement which was undrawn at the closing of the CGPH Term Loan. As of June 30, 2016, no borrowings were outstanding under the Revolving Credit Facility and $0.1 million was committed to outstanding letters of credit. Borrowings under the Revolving Credit Facility are each subject to separate note agreements executed based on the provisions of the Credit Agreement.
Borrowings under the CGPH Term Loan bear interest at a rate equal to, at the Borrower's option, either (a) the LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a floor of 1.00% in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by the Administrative Agent under the Credit Agreement and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be 5.25% per annum for LIBOR loans and 4.25% per annum for base rate loans, subject to step downs with respect to the revolving loans based on CGPH's senior secured leverage ratio. In addition, on a quarterly basis, CGPH is required to pay each lender under the Revolving Credit Facility a commitment fee in respect of any unused commitments under the Revolving Credit Facility, which is subject to a leverage based pricing grid. CGPH is also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer's customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the daily stated amount of such letter of credit.

As of June 30, 2016 and December 31, 2015, the book value of the CGPH Term Loan was presented net of the unamortized discount of $24.8 million and $27.0 million, respectively, and net of unamortized debt issuance costs of $4.3 million and $4.7 million, respectively. The effective interest rate was 6.86% as of both June 30, 2016 and December 31, 2015.
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
The CGPH Term Loan requires that CGPH maintains a senior secured leverage ratio ("SSLR") of no more than 6.00 to 1.00, which is the ratio of first lien senior secured net debt to EBITDA, adjusted as defined. As of June 30, 2016, CGPH's SSLR was 2.90 to 1.00.
As of June 30, 2016 and December 31, 2015, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the CGPH Term Loan.
Caesars Growth Properties Holdings Notes
CGPH and Caesars Growth Properties Finance, Inc. ("Finance" and each, an "Issuer" and together, the "Issuers") issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee.
As of June 30, 2016 and December 31, 2015, the book value of the 2022 Notes was presented net of the unamortized discount of $12.1 million and $12.9 million, respectively, and net of unamortized debt issuance costs of $1.7 million and $1.8 million, respectively. The effective interest rate was 9.84% as of both June 30, 2016 and December 31, 2015.
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
As of June 30, 2016 and December 31, 2015, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the 2022 Notes.
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
Horseshoe Baltimore Credit and FF&E Facilities
CBAC, a joint venture among Caesars Baltimore Investment Company, LLC, Rock Gaming Mothership LLC, CVPR Gaming Holdings, LLC, STRON-MD Limited Partnership and PRT Two, LLC, entered into a credit agreement (the "Baltimore Credit Facility") in July 2013 in order to finance the acquisition of land in Baltimore, Maryland and the construction of the Horseshoe Baltimore and a parking garage (collectively, the "Baltimore Development"). The Baltimore Credit Facility provides for (i) a $300.0 million senior secured term facility with a seven-year maturity, which is comprised of a $225.0 million facility that was funded on July 2, 2013 upon the closing of the Baltimore Credit Facility, a $37.5 million delayed draw facility available from the closing of the Baltimore Credit Facility that was fully drawn in June 2014 and a $37.5 million delayed draw facility that was drawn by $10.0 million in September 2014, $17.0 million in October 2014 and $10.5 million in November 2014 and (ii) a $10.0 million senior secured revolving facility with a five-year maturity that remained undrawn at June 30, 2016. The Baltimore Credit Facility is secured by substantially all material assets of CBAC and its wholly-owned domestic subsidiaries.
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
As of June 30, 2016 and December 31, 2015, the book value of the Baltimore Credit Facility was presented net of the unamortized discount of $7.1 million and $7.9 million, respectively, and net of unamortized debt issuance costs of $4.0 million and $4.4 million, respectively. The effective interest rate was 9.77% as of both June 30, 2016 and December 31, 2015.
In connection with the foregoing, Caesars Baltimore Investment Company, LLC and the other joint venture partners each provide, on a several and not joint basis, a completion guarantee with respect to the Baltimore Development, which guarantees completion of the construction of the Baltimore Development, availability of contemplated working capital and the discharge, bonding or insuring over of certain liens in connection with the Baltimore Development. The maximum liability of Caesars Baltimore Investment Company, LLC under its completion guarantee representing fair value was approximately $9.1 million. During the year ended December 31, 2015, the restrictions on cash set aside for this guarantee were released and the balance of $9.1 million was paid to Caesars Entertainment Operating Company, Inc. ("CEOC").
As of June 30, 2016 and December 31, 2015, the assets of Horseshoe Baltimore were pledged as collateral for the Baltimore Credit Facility.
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
The Baltimore Credit Facility contains customary negative covenants, subject to certain exceptions, restricting or limiting the ability of CBAC to, among other things, dispose of its assets and change its business or ownership, consummate mergers or acquisitions, make dividends, stock repurchases and optional redemptions of subordinated debt, incur debt and issue preferred stock, make loans and investments, create liens on its assets and enter into transactions with affiliates. In addition, the Baltimore Credit Facility includes a covenant prohibiting the senior secured leverage ratio from exceeding 7.5 to 1.0 for the first four quarters, 6.0 to 1.0 for the next four quarters and 4.75 to 1.0 for the remainder of the agreement beginning two quarters after the commencement of operations of the Baltimore Development. Commencement of operations is defined to occur when certain conditions as defined in the credit agreement are met, which occurred during the quarter ended June 30, 2015. As of June 30, 2016, CBAC Borrower, LLC's SSLR was 3.00 to 1.00.
Concurrently with the closing of the Baltimore Credit Facility, CBAC entered into an equipment financing term loan facility for up to $30.0 million (the "Baltimore FF&E Facility"). Under the Baltimore FF&E Facility, CBAC may use funds from the facility to finance or reimburse the purchase price and certain related costs of furniture, furnishings and equipment ("FF&E") to be used in the Baltimore Development. Proceeds of the Baltimore FF&E Facility will also be available to refinance the purchase price of FF&E purchased with other amounts available to CBAC. The Baltimore FF&E Facility will mature in 2019. CBAC drew down $20.0 million from this facility in November 2014 and the remaining $10.0 million in December 2014.
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
Management believes that CGP LLC is in compliance with the Baltimore Credit Facility and Baltimore FF&E Facility covenants as of June 30, 2016.

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
As of June 30, 2016 and December 31, 2015, the book value of the Cromwell Credit Facility was presented net of the unamortized discount of $3.4 million and $3.8 million, respectively, and net of unamortized debt issuance costs of $1.4 million and $1.6 million, respectively. The effective interest rate was 11.92% as of both June 30, 2016 and December 31, 2015.
The Cromwell Credit Facility also contains certain affirmative and negative covenants and requires PropCo to maintain a SSLR of no more than 5.25 to 1.00 during the first quarter of 2016, which is the ratio of PropCo's first lien senior secured net debt to consolidated PropCo EBITDA. The SSLR from the second quarter of 2016 through the first quarter of 2017 may not exceed 5.00 to 1.00. The SSLR beginning in the second quarter of 2017 and for each fiscal quarter thereafter may not exceed 4.75 to 1.00. As of June 30, 2016, PropCo's SSLR was 4.90 to 1.00.
The Cromwell Credit Facility allows the right to cure provided that (i) in each eight-fiscal-quarter period there shall be no more than five fiscal quarters in which the cure right is exercised and (ii) the cure right may not be exercised in any fiscal quarter that immediately follows two consecutive fiscal quarters in which it was exercised.
As of June 30, 2016 and December 31, 2015, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
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

Other Obligations and Commitments
The table below summarizes CGP LLC's debt and related interest obligations as of June 30, 2016.

	Payments Due by Period
(In millions)	Total	Remainder of 2016	1-3 years	4-5 years	After 5 years
Debt payable to third parties, face value	$2,343.7	$12.1	$245.8	$1,399.3	$686.5
Estimated interest payments to third parties (1)	933.9	92.0	543.5	261.2	37.2
___________________________________________________

(1)	Estimated interest for variable rate debt included in this table is based on rates at June 30, 2016.
Off-Balance Sheet Arrangements
CGP LLC did not have any off-balance sheet arrangements at June 30, 2016 and December 31, 2015.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the FASB Accounting Standards Codification ("ASC") and creates a new Topic 606, Revenue from Contracts with Customers. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance, including revenue recognition guidance specific to the gaming industry, will be eliminated. In addition, interim and annual disclosures will be substantially revised. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which (1) clarifies the principle for determining whether a good or service is separately identifiable from other promises in the contract and, therefore, should be accounted for separately, (2) allows entities to disregard items that are immaterial in the context of a contract, and (3) clarifies how an entity should evaluate the nature of its promise in granting a license by categorizing intellectual property into two categories which will determine whether revenue is recognized at a point in time or over time. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarify and amend certain guidance in Topic 606 on assessing collectability, presentation of sales taxes and other similar taxes collected from customers, non-cash consideration, and completed contracts and contract modifications at transition. In addition, the ASU clarifies that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption; however, an entity is required to disclose the effect on any periods retrospectively adjusted. The ASUs are effective for public business entities for fiscal years beginning after December 15, 2017, and interim reporting periods within that reporting period. Early application is permitted for fiscal years beginning after December 15, 2016, including interim reporting periods within that reporting period. CGP LLC is currently assessing the impact the adoption of these standards will have on its financial statements.
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
In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement for retroactive adjustment when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The amendments in this ASU also require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. The amendments in this guidance are effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. CGP LLC is currently assessing the impact the adoption of this standard will have on its financial statements, but does not believe, based upon preliminary data, that the impact will be material.

The information regarding additional recently issued accounting pronouncements is included in Note 2 — Recently Issued Accounting Pronouncements as accounting pronouncements that are relevant to CAC are also relevant to CGP LLC.
Recent Developments for CGP LLC
See Note 11 — Subsequent Events to the CAC financial statements in this Quarterly Report on Form 10-Q for recent developments.

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

CAESARS GROWTH PARTNERS, LLC
Market Risks Related to Debt
Assuming a constant outstanding balance for our variable rate debt, a hypothetical 1.0% increase in interest rates would increase interest expense for the next twelve months by $9.2 million. At June 30, 2016, the weighted average U.S. Dollar LIBOR rate on our variable rate debt was 0.63%. A hypothetical reduction of this rate to zero would have no impact on interest expense for the next twelve months.
CGP LLC does not purchase or hold any derivative financial instruments for trading purposes.
As of June 30, 2016, CGP LLC's third party long-term variable rate debt reflects borrowings under their credit facilities provided to CGP LLC by a consortium of banks with a total capacity of $1,808.3 million. The interest rates charged on borrowings under these facilities are a function of LIBOR. As such, the interest rates charged to CGP LLC for borrowings under the facilities are subject to change as LIBOR changes.
Debt covenant compliance is disclosed in the Liquidity and Capital Resources section above.
Market Risks Related to Foreign Currency
CGP LLC's foreign currency risk primarily relates to social and mobile games revenue generated outside of the United States with cash denominated in foreign currencies. As of June 30, 2016, CGP LLC has operations in Argentina, Belarus, Canada, Israel, Japan, Romania, Ukraine, and the United Kingdom. CIE's social and mobile games revenues generated outside of the United States were approximately 32.9% and 32.0% for the three and six months ended June 30, 2016, respectively, and 36.8% and 36.9% for the three and six months ended June 30, 2015, respectively. Approximately 1.2% and 1.3% of CGP LLC's Cash and cash equivalents balance is denominated in currencies other than the U.S. Dollar as of June 30, 2016 and December 31, 2015, respectively.
For the three and six months ended June 30, 2016, CGP LLC recognized a loss of $0.7 million and $0.5 million, respectively, related to transactions denominated in foreign currencies. For the three and six months ended June 30, 2015, CGP LLC recognized a gain of $1.2 million and $0.2 million, respectively, related to transactions denominated in foreign currencies. The gain and loss for the respective periods were primarily associated with the weakening and strengthening of the U.S. Dollar against multiple currencies held at CIE's operations outside the United States.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2016. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Controls
There have not been changes in internal controls over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
The plaintiffs issued a notice of intent to file a citizen suit under 42 U.S.C. §§ 6972(a)(1)(A) and (a)(1)(B) of the Resource Conservation and Recovery Act. This notice of intent indicated an intention to sue CBAC (a joint venture among Caesars Baltimore Investment Company, LLC, Rock Gaming Mothership LLC, CVPR Gaming Holdings, LLC, STRON-MD Limited Partnership and PRT Two, LLC), the City of Baltimore, Whiting-Turner, the general contractor for the construction of the Horseshoe Baltimore casino, and the Maryland Chemical Company, the former owner and operator of the site. The citizen suit was filed on September 19, 2013 but did not name Whiting-Turner. The defendants filed motions to dismiss on October 15, 2013 for lack of subject matter jurisdiction and failure to state a claim to which plaintiffs responded on November 1, 2013. The motions to dismiss were granted on July 16, 2014. An appeal was noted on August 13, 2014. Oral argument before the Fourth Circuit occurred on March 25, 2015. On July 1, 2015, the U.S. Court of Appeals for the Fourth Circuit reversed the motion to dismiss and remanded the matter back to the District Court. An order of dismissal was issued on July 5, 2016 following the settlement of the action by all parties. If the settlement is not consummated, the parties have 60 days to move to vacate the dismissal for good cause shown. If no such motion is filed within 60 days, dismissal of the action is with prejudice.
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
CEOC Bondholder Litigation, or Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Delaware Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, CAC, Caesars Entertainment Resort Properties, LLC ("CERP"), Caesars Enterprise Services, LLC ("CES"), Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys' fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC's bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. CEC has informed us that fact discovery in the case is substantially complete, and cross-motions for summary judgment have been filed by the parties. On June 15, 2016, the bankruptcy court granted CEOC's motion for a temporary stay of this proceeding (and others). The stay will remain in effect until August 29, 2016, unless extended.
On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Senior Unsecured Lawsuits") were assigned to the same judge. The claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings. The court denied a motion to dismiss both lawsuits with respect to CEC. The parties have completed fact discovery with respect to both plaintiffs' claims against CEC. On October 23, 2015, plaintiffs in the Senior Unsecured Lawsuits moved for partial summary judgment, and on December 29, 2015, those motions were denied. On December 4, 2015, plaintiff in the action brought on behalf of holders of CEOC's 6.50% Senior Unsecured Notes moved for class certification and briefing has been completed. The judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule for May and June of 2016 and had indicated his intention to rule on these summary judgment motions on or before July 22, 2016, while also setting trial of remaining issues for August 22, 2016. On June 15, 2016, the bankruptcy court granted CEOC's motion for a temporary stay of these proceedings (and others). The stay will remain in effect until August 29, 2016, unless extended. CAC and CGP LLC are not parties to these lawsuits.
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
On March 3, 2015, BOKF filed a lawsuit (the "New York Second Lien Lawsuit") against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the "New York First Lien Lawsuit") against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC's filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases were assigned to the same judge presiding over the other Parent Guarantee Lawsuits, as defined below. CEC filed its answer to the BOKF complaint on March 25, 2015, and to the UMB complaint on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, and on December 22, 2015, the appellate court denied CEC's motion for leave to appeal. On November 20, 2015, BOKF and UMB again moved for partial summary judgment. Those motions likewise were denied. The judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule for May and June of 2016 and had indicated his intention to rule on these summary judgment motions on or before July 22, 2016, while also setting trial of remaining issues for August 22, 2016. On June 15, 2016, the bankruptcy court granted CEOC's motion for a temporary stay of the BOKF proceedings (and others). UMB has consented to application of the temporary stay to its lawsuit as well. The stay will remain in effect until August 29, 2016, unless extended. CAC and CGP LLC are not parties to these lawsuits.
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
On October 20, 2015, Wilmington Trust, National Association ("Wilmington Trust"), filed a lawsuit (the "New York Senior Notes Lawsuit" and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the "Parent Guarantee Lawsuits") against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC's 10.75% Senior Notes due 2016 (the "10.75% Senior Notes"). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC filed its answer to the complaint on November 23, 2015. As with the other parent guaranty lawsuits taking place in Manhattan, the judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule for May and June of 2016 and had indicated his intention to rule on these summary judgment motions on or before July 22, 2016, while also setting trial of remaining issues for August 22, 2016. On June 15, 2016, the bankruptcy court granted CEOC's motion for a temporary stay of many of the Parent Guarantee Lawsuits. Wilmington Trust has consented to application of the temporary stay to this lawsuit. The stay will remain in effect until August 29, 2016, unless extended. CAC and CGP LLC are not parties to these lawsuits.
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
As part of CEOC's bankruptcy proceeding, the Official Committee of Second Priority Noteholders ("Second Priority Noteholders") filed a standing motion in bankruptcy court on May 13, 2016 seeking standing to commence claims on behalf of CEOC's estate. The proposed complaint names as potential defendants CAC, CGP LLC, CIE, and CES as well as CEC and CERP among others, and seeks recovery of assets transferred from CEOC. The proposed complaint alleges claims on behalf of CEOC's estate ranging in value from $8.1 billion to $12.6 billion against all defendants, as valued by the Second Priority Noteholders. Of this amount, the Second Priority Noteholders allege potential claims against CAC, CGP LLC, and CIE ranging from $3.7 billion to $7.9 billion, without taking into account any duplicative recovery, based on calculations in an exhibit to the revised disclosure statement filed in the bankruptcy court on May 27, 2016. A hearing on the standing motion is scheduled for September 12, 2016.
Report of Bankruptcy Examiner
The Bankruptcy Court previously engaged an independent examiner to investigate possible claims CEOC might have against CEC, CAC, CGP LLC, other entities and certain individuals. On March 15, 2016, the examiner released his report in redacted form (to the public) and in unredacted form (to certain entities and individuals). CAC, CGP LLC and CIE do not have access to the unredacted report, and accordingly the description below is based on the redacted publicly-available report. The examiner is working with numerous parties to release an unredacted report, which will be made available after confidentiality issues are resolved.
The examiner's report identifies a variety of potential claims against CAC, CGP LLC, CIE, other entities and certain individuals related to a number of transactions dating back to 2009. Most of the examiner's findings are based on his view that CEOC was "insolvent" at the time of the applicable transactions. The examiner's report includes his conclusions on the relative strength of these possible claims, many of which are described above. The examiner calculates an estimated range of potential damages for these potential claims as against all parties from $3.6 billion to $5.1 billion. The examiner calculates an estimated range of potential damages for potential claims against CAC, CGP LLC and CIE from $1.7 billion to $2.3 billion, ignoring potential duplication of recovery from other defendants. Neither calculation takes into account probability of success, likelihood of collection, or the time or cost of litigation.
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
In April 2016, CAC and various other constituents began mediation with Joseph Farnan, the former chief judge of the United States District Court for the District of Delaware, seeking to reach a resolution of various issues including the potential claims of the CEOC bankruptcy estate and other issues regarding a plan of reorganization of CEOC. The mediation has continued throughout June and July, with more sessions expected in the coming weeks.

On June 28, 2016, an order approving the disclosure statement and an order approving solicitation procedures for creditors to vote on the revised second amended joint plan of reorganization were entered in the bankruptcy court. The confirmation hearing is currently scheduled to begin on January 17, 2017 (which date is subject to being moved by the bankruptcy court).
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
Item 1A. Risk Factors
Risks Related to the Pending Acquisition of the Company by Caesars Entertainment
We may not be able to consummate our announced acquisition by CEC in the anticipated timeframe, or at all.
As previously announced, on December 21, 2014, we entered into the Merger Agreement with CEC, pursuant to which, subject to satisfaction or waiver of certain conditions, CAC will merge with and into CEC, with CEC as the surviving company. On July 9, 2016, we agreed with CEC to amend and restate the Merger Agreement (as amended the "Amended Merger Agreement"). There are a number of risks and uncertainties associated with the consummation of the Proposed Merger with CEC, and completion of the Proposed Merger is contingent upon customary closing conditions, including approval of the Amended Merger Agreement by our stockholders as well as CEC's stockholders and receipt of certain regulatory approvals. In addition to obtaining the stockholder approvals, consummation of the Proposed Merger is also subject to other conditions, including the CEOC restructuring plan confirmed by the bankruptcy court containing the Debtor Release, the Third-Party Release and the Exculpation, each as defined in the CEOC restructuring plan. The order approving the disclosure statement and the order approving solicitation procedures for creditors to vote on the revised second amended joint plan of reorganization were both approved on June 28, 2016. The confirmation hearing is currently scheduled to begin January 17, 2017 (which date is subject to being moved by the bankruptcy court). Failure to obtain the required approvals within the expected time frame, or having to make significant changes to the structure, terms, or conditions of the Proposed Merger to obtain such approvals, may result in a material delay in, or the abandonment of, the Proposed Merger. There can be no assurance that these conditions of the Proposed Merger will be satisfied, and if satisfied, when they will be satisfied. In no event will the Proposed Merger be completed later than December 31, 2017, unless CAC and CEC otherwise agree.
Even if the CEOC restructuring plan confirmed by the bankruptcy court contains such Debtor Release, Third-Party Release and Exculpation, under certain circumstances the Exchange Ratio may be adjusted or the Amended Merger Agreement may be terminated.
Additionally, CEC is subject to litigation which if decided adversely may increase the risk the conditions to consummation of the Proposed Merger are not satisfied. As further discussed in the section entitled "Legal Proceedings - CEOC Bondholder Litigation, or Noteholder Disputes," on July 22, 2015, the bankruptcy judge presiding over the CEOC bankruptcy denied CEOC's request to stay certain litigation against CEC including the Delaware Second Lien Lawsuit, the New York First Lien Lawsuit, the New York Second Lien Lawsuit and the Senior Unsecured Lawsuits and, following multiple appeals, on December 23, 2015, a panel of the Seventh Circuit Court of Appeals vacated the bankruptcy court's denial of CEOC's requested stay and remanded the issue to the bankruptcy court for further consideration. On January 11, 2015, CEOC petitioned the Seventh Circuit to rehear the appeal. CEOC's petition for rehearing was denied on January 25, 2016, and the case was remanded to the bankruptcy court on February 2, 2016. On February 26, 2016, the bankruptcy court issued a ruling granting CEOC's request to stay the litigation identified above until the earlier of (i) 60 days after the examiner files his initial final report and (ii) May 9, 2016. The second lien notes trustee BOKF sought limited relief from the bankruptcy court's order on March 3, 2016, requesting that all pre-trial matters and rulings be allowed to move forward. On March 10, 2016, the bankruptcy court modified the preliminary injunction to clarify that BOKF may engage in all pre-trial matters. On May 10, 2015, BOKF moved for partial summary judgment on claims related to breach of contract and violation of the Trust Indenture Act of 1939. The parties completed summary judgment briefing prior to the bankruptcy court's June 15, 2016 grant of a temporary stay through August 29, 2016 of the Parent Guarantee Lawsuits. Adverse rulings may result in reinstatement of the CEC guarantee of certain CEOC debt which could increase the risk the conditions to consummation of the Proposed Merger are not satisfied. Adverse rulings may also result in the possibility that Caesars Entertainment enters bankruptcy or is unable to continue as a going concern.
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
At emergence from Chapter 11, CEOC will be required to or may deem it advisable to settle in cash certain obligations (such as professional fees, certain accrued and unpaid interest and debt obligations) that matured during the Chapter 11 bankruptcy cases. Additionally, if the revised second amended joint plan of reorganization, filed with the bankruptcy court on June 28, 2016, is confirmed, Caesars Entertainment will be required to (i) contribute over $400 million to pay a forbearance fee, for general corporate purposes and to fund sources and uses and (ii) purchase up to approximately $1.0 billion of new equity in the restructured CEOC and its subsidiaries. As a result of these payments and investments, Caesars Entertainment may have less cash available in future periods for investments and operating expenses and, as a result, the confirmation of the CEOC reorganization plan and emergence of CEOC from bankruptcy may have a negative impact on the combined company and on its ability to sustain its operations. An order approving the disclosure statement and an order approving solicitation procedures for creditors to vote on the revised second amended joint plan of reorganization were both approved on June 28, 2016. The confirmation hearing for the revised second amended joint plan is currently scheduled to begin January 17, 2017 (which date is subject to being moved by the bankruptcy court).
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
Under the terms of the Amended Merger Agreement, we are required to operate our business in the ordinary course, and we are also subject to certain restrictions on the conduct of our business prior to the consummation of the Proposed Merger without the consent of CEC, including, among other things, certain restrictions on our ability to enter new lines of business; make certain investments and acquisitions; sell, transfer, lease, dispose of or grant our assets; enter into certain contracts; incur indebtedness; and make certain capital expenditures. These restrictions, which could be in place for an extended period of time if the consummation of the Proposed Merger is delayed, could prevent us from pursuing otherwise attractive business opportunities, result in our inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm our business, financial results and operations.
In the event that the pending Proposed Merger with CEC is not completed, the trading price of our common stock and our future business and financial results may be negatively impacted.
As noted above, the conditions to the completion of the Proposed Merger with CEC may not be satisfied, and even if the CEOC restructuring plan confirmed by the bankruptcy court contains such Debtor Release, Third-Party Release and Exculpation, under certain circumstances the Exchange Ratio may be adjusted or the Amended Merger Agreement may be terminated. If the Proposed Merger with CEC is not completed for any reason, we would still be liable for significant transaction costs and the focus of our management would have been diverted from seeking other potential opportunities without realizing any benefits of the completed Proposed Merger. If we do not complete the Proposed Merger, certain litigation against us such as the Debtor Release and the Third Party Release will remain outstanding and not be released. Furthermore, if we do not complete the Proposed Merger, it is possible that CEOC or its creditors could institute additional litigation against us, asserting claims such as those identified in the examiner's report. If we do not complete the Proposed Merger, the price of our common stock may decline significantly from the current market price, which may reflect a market assumption that the Proposed Merger will be completed.
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
CAC and the individual members of our Board of Directors have been named as defendants in certain lawsuits relating to the Amended Merger Agreement and the Proposed Merger, and may be named in additional lawsuits relating to the Amended Merger Agreement and the Proposed Merger. The lawsuit filed to date generally alleges that the directors breached their fiduciary duties by engaging in a flawed sales process, by approving an inadequate price, and by agreeing to provisions that would allegedly preclude another interested buyer from making a financially superior proposal to acquire the company. The defense of any such lawsuits, and any additional lawsuits relating to the Amended Merger Agreement and the Proposed Merger,

may be expensive and may divert management's attention and resources, which could adversely affect our business results of operations and financial condition.
The Proposed Merger may be completed on terms different than those contained in the Amended Merger Agreement.
Prior to the completion of the Proposed Merger, the parties may, by their mutual agreement, amend or alter the terms of the Amended Merger Agreement, including with respect to, among other things, the merger consideration to be received by our stockholders or any covenants or agreements with respect to the parties' respective operations pending completion of the Proposed Merger. In addition, either party may choose to waive certain requirements of the Amended Merger Agreement, including some conditions to closing the Proposed Merger. Any such amendments, alterations or waivers may have negative consequences to the other parties or their respective stockholders, including the possibility that consideration paid in the Proposed Merger may be reduced.
Our stockholders cannot be certain of the date they will receive the merger consideration or of the aggregate value of the merger consideration they will receive.
The date that our stockholders will receive the merger consideration depends on the completion date of the Proposed Merger, which is uncertain. In no event will the Proposed Merger be completed later than December 31, 2017 unless CAC and CEC otherwise agree. The date that the Proposed Merger becomes effective may be later than the date of the special meeting of our stockholders to approve the Proposed Merger, and at the time of our special meeting, our stockholders will not know the exact market value of the CEC Common Stock that they will receive upon completion of the Proposed Merger. The dollar value of the consideration received by our stockholders will depend upon the market value of CEC Common Stock at the effective time of the Proposed Merger, and such dollar value may be different from, and lower than, the dollar value of the merger consideration today or the date of the special meeting of our stockholders to approve the Proposed Merger.
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
The Bankruptcy Court previously engaged an independent examiner to investigate possible claims CEOC might have against CEC, CAC, CGP LLC, other entities and certain individuals. On March 15, 2016, the examiner released his report in redacted form (to the public) and in unredacted form (to certain entities and individuals). CAC, CGP LLC and CIE do not have access to the unredacted report, and accordingly the description below is based on the redacted publicly-available report. The examiner is working with numerous parties to release an unredacted report, which will be made available after confidentiality issues are resolved.

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
In April 2016, CAC and various other constituents began mediation with Joseph Farnan, the former chief judge of the United States District Court for the District of Delaware, seeking to reach a resolution of various issues including the potential claims of the CEOC bankruptcy estate and other issues regarding a plan of reorganization of CEOC. The mediation has continued throughout June and July, with more sessions expected in the coming weeks.
On June 28, 2016, an order approving the disclosure statement and an order approving solicitation procedures for creditors to vote on the revised second amended joint plan of reorganization were entered in the bankruptcy court. The confirmation hearing is currently scheduled to begin on January 17, 2017 (which date is subject to being moved by the bankruptcy court).
On July 9, 2016, CAC and CEOC agreed to amend and restate the Restructuring Support Agreement, dated as of June 12, 2016, among CAC, CEOC and CEC.
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
CAC and CGP LLC strongly believe there is no merit to the actions described in Item 1. Legal Proceedings — CEOC Bondholder Litigation, or Noteholder Disputes and CAC and CGP LLC will defend themselves vigorously and seek appropriate relief should any action be brought. However, in the CEOC Bondholder Litigation, or Noteholder Disputes, plaintiffs seek, among other remedies, return to CEOC of six casino properties CGP LLC acquired in the Transactions and the Asset Purchase Transactions for approximately $3.1 billion in cash and assumed debt. The six casino properties acquired in the Transactions and the Asset Purchase Transactions are the only casino properties owned by CGP LLC and account for 100% of CGP LLC's revenue from casino operations. If CAC and CGP LLC lose the lawsuits described above, they may have to return the assets or their value to Caesars Entertainment and its subsidiaries, or be forced to pay additional amounts therefor. During the six months ended June 30, 2016, revenue from casino operations accounted for 63.8% of CGP LLC's total net revenue. If CGP LLC were forced to return the casino properties to Caesars Entertainment and its subsidiaries, that could cause it to lose the benefit of substantial revenue generated by those properties. Additionally, if a court were to find that the transfers and sales in the Transactions and the Asset Purchase Transactions were improper, that could trigger a default under the debt that we raised to finance these transfers. These consequences could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
CAC and CGP LLC are defendants in certain legal proceedings, including the lawsuits relating to the Amended Merger Agreement and the Proposed Merger, as discussed in Item 1. Legal Proceedings. If a court were to find in favor of the claimants in these proceedings, such determination could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
In recent years, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, CGP LLC's largest market, and competition has increased significantly. For example, SLS Las Vegas opened in August 2014 on the northern end of the Strip, and the Genting Group has announced plans to develop a casino and hotel called Resorts World Las Vegas, which is expected to open in 2018 on the northern end of the Strip. Also, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. MGM's The Park and joint venture with AEG, T-Mobile Arena, located between New York-New York and Monte Carlo, opened in April 2016 and includes retail and dining options and a 20,000 seat indoor arena for sporting events and concerts. In addition, in June 2016, MGM announced that the Monte Carlo Resort and Casino will undergo $450 million in non-gaming renovations focused on room, food and beverage and entertainment enhancements and is expected to re-open in late 2018 as two newly branded hotels. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of CGP LLC's competitors have increased competition in many markets in which they operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect CGP LLC's financial performance. Growth in consumer demand for non-gaming offerings could also negatively impact our gaming revenue.
In addition, in the mid-Atlantic region, existing casino resorts provide a number of gaming options for customers, thereby creating significant competition for Horseshoe Baltimore. The casino resorts in the mid-Atlantic region compete with each other on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered and size. Further, when MGM National Harbor in Maryland opens, it may draw additional customers away from Horseshoe Baltimore. In addition, in June 2016, Maryland Live! announced plans to invest $200 million to construct a new hotel with additional food and beverage and entertainment options adjacent to its casino. If Horseshoe Baltimore is unable to effectively compete with other regional casino resorts or keep customers, this inability may negatively affect Horseshoe Baltimore's, and therefore CGP LLC's, business and operations.
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
Historically, CIE has depended on one game for the majority of its revenue and we expect that this dependency will likely continue for the foreseeable future. Specifically, Slotomania accounted for 34.3% of CIE's social and mobile online game revenue for the three months ended June 30, 2016 and 32.7% of CIE's total revenue for the three months ended June 30, 2016. CIE's growth depends on its ability to increase interest in its key established game, Slotomania, by continually enhancing the game. Each of CIE's games requires significant engineering, marketing and other resources to develop, launch and sustain via regular upgrades and expansions, and such costs on average have increased and are likely to continue to increase in the future. CIE's ability to successfully launch, sustain and expand games and attract and retain players largely depends on its ability to:

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
Consistent with the social and mobile games business model, only a small portion of CIE's social and mobile games players pay for virtual goods. During the three months ended June 30, 2016, CIE's social and mobile games business had approximately 891 thousand average Monthly Unique Payers, or 4.6% of the total number of CIE's average Monthly Unique Users, on its social and mobile platforms. In order to sustain and increase CIE's revenue levels, CIE must attract, retain and increase the number of players that are payers. To retain players, CIE must devote significant resources so that the games they play retain their interest and attract them to CIE's other games. If CIE fails to grow or sustain its player base, or if the rates at which CIE attracts and retains players declines or if the average amount of revenue CIE receives from its players declines, it could have a material adverse effect on CIE's, and therefore CGP LLC's, business, financial condition and operating results.
The social and mobile games industry is rapidly growing and changing, which makes it difficult to evaluate CIE's business and prospects.
Social and mobile games, from which CGP LLC derived 95.2% of the revenue for the Interactive Entertainment business during the three months ended June 30, 2016, is a rapidly growing and evolving industry. The growth of the industries and the level of demand and market acceptance of CIE's games are subject to a high degree of uncertainty. CIE's future operating results will depend on numerous factors affecting the social and mobile games industry and the online gaming industry in the U.S., many of which are beyond CIE's control, including, among others:

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
CIE continues to experience rapid growth in its headcount and operations, which will continue to place significant demands on its management and operational, financial and technological infrastructure. As of June 30, 2016, approximately 31.9% of CIE's employees had been with CIE for less than one year and approximately 58.8% for less than two years. Moreover, a number of the individuals CIE relies on for its operations are consultants, not full-time employees on CIE's payroll. As CIE continues to grow, it must expend significant resources to identify, hire, integrate, develop and motivate a large number of qualified employees. If CIE fails to effectively manage its hiring needs and successfully integrate its new hires, CIE's ability to continue launching new games and enhance existing games could suffer.
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
Facebook, Apple iOS and Google Android are significant distribution, marketing, promotion and payment platforms for CIE's games. In the second quarter of 2016, CIE generated approximately 96.3% of social and mobile games revenue and 94.4%

of its social and mobile games users through the Facebook, Apple iOS and Google Android platforms and we expect CIE to continue to do so for the foreseeable future. CIE is subject to Facebook's, Apple's and Google's respective standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on the Facebook, Apple iOS and Android platforms. Additionally, Apple and Google rate each game for age appropriateness.
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
Prior to the closing of the Rights Offering and our listing on the NASDAQ Global Select market on November 19, 2013, there had not been a public market for our Class A common stock. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market or how liquid that market might become. The Sponsors own approximately 65.5% of our Class A common stock and while the shares are eligible for resale, currently such shares are not available for the public market. As a result, our shares may be less liquid than the shares of other newly public companies or other public companies generally and there may be imbalances between supply and demand for our shares. As a result, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. If an active trading market does not develop, you may have difficulty selling any of our common stock that you buy. Consequently, you may not be able to sell our Class A common stock at prices equal to or greater than the price you paid.

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
As of June 30, 2016, CAC held approximately $290 million in aggregate principal amount of the CEOC Notes with fixed rates of interest. Fixed rate securities are sensitive to fluctuations in market interest rates and if interest rates increase, the fixed rate securities held by CAC will decrease in value. Currently, market interest rates have been at record low rates. Accordingly, an increase in market interest rates from current levels could cause the value of the fixed rate securities to decrease significantly.
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
Hamlet Holdings beneficially owns approximately 65.5% of our Class A common stock. Hamlet Holdings has the power to control our Board. Moreover, Hamlet Holdings has the ability to vote on any transaction that requires the approval of our Board or our stockholders, including the approval of significant corporate transactions such as mergers and the sale of substantially all of our assets. In addition, Hamlet Holdings, the members of which are comprised of individuals affiliated with Apollo and TPG, as of the date hereof beneficially owned a majority of Caesars Entertainment's common stock pursuant to an irrevocable proxy providing Hamlet Holdings with sole voting and sole dispositive power over those shares, which gives them power to elect all of Caesars Entertainment's directors. As a result, even though an independent committee of the Board of Caesars Entertainment may make decisions with regard to development opportunities for CGP LLC, Hamlet Holdings is in a position to exert a significant influence over both of CAC and Caesars Entertainment and the direction of their business and operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2016, between Caesars Acquisition Company and Caesars Entertainment Corporation.	—	8-K	—	2.1	7/11/2016

10.1	Restructuring Support Agreement, dated as of June 12, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Acquisition Company, and Caesars Entertainment Corporation.	—	8-K	—	10.1	6/13/2016

10.2	Voting Agreement, dated as of July 9, 2016, among Caesars Acquisition Company, Hamlet Holdings LLC and the Holders party thereto.	—	8-K	—	10.1	7/11/2016

10.3	Amended and Restated Restructuring Support Agreement, dated as of July 9, 2016, between Caesars Acquisition Company and Caesars Entertainment Operating Company, Inc.	—	8-K	—	10.2	7/11/2016

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

* 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

* 32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

99.1	Consolidated Condensed financial information of Caesars Growth Partners, LLC as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015.	X

101
The following financial statements from the Company's Form 10-Q as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015 formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations and Comprehensive Income, (iii) Condensed Statements of Stockholders' Equity, (iv) Condensed Statements of Cash Flows, (v) Notes to Condensed Financial Statements.
		X

*	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ACQUISITION COMPANY

August 2, 2016	By:	/S/ TROY J. VANKE
Troy J. Vanke
Chief Accounting Officer