Form 10-Q
period 2016-09-30
Caesars Acquisition Co
filed 2016-11-07
CIK 1575879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2016
Class A Common Stock, $0.001 par value	138,224,973

CAESARS ACQUISITION COMPANY
Caesars Acquisition Company and its subsidiaries have proprietary rights to a number of trademarks used in this Quarterly Report on Form 10-Q that are important to its business, including, without limitation, The World Series of Poker ("WSOP"). In addition, Caesars Entertainment Corporation, our joint venture partner in Caesars Growth Partners, LLC, and Caesars Entertainment Operating Company, Inc., and their respective subsidiaries, have proprietary rights to, among others, Caesars, Caesars Entertainment, Harrah's, Total Rewards, Horseshoe and Bally's. We have omitted the registered trademark (®) and trademark (™) symbols for such trademarks named in this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except par value and share data)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$25.1	$19.1
Receivables	0.4	—
Receivable from related party	278.8	0.9
Prepayments and other current assets	0.2	21.5
Total current assets	304.5	41.5

Equity method investment in Caesars Growth Partners, LLC	1,518.3	1,095.9
Deferred tax assets	145.2	—
Total assets	$1,968.0	$1,137.4

Liabilities and Stockholders' Equity
Accrued income taxes	$257.3	$0.1
Total current liabilities	257.3	0.1
Deferred tax liabilities	—	69.9
Deferred credits and other	97.0	—
Total liabilities	354.3	70.0

Commitments and contingencies (Note 7)

Stockholders' Equity
Common stock: $0.001 par value; 300,000,000 Class A shares and 900,000,000 Class B shares authorized at September 30, 2016 and December 31, 2015; 137,760,236 and 137,341,569 Class A shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	1,022.9	1,016.2
Retained earnings	590.7	51.1
Total stockholders' equity	1,613.7	1,067.4
Total liabilities and stockholders' equity	$1,968.0	$1,137.4
See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$—	$—	$—	$—
Operating expenses	9.3	9.2	23.2	24.4
Loss from operations	(9.3)	(9.2)	(23.2)	(24.4)

Income from equity method investment in Caesars Growth Partners, LLC	672.5	24.4	721.3	73.0
Income before provision for income taxes	663.2	15.2	698.1	48.6
Provision for income taxes	(141.3)	(8.2)	(158.5)	(25.1)
Net income	521.9	7.0	539.6	23.5
Other comprehensive income, net of income taxes	—	—	—	—
Comprehensive income	$521.9	$7.0	$539.6	$23.5

Earnings per share
Basic	$3.80	$0.05	$3.93	$0.17
Diluted	$3.78	$0.05	$3.92	$0.17
Weighted average common shares outstanding
Basic	137.5	136.4	137.4	136.4
Diluted	138.0	136.8	137.7	136.6
See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In millions)

	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance at January 1, 2015	$0.1	$1,003.9	$19.1	$1,023.1
Net income	—	—	23.5	23.5
Stock-based compensation	—	7.2	—	7.2
Balance at September 30, 2015	$0.1	$1,011.1	$42.6	$1,053.8

Balance at January 1, 2016	$0.1	$1,016.2	$51.1	$1,067.4
Net income	—	—	539.6	539.6
Stock-based compensation	—	3.4	—	3.4
Common stock issuances	—	3.3	—	3.3
Balance at September 30, 2016	$0.1	$1,022.9	$590.7	$1,613.7
See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$539.6	$23.5
Adjustments to reconcile net income to cash flows provided by operating activities
Income from equity method investment in Caesars Growth Partners, LLC	(721.3)	(73.0)
Distributions from equity method investee Caesars Growth Partners, LLC	21.0	25.7
Stock-based compensation	3.4	7.2
Deferred income taxes	(215.1)	21.7
Net change in long-term accounts	97.0	—
Change in assets and liabilities:
Receivables	(0.4)	—
Prepayments and other current assets	21.3	4.5
Accrued income taxes	257.2	(0.6)
Cash flows provided by operating activities	2.7	9.0
Cash flows provided by investing activities	—	—
Cash flows from financing activities
Issuance of common stock	3.3	—
Cash flows provided by financing activities	3.3	—
Net increase in cash and cash equivalents	6.0	9.0
Cash and cash equivalents, beginning of period	19.1	8.8
Cash and cash equivalents, end of period	$25.1	$17.8
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
On July 9, 2016, CAC and CEC agreed to amend and restate the Merger Agreement (the "Amended Merger Agreement"). In connection with the entry into the Amended Merger Agreement, on July 9, 2016, (i) CAC and Caesars Entertainment Operating Company, Inc. ("CEOC"), a majority owned subsidiary of CEC, agreed to amend and restate the Restructuring Support Agreement (as amended, the "CAC RSA"), dated as of June 12, 2016, among CAC, CEOC and CEC; (ii) CEC and CEOC agreed to amend the Restructuring Support, Settlement and Contribution Agreement, dated as of June 7, 2016 (as amended, the "CEC RSA" and, together with the CAC RSA, the "Caesars RSAs"), between CEC and CEOC; and (iii) CAC entered into a Voting Agreement (the "Voting Agreement") with Hamlet Holdings LLC ("Hamlet Holdings"), and solely with respect to certain provisions of the Voting Agreement, affiliates of Apollo Global Management, LLC and TPG Capital, LP and certain of their co-investors (collectively, the "Holders"). The Caesars RSAs were entered into with respect to the restructuring of CEOC's indebtedness (the "Restructuring") and, together with the Amended Merger Agreement, are consistent with the terms proposed under the second amended joint chapter 11 plan of reorganization (as amended, the "Plan") of CEOC and each of the debtors (together with CEOC, the "Debtors") in the CEOC Chapter 11 Cases.
The exchange ratio, pursuant to which shares of CAC's class A common stock, par value $0.001 per share (the "Class A Common Stock") and CAC's class B common stock, par value $0.001 per share (the "Class B Common Stock," and together with the Class A Common Stock, the "CAC Common Stock"), will become exchangeable for shares of CEC's common stock, par value $0.01 per share ("CEC Common Stock"), has been amended to ensure that holders of CAC Common Stock immediately prior to the closing of the Proposed Merger (the "Merger Closing") will receive 27% of the outstanding CEC Common Stock on a fully diluted basis (prior to conversion of the new CEC convertible notes) (and which, upon conversion at any time following the Merger Closing, will result in pro rata dilution to all holders of CEC Common Stock, including holders of CAC Common Stock immediately prior to the Merger Closing) (the "Exchange Ratio"). The Exchange Ratio may be adjusted pursuant to the Amended Merger Agreement and such adjustment will be determined on the earlier of (i) the date on which the special committee of CAC's Board of Directors (the "CAC Special Committee") and the special committee of CEC's Board of Directors (the "CEC Special Committee"), each composed solely of independent directors, agree in writing as to the Exchange Ratio, and (ii) the sixth business day following the date on which the Adjustment Period (as described below) ends.
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
The closing of the merger is subject to the adoption of the Amended Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares of CAC Common Stock and CEC Common Stock, respectively. In addition to the closing conditions originally set forth in the Merger Agreement, each of CAC and CEC have agreed that their respective obligation to consummate the merger is subject to the fulfillment of the Plan containing the Debtor Release, the Third-Party Release and the Exculpation. However, the Amended Merger Agreement eliminated from the closing conditions set forth in the Merger Agreement (i) minimum cash closing conditions for both parties and (ii) a closing condition that limited tax costs relating to the Restructuring to close the Proposed Merger.
The Amended Merger Agreement provides certain termination rights to each of CAC and CEC based on, among other things: (i) CEOC filing (including any of its debtor subsidiaries), without CAC's or CEC's prior written consent, respectively, (x) a plan of reorganization, a disclosure statement or a proposed order entered by the Bankruptcy Court confirming the Plan that is materially consistent with the RSAs and the Plan and otherwise acceptable to each of CAC and CEC ("Confirmation Order") that does not include the Debtor Release, the Third-Party Release or the Exculpation as to CAC, CGP LLC, their subsidiaries, and their respective representatives ("CAC Released Parties") or CEC, its subsidiaries, and their respective representatives ("CEC Released Parties"), respectively, in form and substance consistent in all material respects with such provisions as set forth in the Plan or (y) any motion, pleading or other document with the Bankruptcy Court in the CEOC Chapter 11 Cases that is otherwise materially inconsistent with the CAC RSA or CEC RSA, respectively, or the Plan, (ii) the Confirmation Order (x) not including the Debtor Release, the Third-Party Release or the Exculpation as to the CAC Released Parties or the CEC Released Parties, respectively, in form and substance consistent in all material respect with such provisions as set forth in the Plan or (y) not being otherwise materially consistent with the Plan, (iii) the 105 Injunction Order no longer being in effect or, subject to certain conditions, CEOC failing to file a motion on or before August 14, 2016, or such earlier date as may be required by local rules governing the CEOC Chapter 11 Cases for the filing of such motion, seeking to extend the 105 Injunction Order currently in effect to the period ending on the confirmation date, (iv) either of the Caesars RSAs being terminated or becoming null and void or (v) the date on which the merger becomes effective not occurring by the close of business on December 31, 2017.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses classification issues related to the statement of cash flows. The amendments in ASU No. 2016-15 provide guidance on the following eight specific cash flow issues: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. For public business entities, the ASU will be effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. We are currently assessing the impact the adoption of this standard will have on our financial statements.
In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control, which amends ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendment alters how a decision maker should consider indirect interests in a variable interest entity ("VIE") held through an entity under common control. If a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. ASU No. 2016-17 does not change the characteristics of a primary beneficiary in the VIE model. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. We are currently assessing the impact the adoption of this standard will have on our financial statements.

Note 3 — Equity Method Investment in Caesars Growth Partners, LLC
CAC's earnings from CGP LLC using the HLBV form of the equity method of accounting for the three and nine months ended September 30, 2016 were equal to our preferred return of 10.5% of capital invested by CGP LLC plus an additional pro rata distribution due to the increase in CAC's contractual claim on CGP LLC's accounting balance sheet as a result of the sale of Caesars Interactive Entertainment, LLC's ("CIE", formerly Caesars Interactive Entertainment, Inc.) social and mobile games business (the "SMG Business") in September 2016. CAC's earnings from CGP LLC using the HLBV form of the equity method of accounting for the three and nine months ended September 30, 2015 were equal to our preferred return of 10.5% of capital invested by CGP LLC. CAC also receives distributions from CGP LLC in accordance with the Amended and Restated Limited Liability Company Agreement, the transaction agreement related to the formation of CGP LLC, ("CGP Operating Agreement") for reimbursement of its expenses incurred. These distributions are recorded as reductions to the equity method investment in Caesars Growth Partners, LLC.
Our investee, CGP LLC, had the following financial results as of or for the periods indicated (see CGP LLC financial information in Exhibit 99.1):

	Nine Months Ended September 30,
(In millions)	2016	2015
Statements of Operations
Revenues
Net revenues	$1,284.1	$1,217.4
Operating expenses
Direct operating expenses	581.7	572.8
Property, general, administrative and other	559.4	363.0
Write-downs, reserves and project opening costs, net of recoveries	0.5	8.4
Management fees to related parties	33.3	45.1
Depreciation and amortization	129.5	110.9
Change in fair value of contingently issuable non-voting membership units	—	(107.5)
Total operating expenses	1,304.4	992.7
(Loss)/income from operations	(20.3)	224.7
Interest expense, net of interest capitalized	(149.1)	(145.3)
Other income, net	—	4.0
(Loss)/income from continuing operations before benefit from income taxes	(169.4)	83.4
Benefit from income taxes	9.2	3.8
Net (loss)/income from continuing operations	(160.2)	87.2
Discontinued operations
Income from discontinued operations before income taxes, including $4,161.2 gain on sale of SMG Business in the third quarter of 2016	4,090.9	164.1
Provision for income taxes related to discontinued operations	(13.8)	(49.7)
Net income from discontinued operations	4,077.1	114.4
Net income	3,916.9	201.6
Less: net loss/(income) attributable to non-controlling interests	26.4	(4.0)
Net income attributable to Caesars Growth Partners, LLC	$3,943.3	$197.6

Balance Sheet Data (at period end)	September 30, 2016	December 31, 2015
Current assets	$4,590.8	$1,250.0
Long-term assets	3,179.1	3,283.3
Current liabilities	752.0	388.2
Long-term liabilities	2,287.8	2,413.4
Redeemable non-controlling interests	0.9	0.5
Equity attributable to Caesars Growth Partners, LLC	4,718.6	1,691.0
Non-redeemable non-controlling interests	10.6	40.2
Disposition of SMG Business
On September 23, 2016, CIE, a Delaware limited liability company, a subsidiary of CGP LLC, sold its social and mobile games business (the "SMG Business") for $4.4 billion, subject to customary purchase price adjustments, to Alpha Frontier Limited, a Cayman Islands exempted company ("Purchaser") (such sale, together with the transactions contemplated under the Purchase Agreement, the "Sale"), pursuant to the Stock Purchase Agreement, dated as of July 30, 2016 (the "Purchase Agreement"), entered into by and among CIE, Purchaser, and, solely for certain limited purposes described therein, CGP LLC, and CIE Growth, LLC, a Delaware limited liability company. The Purchaser was backed by a consortium that includes Giant Investment (HK) Limited, an affiliate of Shanghai Giant Network Technology Co., Ltd.; Yunfeng Capital; China Oceanwide Holdings Group Co., Ltd.; China Minsheng Trust Co., Ltd.; CDH China HF Holdings Company Limited and Hony Capital Fund. As a result of the Sale, the historical results of CGP LLC have been recast to reflect the portion of the CIE business disposed of as discontinued operations for all periods presented herein.
CGP LLC recognized a pre-tax gain of approximately $4.2 billion from the Sale. To the extent that there are purchase price adjustments subsequent to September 30, 2016, the overall recorded gain on the transaction may be adjusted. At September 30, 2016, an estimated current income tax expense on the portion of the gain attributable to CAC in the amount of approximately $277.6 million was recorded on CAC's Condensed Balance Sheet within Accrued income taxes. CAC also recorded a Receivable from related party and a corresponding reduction in its Equity method investment in Caesars Growth Partners, LLC for $277.6 million, as CGP LLC is required under the terms of the CGP LLC Operating Agreement to pay CAC's tax obligation resulting from the Sale once such amount is paid by CAC.
Pursuant to the Purchase Agreement, CIE agreed to hold a portion of the Sale proceeds in a separate maintenance account (the "CIE Escrow Account") until the occurrence of certain bankruptcy release events. At September 30, 2016, the balance in the CIE Escrow Account was approximately $2,764.0 million, which is included as short-term Restricted cash in CGP LLC's Consolidated Condensed Balance Sheet.
In addition, CIE placed $264.0 million into escrow (the "Indemnity Escrow") to secure the potential indemnity claims of Purchaser for a period of twelve months from the closing of the Sale (the "SMG Business Sale Closing") pursuant to the terms of the Purchase Agreement. At September 30, 2016, the balance in the Indemnity Escrow was recorded on CGP LLC's Consolidated Condensed Balance Sheet as short-term Restricted cash and there were no indemnity claims made.
In connection with the SMG Business Sale Closing, CIE repurchased, immediately prior to the SMG Business Sale Closing, all of the shares of CIE common stock held by Rock Gaming Interactive LLC and by CIE's other minority investors (collectively, the "Minority Investors") for the right to receive cash payments representing the fair market value of such shares of CIE common stock at the SMG Business Sale Closing, determined as their pro-rata portion of the aggregate of (a) the Sale proceeds, (b) the fair market value of the WSOP and online real money gaming businesses remaining with CIE following the Sale, and (c) CIE cash on hand at the SMG Business Sale Closing. The difference between the consideration paid and the carrying value of the minority interest was recorded as a reduction to Additional paid-in capital in CGP LLC's Consolidated Condensed Balance Sheet.
None of the outstanding CIE stock options, restricted stock units or warrants were assumed by the Purchaser in the Sale. In connection with the Sale, and pursuant to the permitted authority under the Purchase Agreement and CIE's Amended and Restated Management Equity Incentive Plan, CIE accelerated the vesting of all of the outstanding options, restricted stock units and warrants of CIE (collectively, "CIE Equity Awards"), and, effective immediately prior to the SMG Business Sale Closing, canceled all such CIE Equity Awards in exchange for the right to receive cash payments equal to the intrinsic value of such awards. Expense related to the acceleration of the vesting of the CIE Equity Awards for employees who had historically provided services to the SMG Business was recorded to Discontinued operations and the expense related to the acceleration of the vesting of the CIE Equity Awards for remaining CIE employees was recorded to Property, general, administrative and other in CGP LLC's Consolidated Condensed Statements of Operations and Comprehensive Income.
The total pro-rata share of Sale proceeds delivered to the former holders of CIE Equity Awards and Minority Investors is subject to any purchase price adjustment pursuant to the Purchase Agreement and the release of proceeds, if any, from the Indemnity Escrow at the end of the escrow period, and will be paid to the Minority Investors and the former holders of CIE Equity Awards as and when such amounts are paid to CIE under the Purchase Agreement. The total amount distributed to Minority Investors and former holders of CIE Equity Awards in connection with the SMG Business Sale Closing was approximately $1,052.4 million.
At September 30, 2016, CGP LLC has accrued approximately $87.6 million in Accrued expenses and other current liabilities on its Consolidated Condensed Balance Sheet, representing CGP LLC's best estimate of the amounts still due to former minority shareholders and former holders of CIE Equity Awards for any purchase price adjustments and the release of proceeds held in the Indemnity Escrow.
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
Note 4 — Stockholders' Equity and Earnings Per Share
Stockholders' Equity
Common Stock
As of September 30, 2016 and December 31, 2015, CAC had a total of 137,760,236 and 137,341,569 shares outstanding, respectively, of Class A common stock and no shares of Class B common stock outstanding.
Call Right
Pursuant to the certificate of incorporation of CAC and the CGP Operating Agreement, after October 21, 2016, Caesars Entertainment and/or its subsidiaries will have the right, which it may assign to any of its affiliates or to any transferee of all non-voting units of CGP LLC held by subsidiaries of Caesars Entertainment, to acquire all or a portion of the voting units of CGP LLC (or, at the election of CAC, shares of CAC's Class A common stock) not otherwise owned by Caesars Entertainment and/or its subsidiaries at such time (the "Call Right"). The purchase consideration may be, at Caesars Entertainment's option, cash or shares of Caesars Entertainment's common stock valued at market value, net of customary market discount and expenses, provided that the cash portion will not exceed 50% of the total consideration in any exercise of the call right. The purchase price will be the greater of (i) the fair market value of the voting units of CGP LLC (or shares of CAC's Class A common stock) at such time based on an independent appraisal or (ii) the initial capital contribution in respect of such units plus a minimum 10.5% per annum return on such capital contribution, subject to a maximum return on such capital contribution of 25% per annum, taking into account prior distributions with respect to such units. As of September 30, 2016, the Call Right was not exercised.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income consists of unrealized gain and losses on investments, net of taxes. For the three and nine months ended September 30, 2016 and 2015, no amounts were reclassified out of Accumulated other comprehensive income.
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
The following table summarizes the computations of Basic EPS and Diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2016	2015	2016	2015
Net income	$521.9	$7.0	$539.6	$23.5

Shares used to compute EPS:
Weighted average common stock outstanding - basic	137.5	136.4	137.4	136.4
Dilutive potential common shares	0.5	0.4	0.3	0.2
Weighted average common stock outstanding - diluted	138.0	136.8	137.7	136.6

Earnings per share:
Basic	$3.80	$0.05	$3.93	$0.17
Diluted	$3.78	$0.05	$3.92	$0.17

There were no anti-dilutive shares excluded from the computation of diluted EPS for the three and nine months ended September 30, 2016, respectively. There were 1.9 million anti-dilutive shares excluded for the three and nine months ended September 30, 2015, respectively.
Note 5 — Income Taxes
Total provision for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Provision for income taxes	$141.3	$8.2	$158.5	$25.1
CAC classifies reserves for tax uncertainties separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions and potential interest or penalties associated with those liabilities. At September 30, 2016, $97.0 million of reserve for tax uncertainties was classified in Deferred credits and other and at December 31, 2015, there were no such reserves.
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
The effective tax rate for the three and nine months ended September 30, 2016 was 21.3% and 22.7%, respectively, which differed from the federal statutory tax rate of 35.0% due to a decrease in federal valuation allowance recorded against deferred tax assets related to the basis difference in the investment in notes from related party as a result of the sale of CIE's social mobile gaming business by CGP LLC and the federal tax benefit of the dividends received from CIE through its investment in CGP LLC. The effective tax rate for the three and nine months ended September 30, 2015 was 53.9% and 51.6%, respectively, which differed from the federal statutory tax rate of 35.0% primarily due to a federal valuation allowance recorded against deferred tax assets related to the basis difference in the investment in notes from related party.
CAC files income tax returns with federal and state jurisdictions. The 2015, 2014 and 2013 tax years are open for examination for CAC's federal and state jurisdictions.
Note 6 — Fair Value Measurements
We do not have assets or liabilities that are measured at fair value on a recurring basis. In addition, we have not recognized any adjustments for asset and liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2016 and 2015.
Note 7 — Litigation, Contractual Commitments and Contingent Liabilities
From time to time, CAC or CGP LLC may be subject to legal proceedings and claims in the ordinary course of business.
Horseshoe Baltimore
On October 21, 2013, CGP LLC purchased from CEOC the equity interests of Caesars Baltimore Investment Company, LLC (the "Maryland Joint Venture"), the entity that indirectly holds interests in the owner of the Horseshoe Baltimore Casino in Maryland, a licensed casino that opened in August 2014. Multiple lawsuits have been filed against CBAC Gaming, LLC ("CBAC Gaming") and CBAC Borrower, LLC ("CBAC Borrower"), the City of Baltimore, the Maryland Department of the Environment ("MDE") and other parties in relation to the location and the development of Horseshoe Baltimore. These cases allege violations of various environmental laws, violations of zoning laws and public nuisance, among other claims.
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
CAC-CEC Proposed Merger
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the "Nevada Lawsuit") in the Clark County District Court in the State of Nevada against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan, and David Sambur (the individual defendants collectively, the "CAC Directors"). The Nevada Lawsuit alleges claims for breach of fiduciary duty against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) a declaration that the claim for breach of fiduciary duty is a proper class action claim; (2) to order the CAC Directors to fulfill their fiduciary duties to CAC in connection with the Proposed Merger, specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors' personal interests and their fiduciary duties to maximize shareholder value in the Proposed Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (3) to order the CAC Directors to account for all damages suffered or to be suffered by the plaintiff and the putative class as a result of the Proposed Merger; and (4) to award the plaintiff for his costs and attorneys' fees. It is unclear whether the Nevada Lawsuit also seeks to enjoin the Proposed Merger. On October 14, 2016, the Nevada Lawsuit was dismissed without prejudice by the court for lack of prosecution. Pursuant to local rule, the case may be reinstated at the plaintiff's written request, provided such request is received no later than November 14, 2016. CAC and the CAC Directors believe this lawsuit is without merit and will defend themselves vigorously.
We cannot provide assurance as to the outcome of this matter or of the range of reasonably possible losses should this matter ultimately be resolved against us due to the inherent uncertainty of litigation and the stage of the related litigation.
CEOC Bondholder Litigation, or Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Delaware Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, CAC, Caesars Entertainment Resort Properties, LLC ("CERP"), Caesars Enterprise Services, LLC ("CES"), Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys' fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC's bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. CEC has informed us that fact discovery in the case is substantially complete, and cross-motions for summary judgment have been filed by the parties. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of this proceeding (and others). The stay will remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC reorganization plan, (b) the termination of the Second Lien RSA, as defined below, or (c) further order of the Bankruptcy Court.
On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Senior Unsecured Lawsuits") were assigned to the same judge. The claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings. The court denied a motion to dismiss both lawsuits with respect to CEC. The parties have completed fact discovery with respect to both plaintiffs' claims against CEC. On October 23, 2015, plaintiffs in the Senior Unsecured Lawsuits moved for partial summary judgment, and on December 29, 2015, those motions were denied. On December 4, 2015, plaintiff in the action brought on behalf of holders of CEOC's 6.50% Senior Unsecured Notes moved for class certification and briefing has been completed. The judge presiding over these cases thereafter retired, and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule, and the parties filed cross-motions for summary judgment which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of these proceedings (and others). The stay will remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC reorganization plan, (b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court. CAC and CGP LLC are not parties to these lawsuits.

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
On March 3, 2015, BOKF filed a lawsuit (the "New York Second Lien Lawsuit") against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the "New York First Lien Lawsuit") against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC's filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases were assigned to the same judge presiding over the other Parent Guarantee Lawsuits, as defined below. CEC filed its answer to the BOKF complaint on March 25, 2015, and to the UMB complaint on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit,

and on December 22, 2015, the appellate court denied CEC's motion for leave to appeal. On November 20, 2015, BOKF and UMB again moved for partial summary judgment. Those motions likewise were denied. The judge presiding over these cases thereafter retired, and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule, and the parties submitted cross-motions for summary judgment which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of the New York First Lien Lawsuit and the New York Second Lien Lawsuit (and others). The stay will remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC reorganization plan, (b) the termination of the restructuring support agreement with the Official Committee of Second Priority Noteholders (the "Second Lien RSA") or (c) further order of the Bankruptcy Court. CAC and CGP LLC are not parties to these lawsuits.
On October 20, 2015, Wilmington Trust, National Association ("Wilmington Trust"), filed a lawsuit (the "New York Senior Notes Lawsuit" and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the "Parent Guarantee Lawsuits") against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC's 10.75% Senior Notes due 2016 (the "10.75% Senior Notes"). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC filed its answer to the complaint on November 23, 2015. As with the other parent guarantee lawsuits taking place in Manhattan, the judge presiding over these cases retired and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule and the parties submitted cross-motions for summary judgment which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of this proceeding (and others). The stay will remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC reorganization plan, (b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court.
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
As part of CEOC's bankruptcy proceeding, the Official Committee of Second Priority Noteholders ("Second Priority Noteholders") filed a standing motion in bankruptcy court on May 13, 2016 seeking standing to commence claims on behalf of CEOC's estate. The proposed complaint names as potential defendants CAC, CGP LLC, CIE, and CES as well as CEC and CERP among others, and seeks recovery of assets transferred from CEOC. The proposed complaint alleges claims on behalf of CEOC's estate ranging in value from $8.1 billion to $12.6 billion against all defendants, as valued by the Second Priority Noteholders. Of this amount, the Second Priority Noteholders allege potential claims against CAC, CGP LLC, and CIE ranging from $3.7 billion to $7.9 billion, without taking into account any duplicative recovery, based on calculations in an exhibit to the revised disclosure statement filed in the bankruptcy court on May 27, 2016. A hearing on the standing motion was held on October 19, 2016, and the standing motion was continued until January 17, 2017.
On October 5, 2016, CEOC announced the execution of, or amendment and restatement of, restructuring support agreements with representatives of all of CEOC's major creditor groups, as well as agreement to the terms of CEOC's third amended plan of reorganization. Included among these was the Second Lien RSA. Pursuant to the terms of the Second Lien RSA, CEOC and the Second Priority Noteholders have agreed to stay certain discovery deadlines and to hold in abeyance various proceedings pending before the bankruptcy court. The Second Priority Noteholders' standing motion, various claim objections and motions to compel will all be held in abeyance until (a) the date on which the Debtors' third amended plan becomes effective or (b) seven days after the termination of the Second Lien RSA for any reason, whichever is earlier. The Second Lien RSA further requires the consenting Second Priority Noteholders to vote in favor of the plan.

On August 9, 2016, CEOC and certain of its affiliates, each debtor in the Chapter 11 bankruptcy proceedings, filed an adversary complaint as part of the Chapter 11 bankruptcy proceeding against CAC, CIE, CGP LLC, and Caesars Growth Properties Holdings, LLC ("CGPH"), among others, including CEC, CES, and certain current and former directors of CEOC and CEC. In this adversary complaint, the plaintiffs assert claims against CAC for actual and constructive fraudulent conveyances and transfers. The plaintiffs allege, among other things, that certain transactions in which CAC purchased assets from CEOC constituted fraudulent conveyances, and that CAC did not provide CEOC with reasonably equivalent value for the assets acquired. The plaintiffs also claim certain transactions involving CIE constituted fraudulent transfers. The plaintiffs seek, among other relief, avoidance and/or rescission of the disputed transactions; return of assets transferred in those transactions; compensation from defendants for CEOC's alleged losses and damages; and an award to plaintiffs of the costs of the actions, including attorney's fees.
CAC, CIE, CGP LLC, and CGPH believe the above-referenced adversary complaint is without merit and intend to defend it vigorously, including by filing a motion to dismiss at the appropriate time. The status and timing of the adversary proceeding is affected by the Bankruptcy proceedings. On August 10, 2016, CEOC filed an emergency motion seeking, among other relief, to stay the above-referenced adversary proceeding. On August 23, 2016, the bankruptcy court granted the relief requested until the October 19, 2016 omnibus hearing. At the October 19, 2016 omnibus hearing, the bankruptcy court continued the adversary proceeding until the November 16, 2016 omnibus hearing.
Report of Bankruptcy Examiner
The Bankruptcy Court previously engaged an independent examiner to investigate possible claims CEOC might have against CEC, CAC, CGP LLC, other entities and certain individuals. On March 15, 2016, the examiner released his report in redacted form (to the public) and in unredacted form (to certain entities and individuals). On May 16, 2016, the examiner issued a substantially unredacted version of his report. CAC, CGP LLC and CIE do not have access to the unredacted report, and accordingly the description below is based on the substantially unredacted publicly-available report.
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
Note 8 — Stock-based Compensation
Restricted Stock Units
During the nine months ended September 30, 2016, certain restricted stock unit ("RSU") awards vested under the 2014 Performance Incentive Plan ("the PIP Plan").
The following is a summary of CAC's RSU activity for the nine months ended September 30, 2016:

	Restricted Stock Units	Fair Value(1)
Outstanding at January 1, 2016	525,997	$12.19
Granted	361,349	10.52
Vested	(91,044)	10.78
Outstanding at September 30, 2016	796,302	11.60
_____________________________________________________

(1)	Represents the weighted-average grant date fair value per RSU.
As of September 30, 2016, there was approximately $5.7 million of total unrecognized compensation cost related to RSUs granted under the PIP Plan, which is expected to be recognized over a weighted-average remaining period of two years using the straight-line method.
During the three and nine months ended September 30, 2016, total compensation expense recorded in earnings for RSUs granted under the PIP Plan was $0.8 million and $2.3 million, respectively. During the three and nine months ended September 30, 2015, total compensation expense that was recorded in earnings for RSUs granted under the PIP Plan was $0.8 million and $4.1 million, respectively. This expense was included in Operating expenses in the Condensed Statements of Operations and Comprehensive Income.
RSUs granted to non-employees are equity-classified awards and are remeasured at fair value at the end of each reporting period.

Stock Options
The following is a summary of CAC's stock option activity for the nine months ended September 30, 2016:

	Options	Weighted Average Exercise Price	Fair Value(1)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	1,420,000	$9.51	$4.99	8.9	$—
Exercised	(337,500)	9.84	6.10		0.9
Outstanding at September 30, 2016	1,082,500	9.41	4.64	8.1	3.3
Vested and expected to vest at September 30, 2016	1,082,500	9.41	4.64	8.1	3.3
Exercisable at September 30, 2016	5,000	7.73	3.10	8.6	—
_____________________________________________________

(1)	Represents the weighted-average grant date fair value per option.
There were no stock option valuations required during the nine months ended September 30, 2016. Stock options granted to employees are equity classified and measured at fair value at the date of grant. Valuation assumptions for stock options used in the Black-Scholes model to estimate fair value during the nine months ended September 30, 2015 were:

Nine Months Ended September 30, 2015
Expected volatility	39.9% - 45.7%
Weighted-average volatility	45.5%
Expected dividend yield	—%
Expected term (in years)	5.8 - 9.4
Risk-free interest rate	1.8% - 2.3%
As of September 30, 2016, there was approximately $0.1 million of total unrecognized compensation expense related to stock options granted under the PIP Plan, which is expected to be recognized over a weighted-average period of 1.6 years.
During the three and nine months ended September 30, 2016, total compensation expense recorded in earnings for stock options was $0.4 million and $1.1 million, respectively. During the three and nine months ended September 30, 2015, total compensation expense recorded in earnings for stock options was $0.4 million and $3.1 million, respectively. This expense was included in Operating expenses in the Condensed Statements of Operations and Comprehensive Income.
Pursuant to the described RSU vesting events and option exercises, CAC issued approximately 419,000 shares during the nine months ended September 30, 2016. In accordance with the CGP Operating Agreement, CGP LLC issued an equivalent number of Class A voting units to CAC, such that the number of shares of CAC stock outstanding equals the number of Class A voting units of CGP LLC owned by CAC. CAC's economic ownership of CGP LLC was 38.9% at September 30, 2016.
Note 9 — Supplemental Cash Flow Information
Significant non-cash transactions for the nine months ended September 30, 2016 included (1) $721.3 million in income from our equity method investment in CGP LLC, (2) $17.9 million of fees and expenses paid directly by CGP LLC that were incurred by CAC and also accounted for as a non-cash distribution from CGP LLC, and (3) estimated net $277.6 million tax provision related to the gain on the Sale to be paid by CGP LLC on behalf of CAC offset by existing prepaid taxes previously recorded at CAC. Significant non-cash transactions for the nine months ended September 30, 2015 included (1) $73.0 million in income from our equity method investment in CGP LLC and (2) $16.7 million fees and expenses paid directly by CGP LLC that were incurred by CAC and also accounted for as a non-cash distribution from CGP LLC.
CAC's expenses incurred in the normal course of business are expected to be paid by CGP LLC on behalf of CAC in accordance with the CGP Operating Agreement.
During the nine months ended September 30, 2016 and 2015, CGP LLC did not make tax payments on behalf of CAC.
There was no interest expense incurred or cash paid for interest for the nine months ended September 30, 2016 and 2015.

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
Share-based Payments to Non-employees of CAC or CGP LLC
On April 9, 2014, the Board of Directors (the "Board") approved the CAC Equity-Based Compensation Plan for CEC Employees (the "Equity Plan"). Under the Equity Plan, CEC is authorized to grant stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, cash awards, rights to purchase or acquire shares or similar securities in the form of or with a value related to our common stock to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries. The Equity Plan will terminate on April 9, 2024. Subject to adjustments in connection with certain changes in capitalization, the maximum value of the shares of our common stock that may be delivered pursuant to awards under the Equity Plan is $25.0 million. Expense associated with the Equity Plan is recorded as management fee expense by CGP LLC, totaling $0.3 million and $1.7 million for the three and nine months ended September 30, 2016, respectively, and $2.0 million and $11.1 million for the three and nine months ended September 30, 2015, respectively.
Stock-based Compensation Granted to Related Parties
In December 2014, CAC granted RSU awards and options to a related party consultant under the PIP Plan. During the three month period ended March 31, 2015, the service period for these grants was accelerated to end in July 2015. The vesting period remained unchanged. During the three and nine months ended September 30, 2015, $0.4 million and $4.4 million expense was recognized related to these grants, respectively. As the service period ended on July 2015, there was no expense recognized for these grants during the three and nine months ended September 30, 2016.
In May 2014, CAC granted RSUs to an employee. During the three month period ended March 31, 2016, this individual terminated employment and became a related party consultant. The vesting period and service period remained unchanged. Expense recognized for the RSU grants during the three and nine months ended September 30, 2016 was immaterial.
In June 2016, CAC granted RSU awards to a related party consultant under the PIP Plan. During both the three and nine months ended September 30, 2016, $0.3 million of expense was recognized related to these grants.
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
Note 11 — Subsequent Events
Equity and Equity Awards
During October 2016, certain RSU awards under the PIP Plan and under the Equity Plan vested and stock options were exercised under the PIP Plan. Pursuant to these events, CAC issued 464,737 shares. In accordance with the CGP Operating Agreement, CGP LLC issued an equivalent number of Class A voting units to CAC, such that the number of shares of CAC stock outstanding equals the number of Class A voting units of CGP LLC owned by CAC. CAC's economic ownership of CGP LLC increased from approximately 38.9% to 39.0%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial position and operating results of Caesars Acquisition Company (the "Company," "CAC," "we," "our" and "us") and Caesars Growth Partners, LLC ("CGP LLC") for the three and nine months ended September 30, 2016 should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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
CAESARS ACQUISITION COMPANY
Operating Results
Income from Equity Method Investment
For the three and nine months ended September 30, 2016, CAC recognized $672.5 million and $721.3 million, respectively, of income before tax from its equity method investment in CGP LLC. For the three and nine months ended September 30, 2015, CAC recognized $24.4 million and $73.0 million, respectively, of income before tax from its equity method investment in CGP LLC, which equals the amount of income that CAC was entitled to under its minimum guarantee return. Income from equity method investment in Caesars Growth Partners, LLC increased due to the increase in CAC's contractual claim on CGP LLC's accounting balance sheet as a result of the sale of Caesars Interactive Entertainment, LLC's ("CIE", formerly Caesars Interactive Entertainment, Inc.) social and mobile games business (the "SMG Business") in September 2016.
Operating Expenses
In addition to its income from equity method investment, CAC incurs direct expenses which are primarily related to professional services fees, payroll and related expenses as well as general liability insurance, licenses and fees. For the three and nine months ended September 30, 2016, CAC incurred direct expenses of $9.3 million and $23.2 million, respectively. For the three and nine months ended September 30, 2015, CAC incurred direct expenses of $9.2 million and $24.4 million, respectively. For the nine months ended September 30, 2016, direct expenses decreased primarily due to decreases in stock-based compensation expense offset by increases in professional services expenses.
Provision for Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2016 was $141.3 million and $158.5 million, respectively, and $8.2 million and $25.1 million for the three and nine months ended September 30, 2015, respectively. See Note 5 — Income Taxes to the CAC financial statements in this Quarterly Report on Form 10-Q for a detailed discussion of income taxes and the effective tax rates.
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
Liquidity
Pursuant to the certificate of incorporation of CAC and the CGP Operating Agreement, after October 21, 2016, Caesars Entertainment and/or its subsidiaries will have the right, which it may assign to any of its affiliates or to any transferee of all non-voting units of CGP LLC held by subsidiaries of Caesars Entertainment, to acquire all or a portion of the voting units of CGP LLC (or, at the election of CAC, shares of CAC's Class A common stock) not otherwise owned by Caesars Entertainment and/or its subsidiaries at such time (the "Call Right"). As of September 30, 2016, the Call Right was not exercised.
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
Off-Balance Sheet Arrangements
CAC did not have any off-balance sheet arrangements at September 30, 2016 or December 31, 2015.
Recently Issued Accounting Pronouncements
The information regarding recent accounting pronouncements is included in Note 2 — Recently Issued Accounting Pronouncements to the CAC financial statements in this Quarterly Report on Form 10-Q.
CAESARS GROWTH PARTNERS, LLC
Overview
CGP LLC's Interactive Entertainment operating unit consists of CIE, which is comprised of two distinct but complementary businesses: World Series of Poker ("WSOP") and regulated online real money gaming. CGP LLC's Casino Properties and Developments operating unit consists of Planet Hollywood Resort & Casino ("Planet Hollywood"), Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas, The Cromwell and CGP LLC's equity interests of Caesars Baltimore Investment Company, LLC (the "Maryland Joint Venture"), the entity that indirectly holds interests in the owner of the Horseshoe Baltimore Casino in Maryland.
On September 23, 2016, CIE, a Delaware limited liability company, a subsidiary of CGP LLC, sold its SMG Business for $4.4 billion, subject to customary purchase price adjustments, to Alpha Frontier Limited, a Cayman Islands exempted company ("Purchaser") (such sale, together with the transactions contemplated under the Purchase Agreement, the "Sale"), pursuant to the Stock Purchase Agreement, dated as of July 30, 2016 (the "Purchase Agreement"), entered into by and among CIE, Purchaser, and, solely for certain limited purposes described therein, CGP LLC, and CIE Growth, LLC, a Delaware limited liability company. The Purchaser was backed by a consortium that includes Giant Investment (HK) Limited, an affiliate of Shanghai Giant Network Technology Co., Ltd.; Yunfeng Capital; China Oceanwide Holdings Group Co., Ltd.; China Minsheng Trust Co., Ltd.; CDH China HF Holdings Company Limited and Hony Capital Fund. CGP LLC recognized a pre-tax gain of approximately $4.2 billion from the Sale. As a result of the Sale, the historical results of CGP LLC have been recast to reflect the portion of the CIE business disposed of as discontinued operations for all periods presented herein.

Operating Results of CGP LLC

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2016	2015	Change	2016	2015	Change
Net revenues	$422.5	$417.7	$4.8	$1,284.1	$1,217.4	$66.7
(Loss)/income from operations	(107.1)	29.8	(136.9)	(20.3)	224.7	(245.0)
Net (loss)/income from continuing operations	(163.7)	(16.8)	(146.9)	(160.2)	87.2	(247.4)
Net income from discontinued operations	4,019.4	37.3	3,982.1	4,077.1	114.4	3,962.7
Adjusted EBITDA(1)	102.1	96.6	5.5	324.3	271.9	52.4
_____________________________________________________

(1)	See Reconciliations of Net Income/(Loss) to Adjusted Earnings before Interest Income/Expense, Income Taxes, Depreciation and Amortization ("EBITDA").
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
Third Quarter 2016 results compared with Third Quarter 2015
Net revenues were impacted primarily by the following:

•	Continued expansion of entertainment options at Planet Hollywood positively impacted other revenues; and

•	Increases in room revenues due to increased room rates, resort fees and higher occupancy rates at The LINQ Hotel & Casino, which was substantially completed and available to guests in early May 2015.

•
These increases were partially offset by lower casino revenues at Harrah's New Orleans due to unfavorable volume and hold when compared to the prior year and lower food and beverage revenues for all of CGP LLC's casino properties.

Net revenues for the third quarter of 2016 increased by $4.8 million, or 1.1%, when compared to the same period in 2015. Total trips decreased by approximately 6.5% during the third quarter of 2016 when compared to the same period in 2015. Gross casino hold decreased to 12.3% for the quarter ended September 30, 2016 from 12.5% for the quarter ended September 30, 2015.
Cash average daily room rates for the third quarter of 2016 increased to $129, or 8.4%, when compared to $119 for the same period in 2015. Average daily occupancy was 95.5% and 92.7% for the third quarter of 2016 and 2015, respectively. Revenue per available room for the third quarter of 2016 and 2015 was $120 and $109, respectively, or an increase of 10.1%.
Loss from operations for the third quarter of 2016 was $107.1 million as compared to income from operations of $29.8 million for the same period in 2015, which was a decrease of $136.9 million. The decrease in (loss)/income from operations was primarily due to an increase in stock-based compensation expense and transaction related costs associated with the Sale. In connection with the Sale, CIE accelerated the vesting of all of the outstanding options, restricted stock units and warrants of CIE (collectively, "CIE Equity Awards"), and, effective immediately prior to the closing, canceled the CIE Equity Awards in exchange for the right to receive cash payments. Excluding the impact of stock-based compensation expense, transaction costs related to the Sale and the change in fair value of contingently issuable non-voting membership units, income from operations for the third quarter of 2016 increased by $4.9 million primarily due to the income impact of increased revenues at Planet Hollywood related to the expansion of entertainment options and a decrease in management fees to related parties offset by an increase in general and administrative expenses related to the expansion of entertainment options at Planet Hollywood and an increase in depreciation expense at Planet Hollywood resulting from the acceleration of depreciation for assets that will be replaced as a result of renovations.
Net loss from continuing operations for the third quarter of 2016 was $163.7 million as compared to $16.8 million for the same period in 2015, which was an increase in net loss of $146.9 million. The increase in net loss from continuing operations was primarily due to the factors discussed for the decrease in (loss)/income from operations.

Net income from discontinued operations for the third quarter of 2016 was $4,019.4 million as compared to $37.3 million for the same period in 2015, which was an increase of $3,982.1 million, primarily due to the recognition of a pre-tax gain of $4,161.2 million from the Sale.
Adjusted EBITDA for the third quarter of 2016 was $102.1 million as compared to $96.6 million for the same period in 2015, which was an increase of $5.5 million, or 5.7%, driven primarily by the income impact of increased revenues as discussed above.
Nine Months Ended September 30, 2016 results compared with September 30, 2015
Net revenues were impacted primarily by the following:

•	Continued expansion of entertainment options at Planet Hollywood positively impacted other revenues;

•	Increases in all categories of revenues as a result of renovations at The LINQ Hotel & Casino; and

•	Increase in casino revenues at Horseshoe Baltimore due to increases in both slot and table volumes.

•	These increases were partially offset by lower revenues at Harrah's New Orleans as a result of the April 2015 smoking ban.
Net revenues for the nine months ended September 30, 2016 increased by $66.7 million, or 5.5%, when compared to the same period in 2015. Total trips decreased by approximately 4.6% during the nine months ended September 30, 2016 when compared to the same period in 2015. Gross casino hold increased to 12.2% for the nine months ended September 30, 2016 from 12.0% for the nine months ended September 30, 2015.
Cash average daily room rates for the nine months ended September 30, 2016 increased to $132, or 9.1%, when compared to $121 for the same period in 2015. Average daily occupancy was 95.1% and 93.1% for the nine months ended September 30, 2016 and 2015, respectively. Revenue per available room for the nine months ended September 30, 2016 and 2015 was $122 and $112, respectively, or an increase of 8.9%.
Loss from operations for the nine months ended September 30, 2016 was $20.3 million as compared to income from operations of $224.7 million for the same period in 2015, which was a decrease of $245.0 million. The decrease in (loss)/income from operations is primarily attributable to an increase in stock-based compensation expense and transaction related costs associated with the Sale and the change in the fair value of contingently issuable non-voting membership units recognized in the prior year with no comparable change recognized subsequent to December 31, 2015, offset by the increases in net revenues. In connection with the Sale, CIE accelerated the vesting of all of the CIE Equity Awards, and, effective immediately prior to the closing, canceled the CIE Equity Awards in exchange for the right to receive cash payments. Excluding the impact of stock-based compensation expense, transaction costs related to the Sale and the change in fair value of contingently issuable non-voting membership units, income from operations for the nine months ended September 30, 2016 increased by $45.5 million when compared to the same period in 2015 primarily due to the income impact of increased revenues as discussed above offset by an increase in general and administrative expenses related to the expansion of entertainment options at Planet Hollywood and an increase in depreciation expense at Planet Hollywood resulting from the acceleration of depreciation for assets that will be replaced as a result of renovations.
Net loss from continuing operations for the nine months ended September 30, 2016 was $160.2 million as compared to net income from continuing operations of $87.2 million for the same period in 2015, which was a decrease of $247.4 million, primarily due to the factors discussed for the decrease in (loss)/income from operations.
Net income from discontinued operations for the nine months ended September 30, 2016 was $4,077.1 million as compared to $114.4 million for the same period in 2015, which was an increase of $3,962.7 million, primarily due to the recognition of a pre-tax gain of $4,161.2 million from the Sale.
Adjusted EBITDA for the nine months ended September 30, 2016 was $324.3 million as compared to $271.9 million for the same period in 2015, which was an increase of $52.4 million, or 19.3%, driven primarily by the income impact of increased revenues as discussed above offset by an increase in general and administrative expenses related to the expansion of entertainment options at Planet Hollywood.
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

Other Factors Affecting Net Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2016	2015	Change	2016	2015	Change
Interest expense, net of interest capitalized	$(49.0)	$(50.1)	$1.1	$(149.1)	$(145.3)	$(3.8)
Other income, net	—	5.0	(5.0)	—	4.0	(4.0)
(Provision for)/benefit from income taxes	(7.6)	(1.5)	(6.1)	9.2	3.8	5.4
Net loss/(income) attributable to non-controlling interests	33.2	(1.7)	34.9	26.4	(4.0)	30.4
Interest Expense, Net of Interest Capitalized
The debt agreements captioned in the following table are defined in Liquidity and Capital Resources. The table below summarizes CGP LLC's Interest expense, net of interest capitalized as it relates to these agreements:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2016	2015	Change	2016	2015	Change
CGPH Term Loan, Revolving Credit Facility, and 2022 Notes	$(36.3)	$(37.2)	$0.9	$(109.5)	$(110.7)	$1.2
Cromwell Credit Facility	(5.2)	(5.4)	0.2	(15.5)	(16.2)	0.7
Baltimore Credit and FF&E Facilities	(7.5)	(7.6)	0.1	(22.5)	(22.6)	0.1
Other interest (expense)/income, net of interest capitalized	—	0.1	(0.1)	(1.6)	4.2	(5.8)
Interest expense, net of interest capitalized	$(49.0)	$(50.1)	$1.1	$(149.1)	$(145.3)	$(3.8)
Other Income, Net
For the three and nine months ended September 30, 2015, Other income, net was $5.0 million and $4.0 million, respectively, primarily related to CIE's gain recognized on a contract termination.
Provision for Income Taxes
The provision for income taxes for CGP LLC represents the income taxes from its subsidiary, CIE, which was taxed as a corporation for federal, state and foreign income tax purposes through September 22, 2016. The provision for income taxes for CGP LLC for the three and nine months ended September 30, 2016 differs from the expected federal tax rate of 35.0% primarily due to CGP LLC income not taxed at the CGP LLC entity level offset by the tax impacts of nondeductible expenses of CIE and the tax impacts of the distribution of the WSOP and regulated online real money gaming businesses to CGP LLC. The provision for income taxes for CGP LLC for the three and nine months ended September 30, 2015 differs from the expected federal tax rate of 35.0% primarily due to CGP LLC income not taxed at the CGP LLC entity level.
Net (Income)/Loss Attributable to Non-controlling Interests
CGP LLC's non-controlling interest reflects the non-controlling interest associated with consolidating CIE and the Maryland Joint Venture into CGP LLC. As a result of the Sale, all CIE shares held by the non-controlling interest holders were repurchased at the estimated fair value of the share price as of the closing date of the Sale. Net loss attributable to non-controlling interests in CIE was $36.1 million and $31.6 million for the three and nine months ended September 30, 2016, respectively. Net income attributable to non-controlling interests in CIE was $4.1 million and $14.7 million for the three and nine months ended September 30, 2015, respectively. Net income attributable to non-controlling interests in the Maryland Joint Venture was $2.9 million and $5.2 million for the three and nine months ended September 30, 2016, respectively. Net loss attributable to the non-controlling interest in Maryland Joint Venture was $2.4 million and $10.7 million for the three and nine months ended September 30, 2015, respectively.
Reconciliations of Net Income/(Loss) to Adjusted EBITDA
CGP LLC uses Adjusted EBITDA as a supplemental measure of its financial performance. EBITDA is comprised of income/(loss) from continuing operations before (i) interest expense, net of capitalized interest, (ii) interest income, (iii) provision for income taxes, and (iv) depreciation and amortization expense. Adjusted EBITDA is comprised of EBITDA, further adjusted for certain items that CGP LLC does not consider indicative of its ongoing operating performance.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Net (loss)/income from continuing operations	$(163.7)	$(16.8)	$(160.2)	$87.2
Provision for/(benefit from) income taxes	7.6	1.5	(9.2)	(3.8)
(Loss)/income from continuing operations before income taxes	(156.1)	(15.3)	(169.4)	83.4
Interest expense, net of interest capitalized	49.0	50.1	149.1	145.3
Depreciation and amortization	47.3	39.2	129.5	110.9
EBITDA	(59.8)	74.0	109.2	339.6
Stock-based compensation (1)	145.3	14.8	191.5	27.1
Write-downs, reserves and project opening costs, net of recoveries (2)	(1.3)	1.8	0.5	8.4
Change in fair value of contingently issuable non-voting membership units (3)	—	7.3	—	(107.5)
Other income, net	—	(5.0)	—	(4.0)
Other (4)	17.9	3.7	23.1	8.3
Adjusted EBITDA	$102.1	$96.6	$324.3	$271.9
_____________________________________________________

(1)	Amounts represent stock-based compensation expense related to stock options, restricted stock and restricted stock units.

(2)	Amounts include development costs related to the construction of The Cromwell and Horseshoe Baltimore, and the renovations at The LINQ Hotel & Casino and Planet Hollywood.

(3)	Amounts represent the change in fair value of contingently issuable membership units associated with the CIE earn-out calculation related to the transactions establishing CGP LLC.

(4)
Amounts represent other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified, such as transaction costs associated with the Sale and other acquisition and integration costs and lobbying expenses.

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
CGP LLC's capital spending and maintenance, if they go forward, could require significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion, and the commencement of operations of development projects are contingent upon, among other things, negotiation of final agreements and receipt of requisite approvals from the applicable political and regulatory bodies. CGP LLC's cash used for capital spending from continuing operations was $13.3 million and $44.7 million for the three and nine months ended September 30, 2016, respectively, and $21.5 million and $147.5 million for the three and nine months ended September 30, 2015, respectively.
The majority of capital spending in 2016 related to property renovations at Planet Hollywood. For the three and nine months ended September 30, 2016, capital expenditures net of related payables for Planet Hollywood were $8.4 million and $24.3 million, respectively. The majority of the 2015 capital spending related to the renovation of The LINQ Hotel & Casino. The LINQ Hotel & Casino began opening a portion of the Phase II renovations in March 2015 and it was substantially completed in early May 2015. For the three and nine months ended September 30, 2015, capital expenditures net of related payables for The LINQ Hotel & Casino were $12.5 million and $98.2 million, respectively.
Liquidity
CGP LLC and its subsidiaries' primary sources of liquidity include currently available cash and cash equivalents, cash flows generated from its operations and borrowings under the $150.0 million Caesars Growth Properties Holdings, LLC ("CGPH" and the "Borrower") revolving credit agreement ("Revolving Credit Facility"), which is intended to satisfy CGPH's short-term liquidity needs. CGP LLC's cash and cash equivalents, excluding restricted cash, totaled $1,139.8 million and $790.7 million as of September 30, 2016 and December 31, 2015, respectively.

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
CGP LLC's restricted cash totaled $3,360.4 million and $11.5 million as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, Restricted cash includes $2,764.0 million restricted under the terms of the Stock Purchase Agreement, and under the CIE Proceeds and Reservation Rights Agreement entered into between CIE, CAC, CEC and Caesars Entertainment Operating Company, Inc. ("CEOC") on September 9, 2016 which requires certain proceeds from the Sale ("CIE Proceeds") to be deposited into the CIE escrow account (the "CIE Escrow Account"). Amounts may be distributed from the CIE Escrow Account only: (i) pursuant to the terms of the term sheet included in the CIE Proceeds and Reservation Rights Agreement and the agreement entered into among Wilmington Trust, National Association (the "Escrow Agent"), CIE and CEOC, governing the CIE Escrow Account (the "Escrow Agreement"), (ii) with the joint written consent of CIE and CEOC, or (iii) pursuant to an order of a court of competent jurisdiction. Restricted cash and cash equivalents also include amounts restricted under the terms of the Baltimore Credit Facility, as defined below. The classification of restricted cash between current and long-term is dependent upon the intended use of each particular reserve.
As of September 30, 2016 and December 31, 2015, respectively, CGP LLC had $2,336.3 million and $2,402.3 million face value of indebtedness outstanding, including capital lease indebtedness. Cash paid for interest for the nine months ended September 30, 2016 and 2015 was $123.7 million and $126.9 million, respectively.
CGP LLC believes that its cash and cash equivalents balance and its cash flows from operations will be sufficient to meet its normal operating and debt service requirements during the next 12 months and the foreseeable future and to fund capital expenditures expected to be incurred in the normal course of business.
Capital Resources
The following table presents CGP LLC's outstanding third-party debt as of September 30, 2016 and December 31, 2015.

	Final Maturity	Interest Rates at September 30, 2016	Face Value at September 30, 2016	Book Value at
(In millions)				September 30, 2016	December 31, 2015
Secured debt
Caesars Growth Properties Holdings Revolving Credit Facility(1)	2019	variable	$—	$—	$45.0
Caesars Growth Properties Holdings Term Loan	2021	6.25%	1,148.6	1,120.8	1,125.7
Caesars Growth Properties Holdings Notes	2022	9.375%	675.0	661.7	660.3
Horseshoe Baltimore Credit and FF&E Facilities	2019 - 2020	8.25% - 8.75%	321.0	310.4	315.0
Cromwell Credit Facility	2019	11.00%	172.4	167.9	169.2
Capital lease obligations	2016 - 2017	various	0.1	0.1	1.2
Other financing obligations	2018	8.00%	4.7	4.0	3.8
Unsecured debt
Special Improvement District Bonds	2037	5.30%	13.7	13.7	14.1
Other financing obligations	2016	various	0.8	0.8	3.0
Total debt			2,336.3	2,279.4	2,337.3
Current portion of total debt			(21.5)	(21.5)	(69.7)
Long-term debt			$2,314.8	$2,257.9	$2,267.6
_____________________________________________________

(1)	Variable interest rate calculated as London Inter-Bank Offered Rate ("LIBOR") plus 5.00% for payments subsequent to May 9, 2016 and LIBOR plus 5.25% for payments prior to May 9, 2016.
Caesars Growth Properties Holdings Senior Secured Credit Facility
On May 8, 2014, CGPH closed on the $1.175 billion term loan (the "CGPH Term Loan") pursuant to a First Lien Credit Agreement among Caesars Growth Properties Parent, LLC ("Parent"), the Borrower, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (the "Administrative Agent"), and Credit Suisse Securities (USA) LLC,

Citigroup Global Markets Inc., Deutsche Bank Securities Inc., UBS Securities LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as Co-Lead Arrangers and Bookrunners (the "Credit Agreement").
The Credit Agreement provides for a $150.0 million revolving credit agreement which was undrawn at the closing of the CGPH Term Loan. As of September 30, 2016, no borrowings were outstanding under the Revolving Credit Facility and $0.1 million was committed to outstanding letters of credit. Borrowings under the Revolving Credit Facility are each subject to separate note agreements executed based on the provisions of the Credit Agreement.
Borrowings under the CGPH Term Loan bear interest at a rate equal to, at the Borrower's option, either (a) the LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a floor of 1.00% in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by the Administrative Agent under the Credit Agreement and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be 5.25% per annum for LIBOR loans and 4.25% per annum for base rate loans, subject to step downs with respect to the revolving loans based on CGPH's senior secured leverage ratio ("SSLR"). In addition, on a quarterly basis, CGPH is required to pay each lender under the Revolving Credit Facility a commitment fee in respect of any unused commitments under the Revolving Credit Facility, which is subject to a leverage based pricing grid. CGPH is also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer's customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the daily stated amount of such letter of credit.
As of September 30, 2016 and December 31, 2015, the book value of the CGPH Term Loan was presented net of the unamortized discount of $23.7 million and $27.0 million, respectively, and net of unamortized debt issuance costs of $4.1 million and $4.7 million, respectively. The effective interest rate was 6.86% as of both September 30, 2016 and December 31, 2015.
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
The CGPH Term Loan requires that CGPH maintains a SSLR of no more than 6.00 to 1.00, which is the ratio of first lien senior secured net debt to EBITDA, adjusted as defined. As of September 30, 2016, CGPH's SSLR was 2.86 to 1.00.
As of September 30, 2016 and December 31, 2015, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the CGPH Term Loan.
Caesars Growth Properties Holdings Notes
CGPH and Caesars Growth Properties Finance, Inc. ("Finance" and each, an "Issuer" and together, the "Issuers") issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 (the "2022 Notes") pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee.
As of September 30, 2016 and December 31, 2015, the book value of the 2022 Notes was presented net of the unamortized discount of $11.7 million and $12.9 million, respectively, and net of unamortized debt issuance costs of $1.6 million and $1.8 million, respectively. The effective interest rate was 9.84% as of both September 30, 2016 and December 31, 2015.
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
As of September 30, 2016 and December 31, 2015, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the 2022 Notes.
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
Horseshoe Baltimore Credit and FF&E Facilities
CBAC, a joint venture among Caesars Baltimore Investment Company, LLC, Rock Gaming Mothership LLC, CVPR Gaming Holdings, LLC, STRON-MD Limited Partnership and PRT Two, LLC, entered into a credit agreement (the "Baltimore Credit Facility") in July 2013 in order to finance the acquisition of land in Baltimore, Maryland and the construction of the Horseshoe Baltimore and a parking garage (collectively, the "Baltimore Development"). The Baltimore Credit Facility provides for (i) a $300.0 million senior secured term facility with a seven-year maturity, which is comprised of a $225.0 million facility that was funded on July 2, 2013 upon the closing of the Baltimore Credit Facility, a $37.5 million delayed draw facility available from the closing of the Baltimore Credit Facility that was fully drawn in June 2014 and a $37.5 million delayed draw facility that was drawn by $10.0 million in September 2014, $17.0 million in October 2014 and $10.5 million in November 2014 and (ii) a $10.0 million senior secured revolving facility with a five-year maturity that remained undrawn at September 30, 2016. The Baltimore Credit Facility is secured by substantially all material assets of CBAC and its wholly-owned domestic subsidiaries.
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
As of September 30, 2016 and December 31, 2015, the book value of the Baltimore Credit Facility was presented net of the unamortized discount of $6.8 million and $7.9 million, respectively, and net of unamortized debt issuance costs of $3.8 million and $4.4 million, respectively. The effective interest rate was 9.77% as of both September 30, 2016 and December 31, 2015.
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
As of September 30, 2016 and December 31, 2015, the assets of Horseshoe Baltimore were pledged as collateral for the Baltimore Credit Facility.
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
The Baltimore Credit Facility contains customary negative covenants, subject to certain exceptions, restricting or limiting the ability of CBAC to, among other things, dispose of its assets and change its business or ownership, consummate mergers or acquisitions, make dividends, stock repurchases and optional redemptions of subordinated debt, incur debt and issue preferred stock, make loans and investments, create liens on its assets and enter into transactions with affiliates. In addition, the

Baltimore Credit Facility includes a covenant prohibiting the senior secured leverage ratio from exceeding 7.5 to 1.0 for the first four quarters, 6.0 to 1.0 for the next four quarters and 4.75 to 1.0 for the remainder of the agreement beginning two quarters after the commencement of operations of the Baltimore Development. Commencement of operations is defined to occur when certain conditions as defined in the credit agreement are met, which occurred during the quarter ended June 30, 2015. As of September 30, 2016, CBAC Borrower, LLC's SSLR was 3.07 to 1.00.
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
Management believes that CGP LLC is in compliance with the Baltimore Credit Facility and Baltimore FF&E Facility covenants as of September 30, 2016.
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
As of September 30, 2016 and December 31, 2015, the book value of the Cromwell Credit Facility was presented net of the unamortized discount of $3.2 million and $3.8 million, respectively, and net of unamortized debt issuance costs of $1.3 million and $1.6 million, respectively. The effective interest rate was 11.92% as of both September 30, 2016 and December 31, 2015.
The Cromwell Credit Facility also contains certain affirmative and negative covenants and requires PropCo to maintain a SSLR of no more than 5.25 to 1.00 during the first quarter of 2016, which is the ratio of PropCo's first lien senior secured net debt to consolidated PropCo EBITDA. The SSLR from the second quarter of 2016 through the first quarter of 2017 may not exceed 5.00 to 1.00. The SSLR beginning in the second quarter of 2017 and for each fiscal quarter thereafter may not exceed 4.75 to 1.00. As of September 30, 2016, PropCo's SSLR was 4.80 to 1.00.
The Cromwell Credit Facility allows the right to cure provided that (i) in each eight-fiscal-quarter period there shall be no more than five fiscal quarters in which the cure right is exercised and (ii) the cure right may not be exercised in any fiscal quarter that immediately follows two consecutive fiscal quarters in which it was exercised.
As of September 30, 2016 and December 31, 2015, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
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

CIE Credit Facility
CIE entered into a credit facility whereby Caesars Entertainment provided to CIE unsecured intercompany loans as requested by CIE and approved by Caesars Entertainment on an individual transaction basis. No principal payments were required on the unsecured intercompany loans until their maturity date of November 29, 2016. The unsecured intercompany loans bore interest on the unpaid principal amounts at a rate per annum equal to LIBOR plus 5%. This credit facility did not have any restrictive or affirmative covenants. During the year ended December 31, 2015, CIE repaid in full the $39.8 million outstanding balance.
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
Other Obligations and Commitments
The table below summarizes CGP LLC's debt and related interest obligations as of September 30, 2016.

	Payments Due by Period
(In millions)	Total	Remainder of 2016	1-3 years	4-5 years	After 5 years
Debt payable to third parties, face value	$2,336.3	$6.0	$244.5	$1,399.3	$686.5
Estimated interest payments to third parties (1)	907.4	84.3	546.0	239.9	37.2
___________________________________________________

(1)	Estimated interest for variable rate debt included in this table is based on rates at September 30, 2016.
Off-Balance Sheet Arrangements
CGP LLC did not have any off-balance sheet arrangements at September 30, 2016 and December 31, 2015.
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
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, which requires the recognition of income tax consequences resulting from transfers on intra-entity assets other than inventory when the transfer occurs. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. This ASU is effective for public entities for fiscal years beginning after December 15, 2017, and interim reporting periods within those years. Early application is permitted. CGP LLC is currently assessing the impact the adoption of these standards will have on its financial statements.
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

Recent Developments for CGP LLC
See Note 11 — Subsequent Events to the CAC financial statements in this Quarterly Report on Form 10-Q for recent developments.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q contains or may contain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You should not place undue reliance on such statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements contain words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," or "pursue," or the negative of these words or other words or expressions of similar meaning that may identify forward-looking statements and are found at various places throughout this Form 10-Q. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, and future financial results, wherever they occur in this Form 10-Q, are based on our current expectations about future events and are estimates reflecting the best judgment of CAC and CGP LLC's management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.
Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified, and, consequently, the actual performance of CAC and CGP LLC may differ materially from those expressed or implied by such forward-looking statements. We disclose important factors that could cause actual results to differ materially from our expectations under "Risk Factors" and elsewhere in this Form 10-Q and the documents incorporated by reference. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission (the "SEC") (including the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein):

•
CAC and CGP LLC's dependence on Caesars Entertainment and its subsidiaries, including Caesars Enterprise Services, LLC ("CES"), to provide support and services, as well as CGP LLC's dependence on Caesars Entertainment's and CES' senior management's expertise and its participation in Caesars Entertainment's Total Rewards loyalty program;

•	the effects of a default by Caesars Entertainment or CEOC on certain debt obligations;

•	the ability of Caesars Entertainment to meet its financial obligations in light of its limited cash balances;

•	Caesars Entertainment's interests may conflict with CAC and CGP LLC's interests and Caesars Entertainment may possibly keep all potential development opportunities for itself;

•	the adverse effects due to the bankruptcy filing of CEOC and certain of its subsidiaries;

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

•
the effects of any lawsuits against CAC, CGP LLC or CGPH related to the October 21, 2013 transactions ("Transactions"), the May 2014 asset purchase transactions ("Asset Purchase Transactions") and the proposed CAC and Caesars Entertainment merger transaction;

•	the Proposed Merger may not be consummated on the terms contemplated or at all;

•	the adverse effects if extensive governmental regulation and taxation policies, which are applicable to CGP LLC, are enforced;

•	the effects of local and national economic, credit and capital market conditions on the economy in general, and on the gaming industry in particular;

•	the sensitivity of CGP LLC's business to reductions in discretionary consumer spending;

•	the rapidly growing and changing industry in which CGP LLC operates, such as CIE's internet gaming business;

•	any failure to protect CGP LLC's trademarks or other intellectual property, such as CIE's ownership of the WSOP trademark;

•	abnormal gaming holds ("gaming hold" is the amount of money that is retained by the casino from wagers by customers);

•	the effects of competition, including locations of competitors and operating and market competition, particularly the intense competition CGP LLC's casino properties face in their respective markets;

•	CGP LLC's ability to expand into international markets in light of additional business, regulatory, operational, financial and economic risks associated with such expansion;

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

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

CAESARS GROWTH PARTNERS, LLC
Market Risks Related to Debt
Assuming a constant outstanding balance for our variable rate debt, a hypothetical 1.0% increase in interest rates would increase interest expense for the next twelve months by $12.9 million. At September 30, 2016, the weighted average U.S. Dollar LIBOR rate on our variable rate debt was 0.86%. A hypothetical reduction of this rate to zero would have no impact on interest expense for the next twelve months.
CGP LLC does not purchase or hold any derivative financial instruments for trading purposes.
As of September 30, 2016, CGP LLC's third party long-term variable rate debt reflects borrowings under their credit facilities provided to CGP LLC by a consortium of banks with a total capacity of $1,801.8 million. The interest rates charged on borrowings under these facilities are a function of LIBOR. As such, the interest rates charged to CGP LLC for borrowings under the facilities are subject to change as LIBOR changes.
Debt covenant compliance is disclosed in the Liquidity and Capital Resources section above.
Market Risks Related to Foreign Currency
CGP LLC's foreign currency risk primarily related to social and mobile games revenue generated outside of the United States with cash denominated in foreign currencies. Through the date of the Sale, CGP LLC had operations in Argentina, Belarus, Canada, Israel, Japan, Romania, Ukraine, and the United Kingdom.

Item 4. Controls and Procedures.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2016. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Controls
There have not been changes in internal controls over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, CAC or CGP LLC may be subject to legal proceedings and claims in the ordinary course of business.
Horseshoe Baltimore
On October 21, 2013, CGP LLC purchased from CEOC the equity interests of Caesars Baltimore Investment Company, LLC (the "Maryland Joint Venture"), the entity that indirectly holds interests in the owner of the Horseshoe Baltimore Casino in Maryland, a licensed casino that opened in August 2014. Multiple lawsuits have been filed against CBAC Gaming, LLC ("CBAC Gaming") and CBAC Borrower, LLC ("CBAC Borrower"), the City of Baltimore, the Maryland Department of the Environment ("MDE") and other parties in relation to the location and the development of Horseshoe Baltimore. These cases allege violations of various environmental laws, violations of zoning laws and public nuisance, among other claims.
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
CAC-CEC Proposed Merger
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the "Nevada Lawsuit") in the Clark County District Court in the State of Nevada against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan, and David Sambur (the individual defendants collectively, the "CAC Directors"). The Nevada Lawsuit alleges claims for breach of fiduciary duty against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) a declaration that the claim for breach of fiduciary duty is a proper class action claim; (2) to order the CAC Directors to fulfill their fiduciary duties to CAC in connection with the Proposed Merger, specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors' personal interests and their fiduciary duties to maximize shareholder value in the Proposed Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (3) to order the CAC Directors to account for all damages suffered or to be suffered by the plaintiff and the putative class as a result of the Proposed Merger; and (4) to award the plaintiff for his costs and attorneys' fees. It is unclear whether the Nevada Lawsuit also seeks to enjoin the Proposed Merger. On October 14, 2016, the Nevada Lawsuit was dismissed without prejudice by the court for lack of prosecution. Pursuant to local rule, the case may be reinstated at the plaintiff's written request, provided such request is received no later than November 14, 2016. CAC and the CAC Directors believe this lawsuit is without merit and will defend themselves vigorously.
We cannot provide assurance as to the outcome of this matter or of the range of reasonably possible losses should this matter ultimately be resolved against us due to the inherent uncertainty of litigation and the stage of the related litigation.
CEOC Bondholder Litigation, or Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Delaware Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, CAC, Caesars Entertainment Resort Properties, LLC ("CERP"), CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys' fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC's bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. CEC has informed us that fact discovery in the case is substantially complete, and cross-motions for summary judgment have been filed by the parties. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of this proceeding (and others). The stay will remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC reorganization plan, (b) the termination of the Second Lien RSA, as defined below, or (c) further order of the Bankruptcy Court.
On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Senior Unsecured Lawsuits") were assigned to the same judge. The claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings. The court denied a motion to dismiss both lawsuits with respect to CEC. The parties have completed fact discovery with respect to both plaintiffs' claims against CEC. On October 23, 2015, plaintiffs in the Senior Unsecured Lawsuits moved for partial summary judgment, and on December 29, 2015, those motions were denied. On December 4, 2015, plaintiff in the action brought on behalf of holders of CEOC's 6.50% Senior Unsecured Notes moved for class certification and briefing has been completed. The judge presiding over these cases thereafter retired, and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule, and the parties filed cross-motions for summary judgment which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of these proceedings (and others). The stay will remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC reorganization plan, (b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court. CAC and CGP LLC are not parties to these lawsuits.
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
On March 3, 2015, BOKF filed a lawsuit (the "New York Second Lien Lawsuit") against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the "New York First Lien Lawsuit") against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC's filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases were assigned to the same judge presiding over the other Parent Guarantee Lawsuits, as defined below. CEC filed its answer to the BOKF complaint on March 25, 2015, and to the UMB complaint on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, and on December 22, 2015, the appellate court denied CEC's motion for leave to appeal. On November 20, 2015, BOKF and UMB again moved for partial summary judgment. Those motions likewise were denied. The judge presiding over these cases thereafter retired, and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule, and the parties submitted cross-motions for summary judgment which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of the New York First Lien Lawsuit and the New York Second Lien Lawsuit (and others). The stay will remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC reorganization plan, (b) the termination of the restructuring support agreement with the Official Committee of Second Priority Noteholders (the "Second Lien RSA") or (c) further order of the Bankruptcy Court. CAC and CGP LLC are not parties to these lawsuits.
On October 20, 2015, Wilmington Trust, National Association ("Wilmington Trust"), filed a lawsuit (the "New York Senior Notes Lawsuit" and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the "Parent Guarantee Lawsuits") against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC's 10.75% Senior Notes due 2016 (the "10.75% Senior Notes"). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC filed its answer to the complaint on November 23, 2015. As with the other parent guarantee lawsuits taking place in Manhattan, the judge presiding over these cases retired and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule and the parties submitted cross-motions for summary judgment which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of this proceeding (and others). The stay will remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC reorganization plan, (b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court.
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
As part of CEOC's bankruptcy proceeding, the Official Committee of Second Priority Noteholders ("Second Priority Noteholders") filed a standing motion in bankruptcy court on May 13, 2016 seeking standing to commence claims on behalf of CEOC's estate. The proposed complaint names as potential defendants CAC, CGP LLC, CIE, and CES as well as CEC and CERP among others, and seeks recovery of assets transferred from CEOC. The proposed complaint alleges claims on behalf of CEOC's estate ranging in value from $8.1 billion to $12.6 billion against all defendants, as valued by the Second Priority Noteholders. Of this amount, the Second Priority Noteholders allege potential claims against CAC, CGP LLC, and CIE ranging from $3.7 billion to $7.9 billion, without taking into account any duplicative recovery, based on calculations in an exhibit to the revised disclosure statement filed in the bankruptcy court on May 27, 2016. A hearing on the standing motion was held on October 19, 2016, and the standing motion was continued until January 17, 2017.
On October 5, 2016, CEOC announced the execution of, or amendment and restatement of, restructuring support agreements with representatives of all of CEOC's major creditor groups, as well as agreement to the terms of CEOC's third amended plan of reorganization. Included among these was the Second Lien RSA. Pursuant to the terms of the Second Lien RSA, CEOC and the Second Priority Noteholders have agreed to stay certain discovery deadlines and to hold in abeyance various proceedings pending before the bankruptcy court. The Second Priority Noteholders' standing motion, various claim objections and motions to compel will all be held in abeyance until (a) the date on which the Debtors' third amended plan becomes effective or (b) seven days after the termination of the Second Lien RSA for any reason, whichever is earlier. The Second Lien RSA further requires the consenting Second Priority Noteholders to vote in favor of the plan.
On August 9, 2016, CEOC and certain of its affiliates, each debtor in the Chapter 11 bankruptcy proceedings, filed an adversary complaint as part of the Chapter 11 bankruptcy proceeding against CAC, CIE, CGP LLC, and CGPH, among others, including CEC, CES, and certain current and former directors of CEOC and CEC. In this adversary complaint, the plaintiffs assert claims against CAC for actual and constructive fraudulent conveyances and transfers. The plaintiffs allege, among other things, that certain transactions in which CAC purchased assets from CEOC constituted fraudulent conveyances, and that CAC did not provide CEOC with reasonably equivalent value for the assets acquired. The plaintiffs also claim certain transactions involving CIE constituted fraudulent transfers. The plaintiffs seek, among other relief, avoidance and/or rescission of the disputed transactions; return of assets transferred in those transactions; compensation from defendants for CEOC's alleged losses and damages; and an award to plaintiffs of the costs of the actions, including attorney's fees.
CAC, CIE, CGP LLC, and CGPH believe the above-referenced adversary complaint is without merit and intend to defend it vigorously, including by filing a motion to dismiss at the appropriate time. The status and timing of the adversary proceeding is affected by the Bankruptcy proceedings. On August 10, 2016, CEOC filed an emergency motion seeking, among other relief, to stay the above-referenced adversary proceeding. On August 23, 2016, the bankruptcy court granted the relief requested until the October 19, 2016 omnibus hearing. At the October 19, 2016 omnibus hearing, the bankruptcy court continued the adversary proceeding until the November 16, 2016 omnibus hearing.
Report of Bankruptcy Examiner
The Bankruptcy Court previously engaged an independent examiner to investigate possible claims CEOC might have against CEC, CAC, CGP LLC, other entities and certain individuals. On March 15, 2016, the examiner released his report in redacted form (to the public) and in unredacted form (to certain entities and individuals). On May 16, 2016, the examiner issued a substantially unredacted version of his report. CAC, CGP LLC and CIE do not have access to the unredacted report, and accordingly the description below is based on the substantially unredacted publicly-available report.
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
Item 1A. Risk Factors.
Risks Related to the Pending Acquisition of the Company by Caesars Entertainment
We may not be able to consummate our announced acquisition by CEC in the anticipated timeframe, or at all.
As previously announced, on December 21, 2014, we entered into the Merger Agreement with CEC, pursuant to which, subject to satisfaction or waiver of certain conditions, CAC will merge with and into CEC, with CEC as the surviving company. On July 9, 2016, we agreed with CEC to amend and restate the Merger Agreement (as amended the "Amended Merger Agreement"). There are a number of risks and uncertainties associated with the consummation of the Proposed Merger with CEC, and completion of the Proposed Merger is contingent upon customary closing conditions, including approval of the Amended Merger Agreement by our stockholders as well as CEC's stockholders and receipt of certain regulatory approvals. In addition to obtaining the stockholder approvals, consummation of the Proposed Merger is also subject to other conditions, including the CEOC restructuring plan confirmed by the bankruptcy court containing the Debtor Release, the Third-Party Release and the Exculpation, each as defined in the CEOC restructuring plan. The order approving the disclosure statement and the order approving solicitation procedures for creditors to vote on the third amended joint plan of reorganization were both approved on June 28, 2016. On October 19, 2016, the objection and voting deadline for the third amended joint plan of reorganization was scheduled for November 21, 2016. The confirmation hearing is currently scheduled to begin January 17, 2017 (which date is subject to being moved by the bankruptcy court). Failure to obtain the required approvals within the expected time frame, or having to make significant changes to the structure, terms, or conditions of the Proposed Merger to obtain such approvals, may result in a material delay in, or the abandonment of, the Proposed Merger. There can be no assurance that these conditions of the Proposed Merger will be satisfied, and if satisfied, when they will be satisfied. In no event will the Proposed Merger be completed later than December 31, 2017, unless CAC and CEC otherwise agree.
Even if the CEOC restructuring plan confirmed by the bankruptcy court contains such Debtor Release, Third-Party Release and Exculpation, under certain circumstances the exchange ratio, pursuant to which shares of CAC's class A common stock, par value $0.001 per share (the "Class A Common Stock") and CAC's class B common stock, par value $0.001 per share (the "Class B Common Stock," and together with the Class A Common Stock, the "CAC Common Stock"), will become exchangeable for shares of CEC's common stock (the "Exchange Ratio"), may be adjusted or the Amended Merger Agreement may be terminated.
Additionally, CEC is subject to litigation which if decided adversely may increase the risk the conditions to consummation of the Proposed Merger are not satisfied. As further discussed in the section entitled "Legal Proceedings - CEOC Bondholder Litigation, or Noteholder Disputes," on July 22, 2015, the bankruptcy judge presiding over the CEOC bankruptcy denied CEOC's request to stay certain litigation against CEC including the Delaware Second Lien Lawsuit, the New York First Lien Lawsuit, the New York Second Lien Lawsuit and the Senior Unsecured Lawsuits and, following multiple appeals, on December 23, 2015, a panel of the Seventh Circuit Court of Appeals vacated the bankruptcy court's denial of CEOC's requested stay and remanded the issue to the bankruptcy court for further consideration. On January 11, 2015, CEOC petitioned the Seventh Circuit to rehear the appeal. CEOC's petition for rehearing was denied on January 25, 2016, and the case was remanded to the bankruptcy court on February 2, 2016. On February 26, 2016, the bankruptcy court issued a ruling granting CEOC's request to stay the litigation identified above until the earlier of (i) 60 days after the examiner files his initial final report and (ii) May 9, 2016. The second lien notes trustee BOKF sought limited relief from the bankruptcy court's order on March 3, 2016, requesting that all pre-trial matters and rulings be allowed to move forward. On March 10, 2016, the bankruptcy court modified the preliminary injunction to clarify that BOKF may engage in all pre-trial matters. On May 10, 2015, BOKF moved for partial summary judgment on claims related to breach of contract and violation of the Trust Indenture Act of 1939. The parties completed summary judgment briefing prior to the bankruptcy court's June 15, 2016 grant of a temporary stay through August 29, 2016 of the Parent Guarantee Lawsuits. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of Parent Guarantee Lawsuits. The stay will remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC reorganization plan, (b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court. Adverse rulings may result in reinstatement of the CEC guarantee of certain CEOC debt which could increase the risk the conditions to consummation of the Proposed Merger are not satisfied. Adverse rulings may also result in the possibility that Caesars Entertainment enters bankruptcy or is unable to continue as a going concern.
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
At emergence from Chapter 11, CEOC will be required to or may deem it advisable to settle in cash certain obligations (such as professional fees, certain accrued and unpaid interest and debt obligations) that matured during the Chapter 11 bankruptcy cases. Additionally, if the third amended joint plan of reorganization, filed with the bankruptcy court on June 28, 2016, is confirmed, Caesars Entertainment will be required to (i) contribute over $400 million to pay a forbearance fee, for general corporate purposes and to fund sources and uses and (ii) purchase up to approximately $1.0 billion of new equity in the restructured CEOC and its subsidiaries. As a result of these payments and investments, Caesars Entertainment may have less cash available in future periods for investments and operating expenses and, as a result, the confirmation of the CEOC reorganization plan and emergence of CEOC from bankruptcy may have a negative impact on the combined company and on its ability to sustain its operations. An order approving the disclosure statement and an order approving solicitation procedures for creditors to vote on the third amended joint plan of reorganization were both approved on June 28, 2016. On October 19, 2016, the objection and voting deadline for the third amended joint plan of reorganization was scheduled for November 21, 2016. The confirmation hearing for the third amended joint plan is currently scheduled to begin January 17, 2017 (which date is subject to being moved by the bankruptcy court).
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
CAC and the individual members of our Board have been named as defendants in certain lawsuits relating to the Amended Merger Agreement and the Proposed Merger, and may be named in additional lawsuits relating to the Amended Merger Agreement and the Proposed Merger. The lawsuit filed to date generally alleges that the directors breached their fiduciary duties by engaging in a flawed sales process, by approving an inadequate price, and by agreeing to provisions that would allegedly preclude another interested buyer from making a financially superior proposal to acquire the company. The defense of any such lawsuits, and any additional lawsuits relating to the Amended Merger Agreement and the Proposed Merger, may be expensive and may divert management's attention and resources, which could adversely affect our business results of operations and financial condition.
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
CIE Cash Held in Escrow
In connection with the RSAs, the amended and restated restructuring support agreement that we entered into with CEOC and the agreement for the sale of CIE's social and mobile games business, we entered into the CIE Proceeds and Reservation of Rights Agreement on September 9, 2016, with CIE, CEC and CEOC (the "CIE Proceeds Agreement"), pursuant to which CIE deposited into an escrow account $2.7 billion of the proceeds received from the sale of its social and mobile games business. The proceeds may only be released in accordance with the terms set forth in the CIE Proceeds Agreement, with the joint written consent of CIE and CEOC or pursuant to an order of a court of competent jurisdiction. The CIE Proceeds Agreement provides, that at the request of CIE, proceeds may be released to CAC or CGP LLC in the event that there is a full and final release, or a dismissal in full with prejudice of the claims for actual and constructive fraudulent conveyances and transfers against CAC, CIE, the purchaser of the social and mobile games business, or the company or any of the subsidiaries acquired by such purchaser ("Caesar Claims"), on the August 9, 2016 suit filed by CEOC, or if there is a judgment in such proceedings and such judgment has been satisfied in full by CAC and CIE, or a plan of reorganization for CEOC which provides that CAC, CIE, such purchaser, such purchaser's acquired company and any of its subsidiaries are fully and finally released of all liability arising for such Caesars Claims. It is unclear whether and to what extent the funds in the CIE Escrow Account will be released.
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
CES, a services joint venture among CEOC, CERP, a subsidiary of CEC, and CGPH, (together the "CES Members" and each a "CES Member") manages our properties and provides us with access to Caesars Entertainment's management expertise, intellectual property, back office services and Total Rewards® loyalty program. Pursuant to the CGP LLC Management Services Agreement, CEOC and its subsidiaries provide certain corporate services, back-office support and business advisory services to CAC and CGP LLC, however, generally, the services that would otherwise be performed under the CGP LLC Management Services Agreement are now performed by CES pursuant to other arrangements. Additionally, pursuant to the Omnibus License and Enterprise Services Agreement (the "Omnibus Agreement"), CES provides corporate services and back-office support to CGPH. Moreover, CES provides management services to CGP LLC owned casinos. CAC and CGP LLC have a very short history of operating casinos and interactive entertainment. Therefore, the business and operations of CAC and CGP LLC are dependent on the services provided by Caesars Entertainment and its subsidiaries, and CAC and CGP LLC cannot operate without these services. If the quality of the services provided by Caesars Entertainment and its subsidiaries deteriorates, or if the terms under which Caesars Entertainment and its subsidiaries provide such services change in a manner that is adverse to CGP LLC, it could have a material adverse effect on CAC and CGP LLC's business, financial condition and operating results.
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
CEOC, CERP and CGPH are members of CES, and CGPH and its subsidiaries rely on CES to provide it with intellectual property licenses and property management services, among other services. Each member of CES is required to contribute as necessary to fund CES's operating costs and capital requirements in accordance with the terms of the operating agreement that governs CES. The amount CGPH will be required to fund in the future may be greater than its initial contribution, and will be subject to the review and approval of the CES steering committee. CGPH, CEOC and CERP control CES through its steering committee, which is comprised of one representative from each of CGPH, CEOC and CERP. In the event that CGPH interests do not align with those of CEOC or CERP, the interests of CEOC or CERP may be met before CGPH. In addition, certain decisions by CES may not be made without unanimous consent of the members, including CGPH. These actions include any decision with respect to liquidation or dissolution of CES, merger, consolidation or sale of all or substantially all the assets of CES, usage of CES assets in a manner inconsistent with the purposes of CES, material amendment to CES's operating agreement, admission of new investors to CES and filing of any bankruptcy or similar action by CES. Thus, any CES Member may block those actions requiring unanimous consent of the CES Members notwithstanding that such actions are in our interest. As a result of an annual review undertaken in September 2015 but effective July 2015, the allocation percentages of CEOC, CERP and CGPH were revised to 65.4%, 21.8% and 12.8%, respectively. CGPH has notified CES, CEOC and CERP that it objected to the September 2015 expense allocation but would pay the revised expense allocations under protest and reserved all rights. As a result of an annual review undertaken in August 2016 but effective January 2017, the allocation percentages for CEOC, CERP and CGPH were revised to 62.9%, 22.9% and 14.2%, respectively. CGPH has notified CES, CEOC and CERP that it objects to the August 2016 expense allocation but will pay the revised expense allocations under protest and reserves all rights.
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
Although certain employees of Apollo Global Management, LLC ("Apollo") and TPG Global, LLC ("TPG" and, together with Apollo, the "Sponsors") are on the boards of directors of Caesars Entertainment and CAC, the certificates of incorporation of both companies provide that neither the Sponsors nor directors have any obligation to present any corporate opportunity to Caesars Entertainment or CAC. Accordingly, the Sponsors may pursue gaming, entertainment or other activities outside of Caesars Entertainment or CAC and have no obligation to present such opportunity to Caesars Entertainment or CAC;

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
Caesars Entertainment and its consolidated subsidiaries, as well as CEOC and its consolidated subsidiaries, have reported significant net losses during the past three fiscal years. In a bankruptcy of Caesars Entertainment or any of its subsidiaries (such as the bankruptcy proceeding of CEOC and certain of its subsidiaries that was filed in January 2015) that sold or contributed assets to CGP LLC, including CEOC, the court may conclude that each of the Transactions and the Asset Purchase Transactions constitutes a disguised financing rather than a true sale. In such case, the court would deem CGP LLC's assets as belonging to Caesars Entertainment, and consider us to be a lender to Caesars Entertainment or its subsidiaries to the extent of the purchase price CGP LLC paid for those assets. While we should have a claim against Caesars Entertainment and its subsidiaries for the amounts paid to them for the assets, we would no longer have ownership and control over the assets to the same extent as we do now. Moreover, if our claim against Caesars Entertainment and its subsidiaries is considered a financing, no guarantee exists that our claim will be deemed a secured claim entitled to a priority right of repayment from the assets, rather than a general unsecured claim against Caesars Entertainment's or CEOC's bankruptcy estate that shares pro rata with other creditors in any recovery from the residual value of the bankruptcy estate. Finally, a risk exists that any such claim might be primed in favor of a debtor-in-possession financing, or that the court might equitably subordinate our claim to those of other creditors, recharacterize the claim as equity or otherwise not allow the claim (including on equitable grounds).

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
The Bankruptcy Court previously engaged an independent examiner to investigate possible claims CEOC might have against CEC, CAC, CGP LLC, other entities and certain individuals. On March 15, 2016, the examiner released his report in redacted form (to the public) and in unredacted form (to certain entities and individuals). On May 16, 2016, the Examiner issued a substantially unredacted version of his report. CAC, CGP LLC and CIE do not have access to the unredacted report, and accordingly the description below is based on the substantially unredacted publicly-available report.
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
On June 28, 2016, an order approving the disclosure statement and an order approving solicitation procedures for creditors to vote on the third amended joint plan of reorganization were entered in the bankruptcy court. On October 19, 2016, the objection and voting deadline for the third amended joint plan of reorganization was scheduled for November 21, 2016. The confirmation hearing is currently scheduled to begin on January 17, 2017 (which date is subject to being moved by the bankruptcy court).
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
CAC and CGP LLC strongly believe there is no merit to the actions described in Item 1. Legal Proceedings — CEOC Bondholder Litigation, or Noteholder Disputes and CAC and CGP LLC will defend themselves vigorously and seek appropriate relief should any action be brought. However, in the CEOC Bondholder Litigation, or Noteholder Disputes, plaintiffs seek, among other remedies, return to CEOC of six casino properties CGP LLC acquired in the Transactions and the Asset Purchase Transactions for approximately $3.1 billion in cash and assumed debt. The six casino properties acquired in the Transactions and the Asset Purchase Transactions are the only casino properties owned by CGP LLC and account for 100% of CGP LLC's revenue from casino operations. If CAC and CGP LLC lose the lawsuits described above, they may have to return the assets or their value to Caesars Entertainment and its subsidiaries, or be forced to pay additional amounts therefor. During the nine months ended September 30, 2016, revenue from casino operations accounted for 97.4% of CGP LLC's total net revenue. If CGP LLC were forced to return the casino properties to Caesars Entertainment and its subsidiaries, that could cause it to lose the benefit of substantial revenue generated by those properties. Additionally, if a court were to find that the transfers and sales in the Transactions and the Asset Purchase Transactions were improper, that could trigger a default under the debt that we raised to finance these transfers. These consequences could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
On May 20, 2014, we closed a transaction whereby CGPH, an indirect, wholly-owned subsidiary of CGP LLC acquired from Caesars Entertainment certain of its properties and related assets as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. There are incremental risks and uncertainties related to the Transaction and the Asset Purchase Transactions contemplated thereunder, many of which are outside of our control, including the following:

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
From time to time, CGP LLC may evaluate its properties and portfolio of businesses and may, as a result, sell or attempt to sell, divest or spin-off different properties or assets. For example, on September 23, 2016, CIE sold its social and mobile games business.

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
Prior to our listing on the NASDAQ Global Select market on November 19, 2013, there had not been a public market for our Class A common stock. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market or how liquid that market might become. The Sponsors own approximately 65.4% of our Class A common stock and while the shares are eligible for resale, currently such shares are not available for the public market. As a result, our shares may be less liquid than the shares of other newly public companies or other public companies generally and there may be imbalances between supply and demand for our shares. As a result, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. If an active trading market does not develop, you may have difficulty selling any of our common stock that you buy. Consequently, you may not be able to sell our Class A common stock at prices equal to or greater than the price you paid.
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
All of the outstanding shares of our Class A common stock are eligible for resale under Rule 144 or Rule 701 of the Securities Act of 1933, as amended (the "Securities Act"), subject to volume limitations, applicable holding period requirements and the lock-up agreements or other contractual restrictions related to certain of our stockholders.
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
As of September 30, 2016, CAC held approximately $290 million in aggregate principal amount of the CEOC Notes with fixed rates of interest. Fixed rate securities are sensitive to fluctuations in market interest rates and if interest rates increase, the fixed rate securities held by CAC will decrease in value. Currently, market interest rates have been at record low rates. Accordingly, an increase in market interest rates from current levels could cause the value of the fixed rate securities to decrease significantly. Pursuant to the terms of the Amended Merger Agreement, CAC does not expect to collect principal or interest receivable from these notes.
CGP LLC may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets which could negatively affect our future profits.
We review CGP LLC's goodwill, intangible assets and long-lived assets on an annual basis and during interim reporting periods in accordance with the authoritative guidance. Significant negative trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth have resulted in write-downs and impairment charges in the past and, if one or more of such events occurs in the future, additional impairment charges may be required in future periods. If CGP LLC is required to record additional impairment charges, this could have a material adverse impact on its consolidated results of operations.
Hamlet Holdings controls us and their interests may conflict with or differ from your interests as a stockholder.
Hamlet Holdings beneficially owns approximately 65.4% of our Class A common stock. Hamlet Holdings has the power to control our Board. Moreover, Hamlet Holdings has the ability to vote on any transaction that requires the approval of our stockholders, including the approval of significant corporate transactions such as mergers and the sale of substantially all of our assets. In addition, Hamlet Holdings, the members of which are comprised of individuals affiliated with the Sponsors, as of the date hereof beneficially owned a majority of Caesars Entertainment's common stock through an irrevocable proxy providing Hamlet Holdings with sole voting and sole dispositive power over those shares of stock that are held by funds affiliated with and controlled by the Sponsors and their co-investors, which gives them power to elect all of Caesars Entertainment's directors. As a result, even though an independent committee of the board of directors of Caesars Entertainment may make decisions with regard to development opportunities for CGP LLC, Hamlet Holdings is in a position to exert a significant influence over both of CAC and Caesars Entertainment and the direction of their business and operations.
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
The concentration of ownership held by Hamlet Holdings could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which another stockholder may otherwise view favorably. In addition, a sale of a substantial number of shares of stock in the future by Hamlet Holdings could cause our stock price to decline. So long as Hamlet Holdings continues to beneficially own a significant amount of the outstanding shares of our Class A common stock, Hamlet Holdings will continue to be able to exert strong influence over our decisions.

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
For example, under Nevada gaming laws, each person who acquires, directly or indirectly, beneficial ownership of any voting security, or beneficial or record ownership of any non-voting security or any debt security, in a public corporation which is registered with the Nevada Gaming Commission, or the Gaming Commission, may be required to be found suitable if the Gaming Commission has reason to believe that his or her acquisition of that ownership, or his or her continued ownership in general, would be inconsistent with the declared public policy of Nevada, in the sole discretion of the Gaming Commission. Any person required by the Gaming Commission to be found suitable shall apply for a finding of suitability within 30 days after the Gaming Commission's request that he or she should do so and, together with his or her application for suitability, deposit with the GCB a sum of money which, in the sole discretion of the GCB, will be adequate to pay the anticipated costs and charges incurred in the investigation and processing of that application for suitability, and deposit such additional sums as are required by the GCB to pay final costs and charges.
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
Pursuant to the terms of the Amended Merger Agreement, it is anticipated that each share of our common stock issued and outstanding immediately prior to the effective date of the merger will be converted into, and become exchangeable for, shares of CEC common stock in a ratio to ensure that holders of our common stock receive shares equal to 27% of the outstanding CEC common stock on a fully diluted basis. This will result in pro rata dilution to all holders of CAC common stock immediately prior to the closing of the Amended Merger Agreement.

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

As discussed elsewhere in this Quarterly Report on Form 10-Q, as an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On November 4, 2016, the Company and Michael Cohen entered into an Amended and Restated Indemnification Agreement (the "A&R Indemnification Agreement"). The A&R Indemnification Agreement amends and restates, in its entirety, the indemnification agreement, dated as of April 4, 2014, entered into by and between the Company and Mr. Cohen and supersedes and replaces any indemnification agreement that the Company has previously entered into with Mr. Cohen.
The A&R Indemnification Agreement requires the Company, among other things, to indemnify Mr. Cohen to the fullest extent permitted by law for certain expenses, judgments, fines and amounts paid in settlement incurred in a proceeding arising out of his service to the Company or its subsidiaries, Caesars Entertainment Corporation ("CEC") or Caesars Entertainment Operating Company, Inc. ("CEOC") if he acted in good faith and in the best interests of the Company and its subsidiaries and, in the case of a criminal proceeding had no reasonable cause to believe that his conduct was unlawful. The A&R Indemnification Agreement also provides for the advancement of such expenses to Mr. Cohen by the Company. The Company's obligations to indemnify and advance expenses for his services to CEC and CEOC are secondary to CEC's or CEOC's indemnification obligations, and such obligations only arise if CEC or CEOC do not pay or advance expenses as provided under their indemnification arrangements with Mr. Cohen. The foregoing is qualified in its entirety by reference to the A&R Indemnification Agreement attached hereto as Exhibit 10.11 which is incorporated herein by reference.

Item 6. Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Stock Purchase Agreement, dated as of July 30, 2016, by and among Caesars Interactive Entertainment, Inc., Alpha Frontier Limited, Caesars Growth Partners, LLC and CIE Growth, LLC.	—	8-K	—	2.1	8/1/2016

10.1	Consent to CIE Sale Transaction, dated as of July 30, 2016, by and between Caesars Acquisition Company and Caesars Entertainment Corporation.	—	8-K	—	10.1	8/1/2016

10.2	CIE Proceeds and Reservation of Rights Agreement, dated as of September 9, 2016 entered into by and among Caesars Interactive Entertainment, Inc., Caesars Acquisition Company, on behalf of itself and each of its direct and indirect subsidiaries, Caesars Entertainment Corporation, on behalf of itself and each of its direct and indirect subsidiaries, other than Caesars Entertainment Operating Company, Inc., and Caesars Entertainment Operating Company, Inc. on behalf of itself and each of the debtors in the Chapter 11 Cases.	—	8-K	—	10.1	9/12/2016

10.3	First Amendment to the Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of October 21, 2013, dated as of September 23, 2016, entered into by and among (i) Caesars Acquisition Company, in its capacity as Caesars Growth Partners, LLC's managing member and as a member of Caesars Growth Partners, LLC, (ii) HIE Holdings, Inc., (iii) Harrah's BC, Inc. and (iv) Caesars Entertainment Corporation.	—	8-K	—	10.1	9/26/2016

10.4	Tax Reimbursement and Indemnity Agreement, dated as of September 23, 2016, by and between Caesars Interactive Entertainment, Inc. and Mitchell Garber.	—	8-K	—	10.2	9/26/2016

10.5	Tax Reimbursement and Indemnity Agreement, dated as of September 23, 2016, by and between Caesars Interactive Entertainment, Inc. and Craig Abrahams.	—	8-K	—	10.3	9/26/2016

10.6	Employment Agreement, dated as of September 30, 2016, by and between Caesars Acquisition Company and Craig Abrahams.	—	8-K	—	10.1	9/30/2016

10.7	Employment Agreement, dated as of September 30, 2016, by and between Caesars Acquisition Company and Michael Cohen.	—	8-K	—	10.2	9/30/2016

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.8	Restructuring Support, Forbearance and Settlement Agreement, dated as of October 4, 2016, among Caesars Acquisition Company (solely for Sections 2(b)(vii), 5(g) and 30), Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation, each of the holders of Second Lien Bond Claims party thereto and the Second Lien Committee.	—	8-K	—	10.1	10/5/2016

10.9	Amendment No. 1 to CIE Proceeds and Reservation of Rights Agreement, dated as of October 7, 2016, by and among Caesars Interactive Entertainment, LLC (formerly known as Caesars Interactive Entertainment, Inc.), Caesars Acquisition Company, on behalf of itself and each of its direct and indirect subsidiaries, Caesars Entertainment Corporation, on behalf of itself and each of its direct and indirect subsidiaries, other than Caesars Entertainment Operating Company, Inc., and Caesars Entertainment Operating Company, Inc. on behalf of itself and each of the debtors in the Chapter 11 Cases.	—	8-K	—	10.1	10/7/2016

10.10	Second Amendment to the Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of October 21, 2013, dated as of October 7, 2016, entered into by and among Caesars Acquisition Company, in its capacity as Caesars Growth Partners, LLC's managing member and as a member of Caesars Growth Partners, LLC, HIE Holdings, Inc., Harrah's BC, Inc. and Caesars Entertainment Corporation.	—	8-K	—	10.2	10/7/2016

10.11	Form of Amended and Restated Indemnification Agreement between Caesars Acquisition Company and Michael D. Cohen.	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

* 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

* 32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

99.1	Consolidated Condensed financial information of Caesars Growth Partners, LLC as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
101
The following financial statements from the Company's Form 10-Q as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015 formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations and Comprehensive Income, (iii) Condensed Statements of Stockholders' Equity, (iv) Condensed Statements of Cash Flows, (v) Notes to Condensed Financial Statements.
X

*	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ACQUISITION COMPANY

November 7, 2016	By:	/S/ TROY J. VANKE
Troy J. Vanke
Chief Accounting Officer