Form 10-K
period 2016-12-31
Caesars Acquisition Co
filed 2017-02-15
CIK 1575879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's Class A common stock held by non-affiliates was $531.4 million.
As of February 10, 2017, the registrant had 138,795,500 shares of Class A Common Stock outstanding.

CAESARS ACQUISITION COMPANY
Caesars Acquisition Company and its subsidiaries have proprietary rights to a number of trademarks used in this Annual Report on Form 10-K that are important to its business, including, without limitation, The World Series of Poker. In addition, Caesars Entertainment Corporation, our joint venture partner in Caesars Growth Partners, LLC, and Caesars Entertainment Operating Company, Inc., and their respective subsidiaries, have proprietary rights to, among others, Caesars, Caesars Entertainment, Harrah's, Total Rewards, Horseshoe and Bally's. We have omitted the registered trademark (®) and trademark (™) symbols for such trademarks named in this Annual Report on Form 10-K.

PART I
Item 1. Business.
Overview
Caesars Acquisition Company
Caesars Acquisition Company (the "Company," "CAC," "we," "our" and "us"), a Delaware corporation, directly owns 100% of the voting membership units of Caesars Growth Partners, LLC ("CGP LLC"), a Delaware limited liability company and a joint venture between CAC and subsidiaries of Caesars Entertainment Corporation ("CEC" or "Caesars Entertainment"). Our common stock trades on the NASDAQ Global Select Market ("NASDAQ") under the symbol "CACQ."
CAC serves as CGP LLC's managing member and sole holder of all of its outstanding voting units. CAC's primary asset is its membership interest in CGP LLC and does not have any operations other than through its interest in CGP LLC. Certain subsidiaries of Caesars Entertainment hold all of CGP LLC's outstanding non-voting units.
Asset Purchase Transactions
JCC Holding Company II, LLC and its subsidiaries (collectively known as "Harrah's New Orleans"), 3535 LV Corp. (formerly known as "The Quad" and recently rebranded as "The LINQ Hotel & Casino"), indirect subsidiaries of Parball Corporation (collectively known as "Bally's Las Vegas") and Corner Investment Company, LLC and its subsidiaries (collectively known as "The Cromwell") were direct wholly-owned subsidiaries of Caesars Entertainment Operating Company, Inc. ("CEOC").
On May 5, 2014, Caesars Growth Properties Holdings, LLC ("CGPH," an indirect, wholly-owned subsidiary of CGP LLC), acquired through one or more subsidiaries (i) The Cromwell, The LINQ Hotel & Casino, and Bally's Las Vegas, (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreements entered between a property manager and the owners of each of these properties, and (iii) certain intellectual property that is specific to each of these properties (collectively referred to as the "First Closing" or "Acquired Properties Transaction"). On May 5, 2014, CGP LLC contributed the equity interests of PHWLV, LLC ("PHWLV") and a 50% interest in the management fee revenues of PHW Manager, LLC ("PHW Manager") to CGPH.
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
On July 9, 2016, CAC and CEC agreed to amend and restate the Merger Agreement (the "Amended Merger Agreement"). In connection with the entry into the Amended Merger Agreement, on July 9, 2016, (i) CAC and CEOC, a majority owned subsidiary of CEC, agreed to amend and restate the Restructuring Support Agreement (as amended, the "CAC RSA"), dated as of June 12, 2016, among CAC, CEOC and CEC; (ii) CEC and CEOC agreed to amend the Restructuring Support, Settlement and Contribution Agreement, dated as of June 7, 2016 (as amended, the "CEC RSA" and, together with the CAC RSA, the "Caesars RSAs"), between CEC and CEOC; and (iii) CAC entered into a Voting Agreement (the "Voting Agreement") with Hamlet Holdings LLC ("Hamlet Holdings"), and solely with respect to certain provisions of the Voting Agreement, affiliates of Apollo Global Management, LLC and TPG Capital, LP and certain of their co-investors (collectively, the "Holders"). The Caesars RSAs were entered into with respect to the restructuring of CEOC's indebtedness (the "Restructuring") and, together with the Amended Merger Agreement, are consistent with the terms proposed under the second amended Joint Chapter 11 plan of reorganization (as amended, the "Merger Plan") of CEOC and each of the debtors (together with CEOC, the "Debtors") in the CEOC Chapter 11 Cases.
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
The closing of the merger is subject to the adoption of the Amended Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares of CAC Common Stock and CEC Common Stock, respectively. In addition to the closing conditions originally set forth in the Merger Agreement, each of CAC and CEC have agreed that their respective obligation to consummate the merger is subject to the fulfillment of the Merger Plan containing the Debtor Release, the Third-Party Release and the Exculpation. However, the Amended Merger Agreement eliminated from the closing conditions set forth in the Merger Agreement (i) minimum cash closing conditions for both parties and (ii) a closing condition that limited tax costs relating to the Restructuring to close the Proposed Merger.
The Amended Merger Agreement provides certain termination rights to each of CAC and CEC based on, among other things: (i) CEOC filing (including any of its debtor subsidiaries), without CAC's or CEC's prior written consent, respectively (x) a plan of reorganization, a disclosure statement or a proposed order entered by the Bankruptcy Court confirming the Merger

Plan that is materially consistent with the RSAs and the Merger Plan and otherwise acceptable to each of CAC and CEC ("Confirmation Order") that does not include the Debtor Release, the Third-Party Release or the Exculpation as to CAC, CGP LLC, their subsidiaries, and their respective representatives ("CAC Released Parties") or CEC, its subsidiaries, and their respective representatives ("CEC Released Parties"), respectively, in form and substance consistent in all material respects with such provisions as set forth in the Merger Plan or (y) any motion, pleading or other document with the Bankruptcy Court in the CEOC Chapter 11 Cases that is otherwise materially inconsistent with the CAC RSA or CEC RSA, respectively, or the Merger Plan, (ii) the Confirmation Order (x) not including the Debtor Release, the Third-Party Release or the Exculpation as to the CAC Released Parties or the CEC Released Parties, respectively, in form and substance consistent in all material respect with such provisions as set forth in the Merger Plan or (y) not being otherwise materially consistent with the Merger Plan, (iii) the 105 Injunction Order no longer being in effect or, subject to certain conditions, CEOC failing to file a motion on or before August 14, 2016, or such earlier date as may be required by local rules governing the CEOC Chapter 11 Cases for the filing of such motion, seeking to extend the 105 Injunction Order currently in effect to the period ending on the confirmation date, (iv) either of the Caesars RSAs being terminated or becoming null and void or (v) the date on which the merger becomes effective not occurring by the close of business on December 31, 2017.
Caesars Growth Partners, LLC
CAC's primary asset is its interest in CGP LLC.
CGP LLC is a casino asset and entertainment company. Subsidiaries of Caesars Entertainment own all of the outstanding non-voting units of CGP LLC and are the majority economic owners of CGP LLC. Through its relationship with Caesars Entertainment, CGP LLC has the ability to access Caesars Entertainment's proven management expertise, brand equity, Total Rewards loyalty program and structural synergies.
CGP LLC's Interactive Entertainment business consists of two operating units: The World Series of Poker and regulated online real money gaming. CGP LLC's Casino Properties and Developments include Planet Hollywood Resort & Casino in Las Vegas ("Planet Hollywood"), The LINQ Hotel & Casino, Bally's Las Vegas, The Cromwell, Horseshoe Baltimore Casino ("Horseshoe Baltimore"), Harrah's New Orleans, and a 50% interest in the management fee paid in connection with the management agreements for each of these properties.
New investment and acquisition opportunities, except for any expansion, add-on or additional investment in respect of any existing gaming property of CGP LLC or its subsidiaries, or except for any potential future investment or acquisition by Caesars Interactive Entertainment, Inc. are required to be submitted to Caesars Entertainment. A committee of the board of directors of Caesars Entertainment comprised of disinterested directors will make the determination on behalf of Caesars Entertainment to (1) pursue any potential projects itself or (2) decline the project for itself, after which CGP LLC may elect or decline to pursue the project. The Amended and Restated Limited Liability Company Agreement of CGP LLC (the "CGP Operating Agreement") includes a framework with respect to the structuring of compensation related to future projects between Caesars Entertainment and CGP LLC. In the event Caesars Entertainment declines an opportunity and CGP LLC undertakes the opportunity, CGP LLC is expected to retain a 50% interest in the management fee to be received by Caesars Entertainment, unless otherwise agreed, and CGP LLC will acquire 100% of the new investment opportunity.
Caesars Enterprise Services, LLC ("CES"), a services joint venture among CEOC, Caesars Entertainment Resort Properties, LLC ("CERP"), a subsidiary of Caesars Entertainment, and the Company, (together the "Members" and each a "Member") manages CGP LLC's properties and provides CGP LLC with access to Caesars Entertainment's management expertise, intellectual property, back office services and Total Rewards loyalty program. CES also employs personnel under each property's corresponding property management agreement.
CES manages certain enterprise assets which include all intellectual property currently used, or contemplated to be used, in connection with the properties owned by CEOC, CERP and CGP LLC and their respective affiliates, including any and all intellectual property related to the Total Rewards program. On October 1, 2014, CES began operations in Nevada, Louisiana and certain other jurisdictions in which regulatory approval had been received or was not required, including through the commencement of direct employment by CES of certain designated enterprise-wide employees. CES also manages other assets it owns, licenses or controls, and employs certain of the corresponding employees and other employees who previously provided services to CEOC, CERP and CGP LLC, their affiliates and their respective properties and systems under each property's corresponding property management agreement. Operating expenses are allocated to each Member with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements. Corporate expenses that are not allocated to the properties directly are allocated by CES to CEOC, CERP, and CGPH according to their allocation percentages (initially 70.0%, 24.6% and 5.4%, respectively), subject to annual review. As a result of an annual review undertaken in September 2015 but effective July 2015, the allocation percentages of CES members, CEOC, CERP and CGPH were revised to 65.4%, 21.8% and 12.8%, respectively. CGPH notified CES, CEOC and CERP that it objected to the September 2015 expense allocation but would pay the revised expense allocations under protest and reserved all rights. As a result of an annual review undertaken in August 2016 but effective January 2017, the allocation percentages for CEOC, CERP and CGPH were revised to 62.9%, 22.9% and 14.2%, respectively. CGPH notified CES, CEOC and CERP that it objects to the August 2016 expense allocation but will pay the revised expense allocations under protest and reserves all rights.
On May 20, 2014, the Members entered into an Omnibus License and Enterprise Services Agreement (the "Omnibus Agreement"), which granted licenses to the Members and certain of their affiliates in connection with the formation of CES. Pursuant to the Omnibus Agreement, CGP LLC has access to Caesars Entertainment's leading brand portfolio and management expertise and expects to benefit from its corporate scale, which CGP LLC believes provides a competitive advantage in the operation of CGP LLC's properties. CGP LLC also benefits from management agreements that CGP LLC entered into with management company subsidiaries of Caesars Entertainment, which were subsequently assigned to CES. CGP LLC also participates in Caesars Entertainment's industry-leading customer loyalty program, Total Rewards. CGP LLC uses the Total Rewards system to market promotions and to generate customer play within CGP LLC's properties.
Interactive Entertainment
On September 23, 2016, Caesars Interactive Entertainment, LLC ("CIE" or "Caesars Interactive", formerly Caesars Interactive Entertainment, Inc.), a subsidiary of CGP LLC, sold its social and mobile games business (the "SMG Business") for $4.4 billion subject to customary purchase price adjustments. In connection with the SMG Business sale and related restructuring, CIE retained its World Series of Poker ("WSOP") and regulated online real money gaming ("RMG") businesses. CIE also granted an exclusive, royalty bearing license to Playtika, Ltd. ("Playtika"), a former CIE subsidiary constituting part of the sold SMG Business, with respect to the WSOP and other WSOP-related trademarks owned by CIE or its affiliates and an exclusive royalty bearing sublicense with respect to certain trademarks for continued use in Playtika's social and mobile games business. In connection with the SMG Business sale, CIE repurchased, immediately prior to the closing of the sale of the SMG Business (the "SMG Business Sale Closing"), all of the shares of CIE common stock held by Rock Gaming Interactive LLC and by CIE's other minority investors (collectively, the "Minority Investors") and CIE became a wholly-owned subsidiary of CGP LLC. Details of CIE's two continuing operating units follow below.
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
The World Series of Poker. The WSOP, which was founded in 1970, is the world's largest annual poker event and organizer of the most-attended regional poker tour. The flagship WSOP tournament series in Las Vegas had 107,833 entries, an event record, and awarded over $221 million in prize money in 2016. The 2016-17 WSOP Circuit is expected to include 22 scheduled stops at casinos throughout North America and 14 international stops. Since 2007, the WSOP has staged at least one international event series per year in venues including Paris, San Paulo and Melbourne. The WSOP benefits from a television programming rights agreement with ESPN through 2017 and sponsorship agreements with a number of leading brands.
Products
Regulated Online Real Money Gaming
In Nevada, CIE received its operator's license in December 2012 and launched WSOP.com in September 2013. In November 2013, CIE launched three regulated online real money gaming websites in New Jersey that use and promote the Caesars, Harrah's and WSOP brands: CaesarsCasino.com, HarrahsCasino.com and WSOP.com.
CIE's real money gaming software license agreements with 888 Atlantic Limited ("888") and NYX Gaming Group ("NYX") underpin its operations and preparation for further legalized real money gaming in the United States. 888 provides front and back office services for CIE's U.S. poker offerings, allowing CIE to focus on its strengths in branding and marketing, including the online acquisition and retention of customers. CIE operates WSOP.com in Nevada and WSOP.com and HarrahsCasino.com in New Jersey on 888's platform, and operates CaesarsCasino.com in New Jersey on the NYX casino platform. The combination of these agreements provides CIE with two software alternatives and the ability to employ a multi-brand and multi-platform strategy.
The World Series of Poker
CIE markets the WSOP brand through three distinct avenues: live events, licensing and sponsorships.

Live Events. The signature WSOP live event, the WSOP Las Vegas, was established in 1970 and has occurred annually at the Rio Hotel and Casino ("Rio") in Las Vegas for twelve consecutive years, with an arrangement for the tournament to stay at the Rio through 2017. The 46th annual WSOP Las Vegas event in 2016 drew 107,833 entries from 107 different countries to the 69 events at the Rio to compete in the official WSOP "Gold Bracelet" events.
Since 2005, the WSOP Las Vegas has been complemented by a regular traveling tour of WSOP-branded poker tournaments running from August to May each year (the "WSOP Circuit Events") which culminates in a season-ending National Championship. In the 2015-16 season, the WSOP tour was linked globally for the first time, allowing qualifiers from the U.S. circuit to compete with those on the international circuit for the National Championship. The 2015-16 WSOP Circuit included 19 scheduled stops at casinos throughout North America and six international stops. The 2016-17 WSOP Circuit is expected to include 22 scheduled stops at casinos throughout North America and 14 international stops.
CIE's current contract with ESPN provides that the WSOP Las Vegas will be carried on ESPN and ESPN2 through 2017, with at least 32 hours of original programming annually. CIE receives advertising air-time within all aired episodes on every ESPN platform. ESPN's coverage of this season's WSOP began in August 2016 and ran through November 2016 on both ESPN and ESPN2, concluding coverage with a three-day live final table format.
Since 2007, the WSOP has organized at least one international series per year under the WSOP Europe or WSOP Asia-Pacific brands. The 2017 WSOP Europe will take place at King's Casino in Rozvadov, Czech Republic in October 2017 in what is now the largest live poker room in Europe. The 2016 WSOP Europe took place in Monte Carlo, Monaco. The 2015 WSOP Europe took place at Spielbank Casino in Berlin, Germany in October 2015 and was well-received and attended in its first time in Germany. The first two WSOP Asia-Pacific events were held in 2013 and 2014 in Melbourne, Australia.
Licensing. CIE licenses the WSOP brand for consumer products, allowing CIE to expand its brand through mainstream channels. WSOP licensed products, from playing cards and poker chips to lifestyle apparel, are sold at such retailers as Target and Lids. New Jersey runs a notable lottery offering in concert with the WSOP brand and eight states have also sold WSOP branded instant-win lottery tickets since 2009.
CIE also currently licenses the WSOP trademark to an affiliate of 888 for their use in 888's operation of WSOP.co.uk which is a regulated online real money gaming website in the UK primarily focused on poker. In addition, CIE currently licenses the Caesars trademark to Gamesys Limited for their use in the operation of regulated online real money gaming websites, CaesarsCasino.co.uk and CaesarsBingo.co.uk, in the UK which primarily focus on casino and bingo related games, respectively.
Starting in September 2016, CIE grants an exclusive, royalty bearing license to Playtika with respect to the WSOP and other WSOP-related trademarks owned by CIE or its affiliates and an exclusive royalty bearing sublicense with respect to certain trademarks for continued use in Playtika's social and mobile games business.
Sponsorships. CIE annually pursues promotional partnerships with a variety of brands. Event sponsors in 2016 included Black Clover and 888Poker. Event sponsors in 2015 included NJOY, Jostens, Black Clover, GPI and 888poker. These partnerships typically include both rights fees and marketing activities promoting the WSOP brand. 2014 was highlighted by a "Watch and Win" promotion distributed on more than 20 million packages of the Ruffles Brand of potato chips encouraging download of the WSOP social game and tune-in of the ESPN broadcast. CIE has the exclusive rights to sell camera-visible brand placements within its television and live Internet broadcast programming to third-party advertisers.
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

We believe the Total Rewards program, in conjunction with this distribution system, allows us to capture a growing share of our customers' entertainment spending and compete more effectively. Members earn Reward Credits at all Caesars-affiliated properties in the United States and Canada for on-property entertainment expenses, including gaming, hotel, dining and retail shopping. Members may also earn Reward Credits through the Total Rewards Visa credit card and can redeem Reward Credits with our many partners, including Starwood Hotels and Resorts and Norwegian Cruise Line. Total Rewards members can redeem Reward Credits for amenities or other items such as merchandise, gift cards, and travel. Total Rewards is structured in tiers (designated as Gold, Platinum, Diamond or Seven Stars), each with increasing member benefits and privileges.
Members are also provided promotional offers and rewards based on their engagement with Caesars-affiliated properties, aspects of their casino gaming play, and their preferred spending choices outside of gaming. Member information is also used for marketing promotions, including direct mail campaigns, electronic mail, our website, mobile devices, social media and interactive slot machines.
With respect to our Interactive Entertainment business, in Nevada and New Jersey, we believe the WSOP database of poker players and Total Rewards database of casino players will be important acquisition channels in addition to traditional techniques such as television and online advertising. CIE's WSOP events are primarily marketed through media features and news coverage.
Casino Properties and Developments
Details of CGP LLC's casino properties as of December 31, 2016 are shown in the table below.

Property	Location	Casino Space– Sq. Ft.(1)	Slot Machines(1)	Table Games(1)	Hotel Rooms & Suites(1)
Planet Hollywood Resort & Casino	Las Vegas, NV	64,500	1,080	100	2,500
The Cromwell	Las Vegas, NV	40,000	390	50	188
The LINQ Hotel & Casino(2)	Las Vegas, NV	31,900	760	70	2,250
Bally's Las Vegas	Las Vegas, NV	68,400	1,000	70	2,810
Harrah's New Orleans	New Orleans, LA	125,100	1,580	150	450
Horseshoe Baltimore	Baltimore, MD	122,000	2,200	180	—
_________________________

(1)	Approximate.

(2)	Includes Strip-front property leased by an affiliate of Caesars Entertainment to The LINQ Hotel & Casino.
Planet Hollywood Resort & Casino
Planet Hollywood, which was constructed in 2001, renovated in 2007 and undergoing an approximately $110 million partial renovation which is expected to be completed in 2017, is a casino resort located on the Las Vegas Strip in Las Vegas, Nevada. Planet Hollywood targets a growing younger demographic segment that values the offerings of non-gaming entertainment that complements the casino's gaming activities. Planet Hollywood benefits from its prime location on a 35-acre site on the east side of the Las Vegas Strip.
Planet Hollywood includes a 2,500-room hotel, which offers deluxe guestrooms and suites and a 64,500 square foot casino featuring approximately 1,080 slot machines and 100 table games. The facility also has food and beverage outlets, an outdoor pool area and a spa that is leased to a third party. In addition, the facility adjoins to a retail mall, the Miracle Mile Shops, with retailers and restaurants, and a timeshare tower operated by Hilton Grand Vacations. The adjoining mall and timeshare tower, as well as the additional amenities featured at Planet Hollywood, stimulate additional traffic through the Planet Hollywood complex, including the casino and its amenities.
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
The Cromwell
The Cromwell underwent a $235 million renovation in 2014 to become a boutique "lifestyle" hotel and casino located at the heart of the Las Vegas Strip, offering a new, sophisticated Las Vegas experience that is intended to fill a gap in the market for an upscale, boutique "lifestyle" hotel. The Cromwell features 188 luxury hotel rooms, the GIADA restaurant opened by celebrity chef Giada De Laurentiis, a 40,000 square foot casino featuring approximately 390 slot machines and 50 table games, and a rooftop indoor/outdoor dayclub/nightclub and after hours club called Drai's, which was developed with nightclub operator Victor Drai.

The LINQ Hotel & Casino
The LINQ Hotel & Casino is located on the Las Vegas Strip next to The LINQ Promenade, an outdoor retail and dining area. The LINQ Hotel & Casino underwent a $90 million partial renovation in 2012 and a further $223 million renovation that was completed in the first half of 2015. The LINQ Hotel & Casino features approximately 2,250 rooms, a 31,900 square foot casino with approximately 760 slot machines and 70 table games, several bars and restaurants including the Hash House A Go Go and Guy Fieri's first Las Vegas restaurant, distinctive entertainment offerings including Frank Marino's Divas Las Vegas and Mat Franco - Magic Reinvented Nightly, a pool deck offering two pools and a day club experience, a spa and fitness center, and conference and meeting space.
Bally's Las Vegas
Bally's Las Vegas opened in 1973 and is located on the Las Vegas Strip. The property features approximately 2,810 rooms and suites, a 68,400 square foot casino featuring approximately 1,000 slot machines and 70 table games, several restaurants, including BLT Steak restaurant, an Olympic-sized pool, a spa and salon, and retail shopping. In December 2013, the property completed the renovation to its south hotel tower. The Grand Bazaar, which is not owned by the Company or its subsidiaries, opened to the public in the first half of 2015 in the space directly in front of Bally's Las Vegas. Entertainment offerings include: Wayne Newton: Up Close and Personal and 50 SHADES! THE PARODY.
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
Harrah's New Orleans
Harrah's New Orleans opened in 1999 and was fully renovated in 2006. The property is a French-themed resort and casino in the popular destination market of New Orleans, Louisiana. The property features approximately 450 rooms and suites, a 125,100 square foot casino featuring approximately 1,580 slot machines and 150 table games, restaurants and bars (including the popular Ruth's Chris Steakhouse, Besh Steak and Acme Oyster House), as well as the Masquerade nightclub. In addition, the Fulton Street Promenade, a pedestrian promenade featuring dining and outdoor concerts, lies just outside Harrah's New Orleans and is available for outdoor functions.
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
CEOC Notes
At December 31, 2013, CGP LLC owned $1.1 billion of aggregate principal amount of senior notes held by a subsidiary of Caesars Entertainment (the "CEOC Notes").
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
On August 6, 2014, CGP LLC effectuated a distribution of 100% of its remaining CEOC Notes as a dividend to its members, pro rata based upon each member's ownership percentage in CGP LLC (the "Notes Distribution"). CAC, as a member of CGP LLC and the holder of 42.4% of the economic interests in CGP LLC at the time of distribution, received in connection with the Notes Distribution $137.5 million in aggregate principal amount of the 6.50% Senior Notes, which matured in June 2016, and $151.4 million in aggregate principal amount of the 5.75% Senior Notes maturing in October 2017.
Pursuant to the terms of the Amended Merger Agreement, CAC does not expect to collect principal or interest receivable from these notes.

Intellectual Property
The development of Intellectual Property ("IP") is part of CIE's overall business strategy, and we regard our IP to be an important element of our success. While the CIE business as a whole is not substantially dependent on any one intellectual property asset, we seek to establish and maintain our proprietary rights in our business operations through the use of copyrights, trademarks and trade secret laws. CIE files applications for copyrights and trademarks in the United States and in foreign countries where we believe filing for such protection is appropriate.
CIE's IP includes the WSOP brand and associated trademarks, copyrights and trade secrets that CIE uses in connection with its business operations. CIE seeks to establish and maintain its proprietary rights in its business operations through the use of copyrights, trademarks, trade secrets and other IP rights. CIE also seeks to maintain its trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements.
CIE, either directly or indirectly through its subsidiaries, owns 33 trademarks as of December 31, 2016 registered with the U.S. Patent and Trademark Office, including the World Series of Poker and WSOP trademarks, for a variety of goods and services. CIE also owns one or more registered trademarks in many jurisdictions globally, including the World Series of Poker, WSOP, and World Series of Poker Europe trademarks.
CIE has additional applications pending in the U.S. and certain foreign countries and is continually adding new filings as it deems appropriate. CIE has not applied for registration of all of its copyrights or trademarks, as the case may be, and may not be successful in obtaining the copyrights and trademarks for which it has applied. Despite efforts to protect its proprietary rights, parties may infringe CIE's intellectual property and use information that it regards as proprietary and its rights may be invalidated or unenforceable.
PHW Las Vegas, LLC ("PHW Las Vegas") is party to a licensing agreement with Planet Hollywood Resorts International, LLC and Planet Hollywood Memorabilia, Inc. (together, the "PH Licensors"), which are affiliates of Robert Earl, the original founder of the Planet Hollywood brand. The licensing agreement grants to PHW Las Vegas rights to use certain trademarks, domain names and intellectual property and to display and exhibit certain memorabilia owned by the PH Licensors. The initial term of the agreement runs through 2045 and the parties may by mutual agreement extend the term for two successive terms of ten years each. The license agreement was assigned by PHW Las Vegas to PHWLV as described above, and Planet Hollywood Resorts International, LLC assigned the license agreement to PHRC License, LLC in 2014.
Subsidiaries of CGP LLC own certain intellectual property used in their properties. In addition, CAC and CGP LLC are parties to a management services agreement with CEOC in which, among other terms, CAC, CGP LLC and their subsidiaries are granted rights to use the Caesars trademark for corporate identification purposes. The term of the agreement is until such time as CAC and CGP LLC elect to terminate the agreement, upon mutual written consent of the parties, upon consummation of either the call right or the liquidation right, or at the election of the non-defaulting party upon the occurrence of an uncured default. The management services agreement was assumed by CES in 2014.
CES granted to the properties owned or controlled by the Members, and their respective affiliates, non-exclusive licenses to all intellectual property owned or used by such licensors, including all intellectual property (a) currently used, or contemplated to be used, in connection with the properties owned by the Members and their respective affiliates, including any and all intellectual property related to the Total Rewards program, and (b) necessary for the provision of services contemplated by the Omnibus Agreement and by the applicable management agreement for any such property. In addition, CES granted to the Harrah's New Orleans and Bally's Las Vegas managed facilities, an exclusive (subject to geographic restrictions) license in and to the "Harrah's" and "Bally's" names. CES granted to CEOC, Caesars License Company, LLC ("CLC"), Caesars World, Inc. ("CWI"), CGPH and the properties owned or controlled by the Members, including us, licenses to any intellectual property that CES develops or acquires in the future that is not a derivative of the intellectual property licensed to it. CES also granted to CEOC, CLC, CWI and CGPH a non-exclusive license to intellectual property specific to the properties controlled by CGPH, CERP and their subsidiaries for any uses consistent with the uses made by CEOC, CLC, CWI and CGPH with respect to such intellectual property prior to the date of the Omnibus Agreement.
Competition
Interactive Entertainment
CIE's competitors include regulated online gaming companies that operate in the U.S., poker tournament creators and other forms of casino and media entertainment.
Casino Properties and Developments
The casino entertainment business is highly competitive and characterized by competitors that vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent, and geographic diversity. In most markets, including Las Vegas, CGP LLC competes directly with other casino facilities operating in the immediate and surrounding market areas.

The Las Vegas and Louisiana hotel/casino industries are highly competitive. Hotels on the Las Vegas Strip compete with other hotels on and off the Las Vegas Strip, including hotels in downtown Las Vegas, and hotels in Louisiana compete with other hotels in Louisiana and on the Gulf Coast. CGP LLC's Las Vegas Strip hotels and casinos also compete, in part, with each other and other Caesars Entertainment resorts. In recent years, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, CGP LLC's largest market, and competition has increased significantly. For example, SLS Las Vegas opened in August 2014 on the northern end of the Strip, and the Genting Group has announced plans to develop a casino and hotel called Resorts World Las Vegas, which is expected to open in 2019 on the northern end of the Strip. Also, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. MGM's The Park and joint venture with AEG, T-Mobile Arena, located between New York-New York and Monte Carlo, opened in April 2016 and includes retail and dining options and a 20,000 seat indoor arena for sporting events and concerts. In addition, in June 2016, MGM announced that the Monte Carlo Resort and Casino will undergo $450 million in non-gaming renovations focused on room, food and beverage and entertainment enhancements and is expected to re-open in late 2018 as two newly branded hotels. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of CGP LLC's competitors have increased competition in many markets in which they operate, and this intense competition is expected to continue.
In addition, in the mid-Atlantic region, existing casino resorts provide a number of gaming options for customers, thereby creating significant competition for Horseshoe Baltimore. The casino resorts in the mid-Atlantic region compete with each other on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered and size. Further, MGM National Harbor in Maryland opened in December 2016 and may draw additional customers away from Horseshoe Baltimore. In addition, in June 2016, Maryland Live! announced plans to invest $200 million to construct a new hotel with additional food and beverage and entertainment options adjacent to its casino.
CGP LLC also competes with legalized gaming from casinos located on Native American tribal lands, primarily those located in California. While the competitive impact on CGP LLC's operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California and other areas located in the same regions as CGP LLC's properties could have an adverse effect on CGP LLC's results of operations.
In addition, certain states have legalized, and others may legalize, casino gaming in specific areas, including metropolitan areas from which CGP LLC traditionally attracts customers. A number of states have permitted or are considering permitting gaming, on Native American reservations and through expansion of state lotteries.
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
The current global trend toward liberalization of gaming restrictions and resulting proliferation of gaming venues could result in a decrease in the number of visitors to CGP LLC's Las Vegas facilities by attracting customers close to home and away from Las Vegas, which could have a material adverse effect on CGP LLC's businesses.
Seasonality
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

Employees
As of December 31, 2016, CAC did not have any employees. The employees that work at CGP LLC's casino properties are employees of the respective property where they work. CGP LLC's casino properties had approximately 10,150 employees. Approximately 5,490 employees are covered by a collective bargaining agreement.
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
Available Information
Our Internet address is www.caesarsacquisitioncompany.com. We make available free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). We also make available through our website all filings of our executive officers and directors on Forms 3, 4, and 5 under Section 16 of the Exchange Act. These filings are also available on the SEC's website at www.sec.gov. Our Code of Business Conduct and Ethics is available on our website under the Investor Relations link. We will provide a copy of these documents without charge to any person upon receipt of a written request addressed to Caesars Acquisition Company, Attn: Corporate Secretary, One Caesars Palace Drive, Las Vegas, Nevada 89109. Reference in this document to our website address does not constitute incorporation by reference of the information contained on the website.

Item 1A. Risk Factors.
Risks Related to the Pending Acquisition of the Company by Caesars Entertainment
We may not be able to consummate our announced acquisition by CEC in the anticipated timeframe, or at all.
As previously announced, on December 21, 2014, we entered into the Merger Agreement with CEC, pursuant to which, subject to satisfaction or waiver of certain conditions, CAC will merge with and into CEC, with CEC as the surviving company. On July 9, 2016, we agreed with CEC to amend and restate the Merger Agreement (as amended the "Amended Merger Agreement"). There are a number of risks and uncertainties associated with the consummation of the Proposed Merger with CEC, and completion of the Proposed Merger is contingent upon customary closing conditions, including approval of the Amended Merger Agreement by our stockholders as well as CEC's stockholders and receipt of certain regulatory approvals. In addition to obtaining the stockholder approvals, consummation of the Proposed Merger is also subject to other conditions, including the CEOC restructuring plan confirmed by the bankruptcy court containing the Debtor Release, the Third-Party Release and the Exculpation, each as defined in the CEOC restructuring plan. The order approving the disclosure statement and the order approving solicitation procedures for creditors to vote on the third amended joint plan of reorganization were both approved on June 28, 2016. On October 19, 2016, the objection and voting deadline for the third amended joint plan of reorganization was scheduled for November 21, 2016. The confirmation hearing was held on January 17, 2017, at which point the Bankruptcy Court approved CEOC's restructuring plan. Failure to obtain the other required approvals within the expected time frame, or having to make significant changes to the structure, terms, or conditions of the Proposed Merger to obtain such approvals, may result in a material delay in, or the abandonment of, the Proposed Merger. There can be no assurance that these conditions of the Proposed Merger will be satisfied, and if satisfied, when they will be satisfied. In no event will the Proposed Merger be completed later than December 31, 2017, unless CAC and CEC otherwise agree.
Though the CEOC restructuring plan confirmed by the bankruptcy court contains the Debtor Release, Third-Party Release and Exculpation, under certain circumstances the exchange ratio, pursuant to which shares of CAC's class A common stock, par value $0.001 per share (the "Class A Common Stock") and CAC's class B common stock, par value $0.001 per share (the "Class B Common Stock," and together with the Class A Common Stock, the "CAC Common Stock"), will become exchangeable for shares of CEC's common stock (the "Exchange Ratio"), may be adjusted or the Amended Merger Agreement may be terminated.
Additionally, CEC is subject to litigation which if decided adversely may increase the risk the conditions to consummation of the Proposed Merger are not satisfied. As further discussed in the section entitled Item 3. Legal Proceedings - CEOC Bondholder Litigation, or Noteholder Disputes, on July 22, 2015, the bankruptcy judge presiding over the CEOC bankruptcy denied CEOC's request to stay certain litigation against CEC including the Delaware Second Lien Lawsuit, the New York First Lien Lawsuit, the New York Second Lien Lawsuit and the Senior Unsecured Lawsuits and, following multiple appeals, on December 23, 2015, a panel of the Seventh Circuit Court of Appeals vacated the bankruptcy court's denial of CEOC's requested stay and remanded the issue to the bankruptcy court for further consideration. On January 11, 2015, CEOC petitioned the Seventh Circuit to rehear the appeal. CEOC's petition for rehearing was denied on January 25, 2016, and the case was remanded to the bankruptcy court on February 2, 2016. On February 26, 2016, the bankruptcy court issued a ruling granting CEOC's request to stay the litigation identified above until the earlier of (i) 60 days after the examiner files his initial final report and (ii) May 9, 2016. The second lien notes trustee BOKF, N.A. ("BOKF") sought limited relief from the bankruptcy court's order on March 3, 2016, requesting that all pre-trial matters and rulings be allowed to move forward. On March 10, 2016, the bankruptcy court modified the preliminary injunction to clarify that BOKF may engage in all pre-trial matters. On May 10, 2016, BOKF moved for partial summary judgment on claims related to breach of contract and violation of the Trust Indenture Act of 1939. The parties completed summary judgment briefing prior to the bankruptcy court's June 15, 2016 grant of a temporary stay through August 29, 2016 of the Parent Guarantee Lawsuits, as defined below. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of the Parent Guarantee Lawsuits. The Bankruptcy Court ordered this stay to remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC reorganization plan (February 15, 2017), (b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court. Adverse rulings may result in reinstatement of the CEC guarantee of certain CEOC debt which could increase the risk the conditions to consummation of the Proposed Merger are not satisfied. Adverse rulings may also result in the possibility that Caesars Entertainment enters bankruptcy or is unable to continue as a going concern.
Additionally, the significant amounts CEC has agreed to pay in connection with CEOC's reorganization raises substantial doubt about CEC's ability to continue as a going concern. It is possible that the amount of money CEC will be required to pay will be so substantial that it will diminish the value of CEC to such an extent that the proposed merger between CAC and CEC cannot be consummated. The proposed merger between CAC and CEC is subject to an exchange ratio governing the relative percentage ownership in the combined entity that CAC and CEC would each hold. Any revision to the exchange ratio must be approved by a special committee of the CAC board and ultimately by shareholder vote of CAC stockholders. Should CEC be required to pay such a substantial amount of money or other consideration to a reorganized CEOC that the value of CEC requires a revision to the exchange ratio for the merged entity, it is possible that the CAC special committee or CAC's stockholders would not approve the merger and the merger would not be consummated. See risk factor below entitled "If a court were to find in favor of the claimants in the Noteholder Disputes, it would likely have a material adverse effect on CEC's business, financial condition, results of operations and cash flows and, absent an intervening event, a reorganization under Chapter 11 of the Bankruptcy Code would likely be necessary due to the limited resources available at CEC to resolve such matters. The significant amounts CEC has agreed to pay in connection with CEOC's reorganization raise substantial doubt about CEC's ability to continue as a going concern. In addition, CEC estimates that it will require additional sources of funding to meet the ongoing financial commitments of the CEC holding company for amounts other than committed to under the RSAs."
We can therefore give you no assurance that the Proposed Merger will be consummated, in which case we would not realize the anticipated benefits of having completed the Proposed Merger, which may adversely affect us.
The combined company will require significant liquidity to fund CEOC's emergence from Chapter 11 and to achieve successful integration and achieve targeted synergies post-closing.
At emergence from Chapter 11, CEOC will be required to or may deem it advisable to settle in cash certain obligations (such as professional fees, certain accrued and unpaid interest and debt obligations) that matured during the Chapter 11 bankruptcy cases. Additionally, under the now confirmed CEOC restructuring plan, Caesars Entertainment will be required to (i) contribute over $400 million to pay a forbearance fee, for general corporate purposes and to fund sources and uses and (ii) purchase up to approximately $1.2 billion of new equity in the restructured CEOC and its subsidiaries. As a result of these payments and investments, Caesars Entertainment may have less cash available in future periods for investments and operating expenses and, as a result, the confirmation of the CEOC reorganization plan and emergence of CEOC from bankruptcy may have a negative impact on the combined company and on its ability to sustain its operations. An order approving the disclosure statement and an order approving solicitation procedures for creditors to vote on the third amended joint plan of reorganization were both approved on June 28, 2016. On October 19, 2016, the objection and voting deadline for the third amended joint plan of reorganization was scheduled for November 21, 2016. The confirmation hearing for the third amended joint plan was held on January 17, 2017, where the Bankruptcy Court confirmed the CEOC restructuring plan. CEOC believes that the restructuring plan may become effective as early as May 2017.
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
CAC and the individual members of our Board have been named as defendants in certain lawsuits relating to the Amended Merger Agreement and the Proposed Merger, and may be named in additional lawsuits relating to the Amended Merger Agreement and the Proposed Merger. The lawsuit filed to date generally alleges that the directors breached their fiduciary duties by engaging in a flawed sales process, by approving an inadequate price, and by agreeing to provisions that would allegedly preclude another interested buyer from making a financially superior proposal to acquire the company. The lawsuit filed to date was dismissed without prejudice for lack of prosecution on October 13, 2016. On November 14, 2016, the deadline to seek reinstatement of that lawsuit lapsed, without action by the plaintiff. The defense of any such lawsuits, and any additional lawsuits relating to the Amended Merger Agreement and the Proposed Merger, may be expensive and may divert management's attention and resources, which could adversely affect our business results of operations and financial condition.
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
CIE has a significant amount of cash held in escrow, and it is unclear whether and to what extent such cash will be released.
In connection with the RSAs, the amended and restated restructuring support agreement that we entered into with CEOC and the agreement for the sale of CIE's social and mobile games business, we entered into the CIE Proceeds and Reservation of Rights Agreement on September 9, 2016, with CIE, CEC and CEOC (the "CIE Proceeds Agreement"), pursuant to which CIE deposited into an escrow account $2.7 billion of the proceeds received from the sale of its social and mobile games business. The proceeds may only be released in accordance with the terms set forth in the CIE Proceeds Agreement, with the joint written consent of CIE and CEOC or pursuant to an order of a court of competent jurisdiction. As of December 31, 2016, $62.7 million has been distributed from the escrow account pursuant to the terms of the CIE Proceeds Agreement. The CIE Proceeds Agreement provides, that at the request of CIE, proceeds may be released to CAC or CGP LLC in the event that there is a full and final release, or a dismissal in full with prejudice of the claims for actual and constructive fraudulent conveyances and transfers against CAC, CIE, the purchaser of the social and mobile games business, or the company or any of the subsidiaries acquired by such purchaser ("Caesar Claims"), on the August 9, 2016 suit filed by CEOC, or if there is a judgment in such proceedings and such judgment has been satisfied in full by CAC and CIE, or a plan of reorganization for CEOC which provides that CAC, CIE, such purchaser, such purchaser's acquired company and any of its subsidiaries are fully and finally released of all liability arising for such Caesar Claims. Upon consummation of the CEOC restructuring plan confirmed on January 17, 2017, it is anticipated that the funds in the CIE Escrow Account, as defined in Note 3 — Development, Acquisition and Divestiture Activity to the CGP LLC Combined and Consolidated Financial Statements in Exhibit 99.1, will be released. We cannot provide assurance as to when the CEOC restructuring plan will be consummated.
In addition, CIE placed $264.0 million into escrow (the "Indemnity Escrow") to secure the potential indemnity claims of Purchaser for a period of twelve months from the SMG Business Sale Closing date pursuant to the terms of the Purchase Agreement. During the fourth quarter of 2016, upon finalization of the purchase price adjustment pursuant to the Purchase Agreement, CIE paid $4.5 million to Purchaser from the Indemnity Escrow account. At December 31, 2016, the remaining balance in the Indemnity Escrow was $259.5 million, which is included as short-term Restricted cash on CGP LLC's Consolidated Balance Sheet. There have been no claims made against the Indemnity Escrow account. It is unclear whether and to what extent the funds in the Indemnity Escrow will be released.
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
CES, a services joint venture among CEOC, CERP, a subsidiary of CEC, and CGPH, (together the "Members" and each a "Member") manages our properties and provides us with access to Caesars Entertainment's management expertise, intellectual property, back office services and Total Rewards loyalty program. Pursuant to the CGP LLC Management Services Agreement, CEOC and its subsidiaries provide certain corporate services, back-office support and business advisory services to CAC and CGP LLC, however, generally, the services that would otherwise be performed under the CGP LLC Management Services Agreement are now performed by CES pursuant to other arrangements. Additionally, pursuant to the Omnibus License and Enterprise Services Agreement (the "Omnibus Agreement"), CES provides, among other services, corporate services and back-office support to CGPH. Moreover, CES provides management services to CGP LLC owned casinos. CAC and CGP LLC have a very short history of operating casinos and interactive entertainment. Therefore, the business and operations of CAC and CGP LLC are dependent on the services provided by Caesars Entertainment and its subsidiaries, and CAC and CGP LLC cannot operate without these services. If the quality of the services provided by Caesars Entertainment and its subsidiaries deteriorates, or if the terms under which Caesars Entertainment and its subsidiaries provide such services change in a manner that is adverse to CGP LLC, it could have a material adverse effect on CAC and CGP LLC's business, financial condition and operating results.
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
CEOC, CERP and CGPH are members of CES, and CGPH and its subsidiaries rely on CES to provide it with intellectual property licenses and property management services, among other services. Each member of CES is required to contribute as necessary to fund CES's operating costs and capital requirements in accordance with the terms of the operating agreement that governs CES. The amount CGPH will be required to fund in the future may be greater than its initial contribution, and will be subject to the review and approval of the CES steering committee. CGPH, CEOC and CERP control CES through its steering committee, which is comprised of one representative from each of CGPH, CEOC and CERP. In the event that CGPH's interests do not align with those of CEOC or CERP, the interests of CEOC or CERP may be met before CGPH. In addition, certain decisions by CES may not be made without unanimous consent of the members, including CGPH. These actions include any decision with respect to liquidation or dissolution of CES, merger, consolidation or sale of all or substantially all the assets of CES, usage of CES assets in a manner inconsistent with the purposes of CES, material amendment to CES's operating agreement, admission of new investors to CES and filing of any bankruptcy or similar action by CES. Thus, any Member may block those actions requiring unanimous consent of the Members notwithstanding that such actions are in our interest. As a result of an annual review undertaken in September 2015 but effective July 2015, the allocation percentages of CEOC, CERP and CGPH were revised to 65.4%, 21.8% and 12.8%, respectively. CGPH has notified CES, CEOC and CERP that it objected to the September 2015 expense allocation but would pay the revised expense allocations under protest and reserved all rights. As a result of an annual review undertaken in August 2016 but effective January 2017, the allocation percentages for CEOC, CERP and CGPH were revised to 62.9%, 22.9% and 14.2%, respectively. CGPH has notified CES, CEOC and CERP that it objects to the August 2016 expense allocation but will pay the revised expense allocations under protest and reserves all rights.
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
Caesars Entertainment (including its consolidated subsidiaries) is a highly leveraged company and has pledged a significant portion of its assets and the assets of its subsidiaries as collateral under certain of its debt obligations, including the trademarks for which CIE has licensed the right to use, including "Caesars," "Total Rewards" and "Harrah's." The stock of CEOC is also pledged to secure these debt obligations. CEOC and its subsidiaries that are the owners of these trademarks filed for bankruptcy in January 2015. If Caesars Entertainment or its subsidiaries were to default on these obligations, its lenders could exercise significant influence over CGP LLC's business. CGP LLC is dependent on a number of services from Caesars Entertainment, CEOC, CES and other subsidiaries of Caesars Entertainment, pursuant to the CGP LLC Management Services Agreement, the Omnibus Agreement and CIE's Shared Services Agreement. If Caesars Entertainment and/or its subsidiaries file for bankruptcy protection under the U.S. bankruptcy code, their filing may materially and adversely affect CGP LLC's assets and operations. For example, in the event of a default by Caesars Entertainment, its lenders or their successors may elect to reject the CGP LLC Management Services Agreement or the Omnibus Agreement as an executory contract in a bankruptcy proceeding. Furthermore, in the event of such a default, Caesars Entertainment's lenders also may seek to reject CIE's cross marketing and trademark license agreement with Caesars Entertainment in connection with a bankruptcy proceeding and, as a result, CIE would no longer have licenses to use certain trademarks owned by Caesars Entertainment or its subsidiaries. The result of this influence and any related disruption in CGP LLC's business could have a material adverse effect on CGP LLC's business, financial condition and operating results. Recent litigation against CEC may increase the risk these events occur. See Item 3. Legal Proceedings - CEOC Bondholder Litigation, or Noteholder Disputes.

We attribute no value to the CEOC Notes held by CAC and such attribution could adversely affect the market price of our Class A common stock.
As a result of a pro rata dividend distribution to its members on 2014, CAC received $137.5 million in aggregate principal amount of 6.50% senior notes previously issued by CEOC, which matured on June 1, 2016, and $151.4 million in aggregate principal amount of 5.75% senior notes, maturing October 1, 2017. Under the CEOC restructuring plan confirmed on January 17, 2017, CAC receives no recovery for any of the CEOC Notes held by it, and CAC has written down the full value of such CEOC Notes for the calendar year 2016. Accordingly, we attribute no value to the CEOC Notes held by CAC and such attribution could adversely affect the market price of our Class A common stock.
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
A bankruptcy court may conclude that each of the formation transactions and the Asset Purchase Transactions constitutes a financing rather than a true sale, and as a result we would no longer have ownership and control over assets sold or contributed to CGP LLC to the same extent as we do now.
Caesars Entertainment and its consolidated subsidiaries, as well as CEOC and its consolidated subsidiaries, have reported significant net losses during the past three fiscal years. In a bankruptcy of Caesars Entertainment or any of its subsidiaries (such as the bankruptcy proceeding of CEOC and certain of its subsidiaries that was filed in January 2015) that sold or contributed assets to CGP LLC, including CEOC, the court may conclude that each of the formation transactions and the Asset Purchase Transactions constitutes a disguised financing rather than a true sale. In such case, the court would deem CGP LLC's assets as belonging to Caesars Entertainment, and consider us to be a lender to Caesars Entertainment or its subsidiaries to the extent of the purchase price CGP LLC paid for those assets. While we should have a claim against Caesars Entertainment and its subsidiaries for the amounts paid to them for the assets, we would no longer have ownership and control over the assets to the same extent as we do now. Moreover, if our claim against Caesars Entertainment and its subsidiaries is considered a financing, no guarantee exists that our claim will be deemed a secured claim entitled to a priority right of repayment from the assets, rather than a general unsecured claim against Caesars Entertainment's or CEOC's bankruptcy estate that shares pro rata with other creditors in any recovery from the residual value of the bankruptcy estate. Finally, a risk exists that any such claim might be primed in favor of a debtor-in-possession financing, or that the court might equitably subordinate our claim to those of other creditors, recharacterize the claim as equity or otherwise not allow the claim (including on equitable grounds).
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
An independent investigation of the formation transactions and the Asset Purchase Transactions in connection with CEOC's bankruptcy is currently ongoing, which will expose our and CGP LLC's contractual relationships with Caesars Entertainment and its subsidiaries to heightened scrutiny.
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
The examiner's report identifies a variety of potential claims against CAC, CGP LLC, CIE, other entities and certain individuals related to a number of transactions dating back to 2009. Most of the examiner's findings are based on his view that CEOC was "insolvent" at the time of the applicable transactions. The examiner's report includes his conclusions on the relative strength of these possible claims, many of which are described in Note 6 of the Notes to Financial Statements. The examiner calculates an estimated range of potential damages for these potential claims as against all parties from $3.6 billion to $5.1 billion. The examiner calculates an estimated range of potential damages for potential claims against CAC, CGP LLC and CIE from $1.7 billion to $2.3 billion, ignoring potential duplication of recovery from other defendants. Neither calculation takes into account probability of success, likelihood of collection, or the time or cost of litigation.
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
On June 28, 2016, an order approving the disclosure statement and an order approving solicitation procedures for creditors to vote on the third amended joint plan of reorganization were entered in the bankruptcy court. On October 19, 2016, the objection and voting deadline for the third amended joint plan of reorganization was scheduled for November 21, 2016. The confirmation hearing for the third amended joint plan was held on January 17, 2017, where the Bankruptcy Court confirmed the CEOC restructuring plan. CEOC believes that the restructuring plan may become effective as early as May 2017.
We are subject to fraudulent transfer litigation that, if adversely decided, may require us to return the assets acquired in the formation transactions and the Asset Purchase Transactions, or their value, to Caesars Entertainment and its subsidiaries.
Creditors of Caesars Entertainment and its subsidiaries have sued CAC and CGP LLC under state law in an effort to recover, for their benefit, the assets CGP LLC acquired in the formation transactions and the Asset Purchase Transactions as fraudulent transfers. See Item 3. Legal Proceedings - CEOC Bondholder Litigation, or Noteholder Disputes for a discussion of these proceedings. As a general matter, fraudulent transfer law allows a creditor to recover assets, or their value, from an initial or subsequent transferee if the debtor conveyed the assets with an actual intent to hinder, delay or defraud its creditors, or if the transfer was a constructive fraudulent transfer. The principal elements of a constructive fraudulent transfer are a transfer, made while a debtor was insolvent or that rendered a debtor insolvent, for less than reasonably equivalent value.
CAC and CGP LLC strongly believe there is no merit to the actions described in Item 3. Legal Proceedings - CEOC Bondholder Litigation, or Noteholder Disputes and CAC and CGP LLC will defend themselves vigorously and seek appropriate relief should any action be brought. However, in the CEOC Bondholder Litigation, or Noteholder Disputes, plaintiffs seek, among other remedies, return to CEOC of six casino properties CGP LLC acquired in the formation transactions and the Asset Purchase Transactions for approximately $3.1 billion in cash and assumed debt. The six casino properties acquired in the formation transactions and the Asset Purchase Transactions are the only casino properties owned by CGP LLC and account for 100% of CGP LLC's revenue from casino operations. If CAC and CGP LLC lose the lawsuits described above, they may have to return the assets or their value to Caesars Entertainment and its subsidiaries, or be forced to pay additional amounts therefor. During the twelve months ended December 31, 2016, revenue from casino operations accounted for 97.3% of CGP LLC's total net revenue. If CGP LLC were forced to return the casino properties to Caesars Entertainment and its subsidiaries, that could cause it to lose the benefit of substantial revenue generated by those properties. Additionally, if a court were to find that the transfers and sales in the formation transactions and the Asset Purchase Transactions were improper, that could trigger a default under the debt that we raised to finance these transfers. These consequences could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
In addition, Caesars Entertainment, if it were to become a debtor for a bankruptcy, may attempt to reject the CGP Operating Agreement as an executory contract. This might affect our continued existence and other corporate governance rights. It may also relieve Caesars Entertainment from performing its obligations under CGP LLC's limited liability company agreement, including honoring its obligations under the liquidation right and call right.
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
A number of the Noteholder Disputes also involve claims that CEC is liable for all amounts due and owing on certain notes issued by CEOC, based on allegations that provisions in the governing indentures pursuant to which CEC guaranteed CEOC's obligations under those notes remain in effect (the "Guarantee Claims"). Such Guarantee Claims were most recently raised against Caesars Entertainment in the New York Senior Notes Lawsuit. Adverse rulings on the Guarantee Claims in this action or any of the other Noteholder Disputes could negatively affect CEC's position on such Guarantee Claims in other Noteholder Disputes, or with respect to potential claims by other holders of certain other notes issued by CEOC. If the court in any of these Noteholder Disputes were to find in favor of the plaintiffs on the Guarantee Claims, CEC may become obligated to pay all principal, interest, and other amounts due and owing on the notes at issue. If CEC became obligated to pay amounts owed on CEOC's indebtedness as a result of the Guarantee Claims, it is likely that a reorganization of CEC under Chapter 11 of the Bankruptcy Code would be necessary due to the limited resources available at CEC to resolve such matters. However, on January 26, 2017, the Bankruptcy Court ordered the stay of the Guarantee Claims to remain in effect until the earlier of (a) the effective date of the plan of reorganization confirmed on January 17, 2017, (b) the termination of any restructuring support agreement with the Official Committee of Second Priority Noteholders, or (c) further order of the Bankruptcy Court.
In addition to the liquidity issues raised as a result of complying with the material commitments CEC made under the RSAs, CEC estimates that it will require additional sources of funding to meet the ongoing financial commitments of the CEC holding company for amounts other than committed to under the RSAs, primarily resulting from significant expenditures made to (1) defend CEC against the matters disclosed in "Legal Proceedings" and (2) support CEOC's plan of reorganization. As a result of the foregoing, there is substantial doubt about CEC's ability to continue as a going concern, which could have a materially adverse effect on CAC and CGP LLC, and could also have a material adverse effect on the Proposed Merger.
Risks Related to Caesars Growth Partners, LLC's Business
CGP LLC may not realize all of the anticipated benefits of current or potential future acquisitions.
On May 20, 2014, we closed a transaction whereby CGPH, an indirect, wholly-owned subsidiary of CGP LLC acquired from Caesars Entertainment certain of its properties and related assets as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. There are incremental risks and uncertainties related to the formation transactions and the Asset Purchase Transactions contemplated thereunder, many of which are outside of our control, including the following:

•	the diversion of our management's attention from our ongoing business concerns;

•	the outcome of any legal proceedings that may be instituted against us and/or others relating to the formation transactions; and

•	the amounts of the costs, fees, expenses and charges related to the Asset Purchase Transactions.
For example, we and CGP LLC have been named in two separate lawsuits related to the Asset Purchase Transactions, as more fully described in Item 3. Legal Proceedings - CEOC Bondholder Litigation, or Noteholder Disputes.
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
CGP LLC and CAC are subject to extensive gaming regulations and political and regulatory uncertainty. Regulatory authorities in the jurisdictions where CGP LLC operates have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit the gaming or other licenses of CGP LLC's casino properties or developments, impose substantial fines and take other actions, any one of which could adversely impact CGP LLC's business, financial condition and results of operations. In addition, regulatory authorities in one or more jurisdictions may require CGP LLC or CAC to obtain new licenses in connection with the formation transactions and the Asset Purchase Transactions or due to future changes in regulation. For instance, the Missouri Gaming Commission has required that CAC obtain certain licenses after the closing of the formation transactions even though CGP LLC does not operate in Missouri. The failure of CAC to maintain a license from the Missouri Gaming Commission could, among other things, result in the loss of Caesars Entertainment's gaming license in Missouri. If other jurisdictions require CGP LLC or CAC to obtain new licenses in connection with its operations, the formation of CES or due to future changes in regulation, and CGP LLC or CAC is unable to obtain those licenses, it could adversely impact CGP LLC's business, financial condition and results of operations. As another example, CGP LLC's ability to expand its operations at Harrah's New Orleans, which could include increasing the number of rooms at the hotel or opening new restaurants at the complex, is subject to regulatory approval, and any such proposal may or may not be approved.
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
Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. For example, a substantial number of the customers of CGP LLC's casinos in Las Vegas and New Orleans use air travel for transportation to and from the casino. As a result of terrorist acts, domestic and international travel was severely disrupted, which resulted in a decrease in customer visits to Las Vegas and New Orleans. We cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, security alerts or war, uprisings, or hostilities in places such as Iraq and Afghanistan, or other countries throughout the world, will continue to directly or indirectly impact CGP LLC's business and operating results. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. If any such event were to affect our properties, we would likely be adversely impacted. In addition, natural and man-made disasters such as major fires, floods, hurricanes, earthquakes and oil spills, or severe or inclement weather affecting the ability of CGP LLC's casino customers to travel can have a negative impact on its results of operations. In most cases, we have insurance that covers portions of any losses from a natural disaster, but it is subject to deductibles and maximum payouts in many cases. Although we may be covered by insurance from a natural disaster, the timing of our receipt of insurance proceeds, if any, is out of our control. In some cases, however, we may receive no proceeds from insurance. Additionally, a natural disaster affecting one or more of our properties may affect the level and cost of insurance coverage we may be able to obtain in the future, which may adversely affect our financial position. As our operations depend in part on our customers' ability to travel, severe or inclement weather can also have a negative impact on our results of operations.
Any violation of the Foreign Corrupt Practices Act or other similar laws and regulations could have a negative impact on us.
CGP LLC is subject to risks associated with doing business outside of the United States, which exposes CGP LLC to complex foreign and U.S. regulations inherent in engaging in a cross-border business and in each of the countries in which CGP LLC and its businesses transact business. CGP LLC is subject to requirements imposed by the Foreign Corrupt Practices Act ("FCPA") and other anti-corruption laws that generally prohibit U.S. companies and their affiliates from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Policies and procedures and employee training and compliance programs that CGP LLC has implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law. If the employees, contractors or agents of CGP LLC's casino properties or CIE fail to comply with applicable laws or company policies governing its international operations, CGP LLC may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that CGP LLC has violated any anti-corruption laws could have a material adverse effect on CGP LLC's financial condition. Compliance with international and U.S. laws and regulations that apply to CGP LLC's international operations increase CGP LLC's cost of doing business in foreign jurisdictions. CGP LLC and its businesses also deal with significant amounts of cash in its operations and are subject to various reporting and anti-money laundering ("AML") regulations. Any violation of AML or regulations, on which in recent years, governmental authorities have been increasingly focused, with a particular focus on the gaming industry, by any of our resorts could have a negative effect on our results of operations. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. In October 2013, CEOC's subsidiary, Desert Palace, Inc. (the owner of and referred to herein as Caesars Palace), received a letter from Financial Crimes Enforcement Network of the United States Department of the Treasury ("FinCEN"), stating that FinCEN was investigating Caesars Palace for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Caesars Palace responded to FinCEN's letter in January 2014. Additionally, CEC was informed in October 2013 that a federal grand jury investigation regarding anti-money laundering practices of CEC and its subsidiaries had been initiated. CEC and Caesars Palace have been cooperating with FinCEN, the Department of Justice and the Nevada Gaming Control Board (the "GCB") on this matter. On September 8, 2015, FinCEN announced a settlement pursuant to which Caesars Palace agreed to an $8 million civil penalty for its violations of the Bank Secrecy Act, which penalty shall be treated as a general unsecured claim in Caesars Palace's bankruptcy proceedings. In addition, Caesars Palace agreed to conduct periodic external audits and independent testing of its AML compliance program, report to FinCEN on mandated improvements, adopt a rigorous training regime, and engage in a "look-back" for suspicious transactions. The terms of the FinCEN settlement were approved by the bankruptcy court on October 19, 2015. CEOC and the GCB reached a settlement on the same facts as above, wherein CEC agreed to pay $1.5 million and provide to the GCB the same information that is reported to FinCEN and to resubmit its updated AML policies. On September 17, 2015, the settlement agreement was approved by the Nevada Gaming Commission.
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
CAC and CGP LLC are defendants in certain legal proceedings, including the lawsuits relating to the Amended Merger Agreement and the Proposed Merger, as discussed in Item 3. Legal Proceedings - CEOC Bondholder Litigation, or Noteholder Disputes. If a court were to find in favor of the claimants in these proceedings, such determination could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our obligation to fund multi-employer pension plans to which we contribute may have an adverse impact on us.
We contribute to and participate in various multi-employer pension plans for employees represented by certain unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. We do not administer these plans and, generally, are not represented on the boards of trustees of these plans. The Pension Protection Act enacted in 2006, or the PPA, requires under-funded pension plans to improve their funding ratios. Based on the information available to us, some of the multi-employer plans to which we contribute are either "critical" or "endangered" as those terms are defined in the PPA. Specifically, the Pension Plan of the UNITE HERE National Retirement Fund is less than 65% funded. We cannot determine at this time the amount of additional funding, if any, we may be required to make to these plans. However, plan assessments could have an adverse impact on our results of operations or cash flows for a given period. Furthermore, under current law, upon the termination of a multi-employer pension plan, due to the withdrawal of all its contributing employers (a mass withdrawal), or in the event of a withdrawal by us, which we consider from time to time, we would be required to make payments to the plan for our proportionate share of the plan's unfunded vested liabilities, that would have a material adverse impact on our consolidated financial condition, results of operations and cash flows. See also litigation between the National Retirement Fund and CEC described in Item 3. Legal Proceedings.
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
CGP LLC's casino properties conduct their gaming activities on a credit basis as well as a cash basis, which credit is unsecured. Table games players are typically extended more credit than slot players, and high stakes players are typically extended more credit than patrons who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular quarter.
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
In recent years, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, CGP LLC's largest market, and competition has increased significantly. For example, SLS Las Vegas opened in August 2014 on the northern end of the Strip, and the Genting Group has announced plans to develop a casino and hotel called Resorts World Las Vegas, which is expected to open in 2019 on the northern end of the Strip. Also, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. MGM's The Park and joint venture with AEG, T-Mobile Arena, located between New York-New York and Monte Carlo, opened in April 2016 and includes retail and dining options and a 20,000 seat indoor arena for sporting events and concerts. In addition, in June 2016, MGM announced that the Monte Carlo Resort and Casino will undergo $450 million in non-gaming renovations focused on room, food and beverage and entertainment enhancements and is expected to re-open in late 2018 as two newly branded hotels. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of CGP LLC's competitors have increased competition in many markets in which they operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect CGP LLC's financial performance. Growth in consumer demand for non-gaming offerings could also negatively impact our gaming revenue.

In addition, in the mid-Atlantic region, existing casino resorts provide a number of gaming options for customers, thereby creating significant competition for Horseshoe Baltimore. The casino resorts in the mid-Atlantic region compete with each other on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered and size. Further, MGM National Harbor in Maryland opened in December 2016 and may draw additional customers away from Horseshoe Baltimore. In addition, in June 2016, Maryland Live! announced plans to invest $200 million to construct a new hotel with additional food and beverage and entertainment options adjacent to its casino. If Horseshoe Baltimore is unable to effectively compete with other regional casino resorts or keep customers, this inability may negatively affect Horseshoe Baltimore's, and therefore CGP LLC's, business and operations.
CGP LLC also competes with legalized gaming from casinos located on Native American tribal lands, primarily those located in California. While the competitive impact on CGP LLC's operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California and other areas located in the same regions as CGP LLC's properties could have an adverse effect on CGP LLC's results of operations.
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
The Casino Properties and Developments Business is subject to certain federal, state and local environmental laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects, such as emissions to air, discharges to streams and rivers and releases of hazardous substances and pollutants into the environment, as well as handling and disposal from municipal/non-hazardous waste, which also apply to current and previous owners or operators of real estate generally. Federal examples of these laws include the Clean Air Act, the Clean Water Act, the Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Oil Pollution Act of 1990. Certain of these environmental laws may impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused particular contamination or release of hazardous substances. Should unknown contamination be discovered on CGP LLC's property, or should a release of hazardous substances occur on CGP LLC's property, CGP LLC could be required to investigate and clean up the contamination and could also be held responsible to a governmental entity or third parties for property damage, personal injury or investigation and cleanup costs incurred in connection with the contamination or release, which may be substantial. Moreover, such contamination may also impair CGP LLC's ability to use the affected property. Such liability could be joint and several in nature, regardless of fault, and could affect CGP LLC even if such property is vacated. The potential for substantial costs and an inability to use the property could adversely affect our business.
Work stoppages and other labor problems could negatively impact our future profits.
Some of our employees are represented by labor unions and, accordingly, we are subject to the risk of work stoppages or other labor disruptions from time to time. We have two collective bargaining agreements covering stage production employees in Las Vegas expiring in 2017. We intend to negotiate renewal agreements for these two collective bargaining agreements and are hopeful that we will be able to reach agreements with the union without any work stoppage. Work stoppages and other labor disruptions could have a material adverse impact on our operations. Also, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations. From time to time, we have experienced attempts by labor organizations to organize certain of our non-union employees. To the extent that our non-union employees join unions, we could have greater exposure to risks associated with labor problems and could negatively impact our profits.

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
CGP LLC indirectly holds approximately 40.9% interest in the equity interests of Caesars Baltimore Investment Company, LLC (the "Maryland Joint Venture"). While CGP LLC can influence the ownership of the Maryland Joint Venture through its equity ownership, CGP LLC relies on the other equity partners for providing certain funding for the Maryland Joint Venture and there can be no assurances that the other equity partners will provide sufficient funding, or any funding at all, if needed. The failure of other equity partners in the Maryland Joint Venture to provide the appropriate level of funding may result in a material adverse effect on CGP LLC's business, financial condition and operating results.
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
After October 21, 2016, Caesars Entertainment has the right, which it may assign to any of its affiliates or to any transferee of all non-voting units of CGP LLC held by Caesars Entertainment, to acquire all or a portion of the voting units of CGP LLC (or, at our option, shares of CAC's Class A common stock) not otherwise owned by Caesars Entertainment at such time. As a result, you may be forced to sell your shares of CAC's Class A common stock on little notice and at a value that may cause you to realize a loss. The exercise of this right by Caesars Entertainment will result in you receiving consideration entirely or partly in the form of stock of Caesars Entertainment, which may be a tax-free reorganization for U.S. federal income tax purposes in certain circumstances. If the exchange is not a tax-free reorganization, you may recognize gain or loss for U.S. federal income tax purposes on such exchange depending on the amount of cash and the value of the stock of Caesars Entertainment you receive in such exchange and the adjusted tax basis of your shares of CAC's Class A common stock. There can be no assurances that the stock of Caesars Entertainment will maintain its value from the time of Caesars Entertainment's exercise of the call right or be part of an active trading market. As a consequence, you may be forced to dispose of the stock of Caesars Entertainment at a great loss.

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
Prior to our listing on the NASDAQ Global Select market on November 19, 2013, there had not been a public market for our Class A common stock. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market or how liquid that market might become. The Sponsors own approximately 65.0% of our Class A common stock and while the shares are eligible for resale, currently such shares are not available for the public market. As a result, our shares may be less liquid than the shares of other newly public companies or other public companies generally and there may be imbalances between supply and demand for our shares. As a result, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. If an active trading market does not develop, you may have difficulty selling any of our common stock that you buy. Consequently, you may not be able to sell our Class A common stock at prices equal to or greater than the price you paid.
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
Hamlet Holdings beneficially owns approximately 65.0% of our Class A common stock. Hamlet Holdings has the power to control our Board. Moreover, Hamlet Holdings has the ability to vote on any transaction that requires the approval of our stockholders, including the approval of significant corporate transactions such as mergers and the sale of substantially all of our assets. In addition, Hamlet Holdings, the members of which are comprised of individuals affiliated with the Sponsors, as of the date hereof beneficially owned a majority of Caesars Entertainment's common stock through an irrevocable proxy providing Hamlet Holdings with sole voting and sole dispositive power over those shares of stock that are held by funds affiliated with and controlled by the Sponsors and their co-investors, which gives them power to elect all of Caesars Entertainment's directors. As a result, even though an independent committee of the board of directors of Caesars Entertainment may make decisions with regard to development opportunities for CGP LLC, Hamlet Holdings is in a position to exert a significant influence over both of CAC and Caesars Entertainment and the direction of their business and operations.
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

As discussed elsewhere in this Annual Report on Form 10-K, as an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.
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
Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified, and, consequently, the actual performance of CAC and CGP LLC may differ materially from those expressed or implied by such forward-looking statements. We disclose important factors that could cause actual results to differ materially from our expectations under "Risk Factors" and elsewhere in this Form 10-K and the documents incorporated by reference. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described from time to time in the Company's reports filed with the SEC (including the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein):

•
CAC and CGP LLC's dependence on Caesars Entertainment and its subsidiaries, including CES, to provide support and services, as well as CGP LLC's dependence on Caesars Entertainment's and CES' senior management's expertise and its participation in Caesars Entertainment's Total Rewards loyalty program;

•	the effects of a default by Caesars Entertainment or CEOC on certain debt obligations;

•	the ability of Caesars Entertainment to meet its financial obligations in light of its limited cash balances;

•	Caesars Entertainment's interests may conflict with CAC and CGP LLC's interests;

•	the adverse effects due to the bankruptcy filing of CEOC and certain of its subsidiaries;

•
the effects if a third-party successfully challenges Caesars Entertainment or its affiliates' ownership of, or right to use, the intellectual property owned or used by subsidiaries of Caesars Entertainment, which CIE and CGP LLC license for use in its businesses;

•	CIE's reliance on subsidiaries of Caesars Entertainment to obtain online gaming licenses in certain jurisdictions, such as New Jersey;

•	the difficulty of operating CGP LLC's business separately from Caesars Entertainment and managing that process effectively could take up a significant amount of management's time;

•	CGP LLC's business model and short operating history;

•	the effects of any lawsuits against CAC, CGP LLC or CGPH related to the formation transactions, the Asset Purchase Transactions and the proposed CAC and Caesars Entertainment merger transaction;

•	the Proposed Merger may not be consummated on the terms contemplated or at all;

•	the adverse effects if extensive governmental regulation and taxation policies, which are applicable to CGP LLC, are enforced;

•	the effects of local and national economic, credit and capital market conditions on the economy in general, and on the gaming industry in particular;

•	the sensitivity of CGP LLC's business to reductions in discretionary consumer spending;

•	the rapidly growing and changing industry in which CGP LLC operates, such as CIE's internet gaming business;

•	any failure to protect CGP LLC's trademarks or other intellectual property, such as CIE's ownership of the WSOP trademark;

•	abnormal gaming holds ("gaming hold" is the amount of money that is retained by the casino from wagers by customers);

•	the effects of competition, including locations of competitors and operating and market competition, particularly the intense competition CGP LLC's casino properties face in their respective markets;

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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The following table sets forth information about our portfolio of casino properties, each of which is more fully described in Item 1. Business, as of December 31, 2016:
Summary of Property Information

Property	Location	Type of Casino	Casino Space – Sq. Ft.(1)	Slot Machines(1)	Table Games(1)	Hotel Rooms & Suites(1)
Planet Hollywood Resort & Casino	Las Vegas, NV	Land-based	64,500	1,080	100	2,500
The Cromwell	Las Vegas, NV	Land-based	40,000	390	50	188
The LINQ Hotel & Casino(2)	Las Vegas, NV	Land-based	31,900	760	70	2,250
Bally's Las Vegas	Las Vegas, NV	Land-based	68,400	1,000	70	2,810
Harrah's New Orleans	New Orleans, LA	Land-based	125,100	1,580	150	450
Horseshoe Baltimore	Baltimore, MD	Land-based	122,000	2,200	180	—
Hot Spot Oasis	Las Vegas, NV	Land-based	1,000	15	—	—
_________________________

(1)	Approximate.

(2)	Includes Strip-front property leased by an affiliate of Caesars Entertainment to The LINQ Hotel & Casino.
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
CAC-CEC Proposed Merger
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the "Nevada Lawsuit") in the Clark County District Court in the State of Nevada against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan, and David Sambur (the individual defendants collectively, the "CAC Directors"). The Nevada Lawsuit alleges claims for breach of fiduciary duty against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) a declaration that the claim for breach of fiduciary duty is a proper class action claim; (2) to order the CAC Directors to fulfill their fiduciary duties to CAC in connection with the Proposed Merger, specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors' personal interests and their fiduciary duties to maximize shareholder value in the Proposed Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (3) to order the CAC Directors to account for all damages suffered or to be suffered by the plaintiff and the putative class as a result of the Proposed Merger; and (4) to award the plaintiff for his costs and attorneys' fees. It is unclear whether the Nevada Lawsuit also seeks to enjoin the Proposed Merger. On October 13, 2016, the Nevada Lawsuit was dismissed without prejudice by the court for lack of prosecution. On November 14, 2016, the deadline to seek reinstatement of the lawsuit lapsed, without action by the plaintiff. If the litigation is refiled, CAC and the CAC Directors believe this lawsuit is without merit and will defend themselves vigorously.
We cannot provide assurance as to the outcome of this matter or of the range of reasonably possible losses should this matter ultimately be resolved against us due to the inherent uncertainty of litigation and the stage of the related litigation.
CEOC Bondholder Litigation, or Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of

CEOC, filed a lawsuit (the "Delaware Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, CAC, CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys' fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC's bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. CEC has informed us that fact discovery in the case is substantially complete, and cross-motions for summary judgment have been filed by the parties. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of this proceeding (and others). The Bankruptcy Court ordered the stay to remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC restructuring plan (February 15, 2017), (b) the termination of the restructuring support agreement with the Official Committee of Second Priority Noteholders (the "Second Lien RSA"), or (c) further order of the Bankruptcy Court.
On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Senior Unsecured Lawsuits") were assigned to the same judge. The claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings. The court denied a motion to dismiss both lawsuits with respect to CEC. The parties have completed fact discovery with respect to both plaintiffs' claims against CEC. On October 23, 2015, plaintiffs in the Senior Unsecured Lawsuits moved for partial summary judgment, and on December 29, 2015, those motions were denied. On December 4, 2015, plaintiff in the action brought on behalf of holders of CEOC's 6.50% Senior Unsecured Notes moved for class certification and briefing has been completed. The judge presiding over these cases thereafter retired, and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule, and the parties filed cross-motions for summary judgment which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of these proceedings (and others). The stay will remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC restructuring plan (February 15, 2017), (b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court. CAC and CGP LLC are not parties to these lawsuits.
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
On March 3, 2015, BOKF filed a lawsuit (the "New York Second Lien Lawsuit") against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the "New York First Lien Lawsuit") against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC's filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases were assigned to the same judge presiding over the other Parent Guarantee Lawsuits. CEC filed its answer to the BOKF complaint on March 25, 2015, and to the UMB complaint on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, and on December 22, 2015, the appellate court denied CEC's motion for leave to appeal. On November 20, 2015, BOKF and UMB again moved for partial summary judgment. Those motions likewise were denied. The judge presiding over these cases thereafter retired, and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule, and the parties submitted cross-motions for summary judgment which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of the New York First Lien Lawsuit and the New York Second Lien Lawsuit (and others). The Bankruptcy Court ordered the stay to remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC restructuring plan (February 15, 2017), (b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court.
On October 20, 2015, Wilmington Trust, National Association ("Wilmington Trust"), filed a lawsuit (the "New York Senior Notes Lawsuit" and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the "Parent Guarantee Lawsuits") against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC's 10.75% Senior Notes due 2016 (the "10.75% Senior Notes"). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC filed its answer to the complaint on November 23, 2015. As with the other parent guarantee lawsuits taking place in Manhattan, the judge presiding over these cases retired and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule and the parties submitted cross-motions for summary judgment which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of this proceeding (and others). The Bankruptcy Court ordered the stay to remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC reorganization plan (February 15, 2017), (b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court.
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
As part of CEOC's bankruptcy proceeding, the Official Committee of Second Priority Noteholders ("Second Priority Noteholders") filed a standing motion in bankruptcy court on May 13, 2016 seeking standing to commence claims on behalf of CEOC's estate. The proposed complaint names as potential defendants CAC, CGP LLC, CIE, and CES as well as CEC and CERP among others, and seeks recovery of assets transferred from CEOC. The proposed complaint alleges claims on behalf of CEOC's estate ranging in value from $8.1 billion to $12.6 billion against all defendants, as valued by the Second Priority Noteholders. Of this amount, the Second Priority Noteholders allege potential claims against CAC, CGP LLC, and CIE ranging from $3.7 billion to $7.9 billion, without taking into account any duplicative recovery, based on calculations in an exhibit to the revised disclosure statement filed in the bankruptcy court on May 27, 2016. A hearing on the standing motion was held on October 19, 2016, and the standing motion was continued until January 17, 2017. Following the confirmation of the CEOC restructuring plan on January 17, 2017, the bankruptcy court continued the Second Priority Noteholders' standing motion until April 19, 2017.
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
CAC, CIE, CGP LLC, and CGPH believe the above-referenced adversary complaint is without merit and intend to defend it vigorously, including by filing a motion to dismiss at the appropriate time. The status and timing of the adversary proceeding is affected by the Bankruptcy proceedings. On August 10, 2016, CEOC filed an emergency motion seeking, among other relief, to stay the above-referenced adversary proceeding. On August 23, 2016, the bankruptcy court granted the relief requested until the October 19, 2016 omnibus hearing. At the October 19, 2016 omnibus hearing, the bankruptcy court continued the adversary proceeding until the November 16, 2016 omnibus hearing. Following the confirmation of the CEOC restructuring plan on January 17, 2017, the bankruptcy court continued the adversary proceeding until April 19, 2017.

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
Prior to NRF's vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreements in which the obligation to contribute to NRF exists. The CEC Group was current with respect to pension contributions at the time of their expulsion.
On December 5, 2016, an interlocutory judgment was entered against CEC and CERP comprising the first quarterly payment of withdrawal liability referred to above, interest and liquidated damages under the Employee Retirement Income Security Act of 1974. On December 19, 2016, CEC and CERP filed a motion to certify a final judgment under Rule 54(b) of the Federal Rules of Civil Procedure for immediate appeal and to stay the plaintiffs' motions to amend and for summary judgment, as described below. On January 11, 2017, the District Court granted the motion to certify a final judgment under Rule 54(b) in the amount of $9 million, but denied the motion for a stay, and a judgment in that amount was entered the next day. CEC has appealed this decision to the Second Circuit, and has bonded the judgment pending appeal.
On December 23, 2016, the plaintiffs filed a motion to amend their complaint to add claims for the second through eighth quarterly payments of withdrawal liability, which the plaintiffs contended were past due, as well as for injunctive relief requiring the defendants to pay all further quarterly payments as they purportedly became due. Also on December 23, 2016, the plaintiffs simultaneously filed a motion for summary judgment against CEC and CERP for payment of the second through eighth quarterly payments of withdrawal liability, for interest, liquidated damages, attorneys' fees and costs, and for injunctive relief requiring the defendants to pay all further quarterly payments as they purportedly became due. These motions have not yet been fully submitted to the District Court.
CEC believes its legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously, and will defend vigorously against the claims raised by the NRF in the NRF action. Since settlement discussions with the NRF are continuing and no material discovery has yet been performed with respect to any of the above actions, CEC cannot currently provide assurance as to the ultimate outcome of the matters at issue.
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
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock trades on the NASDAQ Global Select Market under the symbol "CACQ." The following table sets forth the high and low intra-day sales price per share of our Class A common stock on the NASDAQ Global Select Market for indicated periods.

	High	Low
Fiscal Year Ended December 31, 2015:
First Quarter	$10.49	$6.18
Second Quarter	8.48	6.00
Third Quarter	8.23	4.82
Fourth Quarter	8.26	6.03

Fiscal Year Ended December 31, 2016:
First Quarter	$7.35	$4.48
Second Quarter	12.15	5.43
Third Quarter	13.00	10.10
Fourth Quarter	13.53	10.00
As of February 10, 2017, there were 138,795,500 shares of common stock issued and outstanding that were held by 40 stockholders of record.
Dividends
We did not pay any cash dividends in the period from our date of incorporation (February 25, 2013) through December 31, 2016. We currently do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. The Merger Agreement contains provisions that restrict dividend payments.
Unregistered Sales of Equity Securities
There have not been any sales by the Company of equity securities in the period from our date of incorporation (February 25, 2013) through December 31, 2016 that have not been registered under the Securities Act.
Share Repurchases
The Company did not repurchase shares of our common stock during the years ended December 31, 2016 and 2015.
Performance Graph
The graph depicted below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Stock Index ("S&P 500"), the NASDAQ Composite Index, the NASDAQ Internet Index ("QNET"), and the Dow Jones U.S. Gambling Total Stock Market Index ("Dow Jones U.S. Gambling") for the period beginning on November 19, 2013 (the date our common stock commenced trading on the NASDAQ Global Select Market) and ending on December 31, 2016. NASDAQ OMX furnished the data. The performance graph assumes a $100 investment in our stock and each of the four indices, respectively, on November 19, 2013, and that all dividends were reinvested. Stock price performance, presented for the period from November 19, 2013 to December 31, 2016, is not necessarily indicative of future results.

	November 19, 2013	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
CACQ	$100.00	$109.14	$93.30	$61.63	$122.17
S&P 500	100.00	103.63	117.81	119.44	133.73
Dow Jones U.S. Gambling	100.00	115.75	96.02	80.00	101.47
NASDAQ	100.00	106.34	122.02	130.52	142.09
QNET	100.00	108.46	107.32	128.82	133.63
The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act or the Exchange Act, unless we specifically incorporate the performance graph by reference therein.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Vesting or Exercise of Shares	Weighted-average exercise price(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders(1)	1,495,561	9.43	188,973
_________________________

(1)
Shares granted pursuant to the Caesars Acquisition Company 2014 Performance Incentive Plan as described in Note 7 — Stock-based Compensation contained in the CAC Audited Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(2)	Restricted stock unit awards do not have an exercise price and therefore are not included in the calculation of the weighted-average exercise price.

CAC holds all of the voting units in CGP LLC but does not consolidate CGP LLC into its financial statements. Equity compensation plans for employees of CGP LLC and its subsidiaries are described in Note 15 — Stock-based Compensation and Employee Benefit Plans contained in the CGP LLC Audited Financial Statements included in Exhibit 99.1 of this Annual Report on Form 10-K.
Item 6. Selected Financial Data.
The following table presents financial data of CAC and combined financial data of the assets and entities that were acquired by or contributed to CGP LLC in the formation transactions, the Acquired Properties Transaction and the Harrah's Transaction through the May 2014 acquisition dates. Periods prior to the formation transactions are referred to in the aggregate as Predecessor Growth Partners, which is considered to be the predecessor to CAC. The combined financial data of Predecessor Growth Partners is presented as if those businesses and assets acquired in the formation transactions, the Acquired Properties Transaction and the Harrah's Transaction were combined into one reporting entity for the periods presented, and have been derived from the historical accounting records of Caesars Entertainment.

The historical financial data of CAC should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes of CAC included elsewhere in this Form 10-K.

	Caesars Acquisition Company				Predecessor Growth Partners(1)
(In millions, except per share data)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	February 25 Through December 31, 2013	January 1 Through October 21, 2013	Year Ended December 31, 2012
Statements of Operations
Revenues
Net revenues	$—	$—	$—	$—	$845.9	$1,095.6
Operating expenses
Direct operating expenses	—	—	—	—	399.8	532.4
Property, general, administrative and other	30.0	31.2	25.4	0.4	244.3	307.6
Write-downs, reserves and project opening costs, net of recoveries	—	—	—	—	15.6	8.4
Management fees to related parties	—	—	—	—	14.2	16.1
Depreciation and amortization	—	—	—	—	66.8	85.0
Total operating expenses	30.0	31.2	25.4	0.4	740.7	949.5
Income from equity method investment in Caesars Growth Partners, LLC	820.6	97.4	79.4	7.3	N/A	N/A
Income from operations	790.6	66.2	54.0	6.9	105.2	146.1
Interest expense, net of interest capitalized	—	—	—	—	(60.5)	(56.1)
Interest income - related party	—	—	—	—	138.5	145.1
Loss on extinguishment of debt	—	—	—	—	(0.7)	—
Other income, net	—	—	—	—	0.5	1.5
Income before provision for income taxes	790.6	66.2	54.0	6.9	183.0	236.6
Provision for income taxes	(171.5)	(34.2)	(39.4)	(2.4)	(74.4)	(89.5)
Net income from continuing operations	619.1	32.0	14.6	4.5	108.6	147.1
Discontinued operations
Income from discontinued operations before income taxes	—	—	—	—	6.8	71.6
Benefit from/(provision for) income taxes related to discontinued operations	—	—	—	—	6.4	(19.0)
Net income from discontinued operations	—	—	—	—	13.2	52.6
Net income	619.1	32.0	14.6	4.5	121.8	199.7
Less: net loss/(income) attributable to non-controlling interests	—	—	—	—	5.1	(0.6)
Net income attributable to CAC and Predecessor Growth Partners, respectively	$619.1	$32.0	$14.6	$4.5	$126.9	$199.1

Common Stock Data
Earnings per share - basic	$4.50	$0.23	$0.11	$0.19
Earnings per share - diluted	$4.49	$0.23	$0.11	$0.19

Balance Sheet Data (at period end)
Total assets	$1,821.5	$1,137.4	$1,059.3	$1,155.3		$3,974.7
Total debt(2)	—	—	—	—		873.8
Equity	1,698.8	1,067.4	1,023.1	1,153.4		2,573.4
_________________________

(1)	Results have been recast to reflect the portion of CIE's business disposed of as discontinued operations as a result of the sale of CIE's SMG Business in September 2016.

(2)	Total debt is comprised of third-party debt, debt to related party and convertible notes issued to related party.

The following table presents financial data of Caesars Growth Partners, LLC for the period subsequent to the formation transactions. The financial data of CGP LLC should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and the audited financial statements and related notes of CGP LLC included in Exhibit 99.1 of this Annual Report on Form 10-K pursuant to Rule 3-09 of Regulation S-X.

	Caesars Growth Partners, LLC (1)
(In millions)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	October 22 Through December 31, 2013
Statements of Operations
Revenues
Net revenues	$1,696.5	$1,620.2	$1,318.5	$206.8
Operating expenses
Direct operating expenses	777.9	765.5	649.2	97.8
Property, general, administrative and other	672.4	498.1	489.6	95.2
Write-downs, reserves and project opening costs, net of recoveries	2.8	12.0	53.1	3.9
Management fees to related parties	44.2	55.9	37.0	2.2
Depreciation and amortization	180.1	148.6	115.1	17.5
Impairment of goodwill, tangible and other intangible assets	—	1.0	147.5	—
Change in fair value of contingently issuable non-voting membership units	—	(117.2)	38.7	138.7
Total operating expenses	1,677.4	1,363.9	1,530.2	355.3
Income/(loss) from operations	19.1	256.3	(211.7)	(148.5)
Interest expense, net of interest capitalized	(198.0)	(195.5)	(171.8)	(16.3)
Interest income	3.4	—	1.0	—
Interest income - related party	—	—	119.2	35.8
Impairment of investment in notes from related party	—	—	(63.5)	—
Gain on sale of investment in notes from related party	—	—	99.4	—
Loss on extinguishment of debt	—	—	(23.8)	(0.9)
Other income, net	—	4.0	—	—
(Loss)/income from continuing operations before benefit from income taxes	(175.5)	64.8	(251.2)	(129.9)
Benefit from income taxes	4.6	1.9	3.9	4.3
Net (loss)/income from continuing operations	(170.9)	66.7	(247.3)	(125.6)
Discontinued operations
Income from discontinued operations before income taxes, including $4,179.9 gain on sale of SMG Business in 2016 and $1.4 of gain on disposal during 2014	4,109.6	226.0	86.8	12.3
Provision for income taxes related to discontinued operations	(9.8)	(63.8)	(52.7)	(11.4)
Net income from discontinued operations	4,099.8	162.2	34.1	0.9
Net income/(loss)	3,928.9	228.9	(213.2)	(124.7)
Less: net loss/(income) attributable to non-controlling interests	28.3	(7.1)	33.0	4.6
Net income/(loss) attributable to Caesars Growth Partners, LLC	$3,957.2	$221.8	$(180.2)	$(120.1)

Balance Sheet Data (at period end)
Total assets	$7,365.7	$4,533.3	$4,591.5	$5,444.2
Total debt(2)	2,275.5	2,337.3	2,351.1	1,102.4
Equity	4,659.7	1,731.2	1,303.8	3,461.1
_________________________

(1)	Results have been recast to reflect the portion of CIE's business disposed of as discontinued operations as a result of the sale of CIE's SMG Business in September 2016.

(2)	Total debt is comprised of third-party debt, debt to related party and convertible notes issued to related party.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with, and is qualified in its entirety by, the audited financial statements and the notes thereto of CAC and CGP LLC, and other financial information included elsewhere in this Form 10-K. Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. See Item 1A. Risk Factors — CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 of this Form 10-K.
Basis of Presentation and Discussion
Caesars Acquisition Company, a Delaware corporation, directly owns 100% of the voting membership units in CGP LLC, a Delaware limited liability company and a joint venture between CAC and subsidiaries of CEC. CAC serves as CGP LLC's managing member and sole holder of all of its outstanding voting units, and subsidiaries of Caesars Entertainment hold all of CGP LLC's outstanding non-voting units. However, based upon the structure of CGP LLC and the related economics, CGP LLC has been determined to be a variable interest entity of which Caesars Entertainment is the primary beneficiary. Therefore, CAC does not consolidate CGP LLC into its financial statements. Instead, CAC accounts for its investment in CGP LLC using a balance sheet approach to the equity method of accounting, referred to as hypothetical liquidation at book value ("HLBV") accounting.
CAC's primary asset is its membership interest in CGP LLC. We have presented financial statements of CGP LLC pursuant to Rule 3-09 of Regulation S-X as CGP LLC represents a significant equity method investment of CAC. As we believe that the comparative information for CAC's investment in CGP LLC is material to investors in CAC, we also have presented information for CGP LLC in this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Proposed Merger of CAC with CEC
On December 21, 2014, the Company and CEC entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, among other things, CAC will merge with and into CEC, with CEC as the surviving company (the "Proposed Merger").
On July 9, 2016, CAC and CEC agreed to amend and restate the Merger Agreement (the "Amended Merger Agreement"). In connection with the entry into the Amended Merger Agreement, on July 9, 2016, (i) CAC and CEOC, a majority owned subsidiary of CEC, agreed to amend and restate the Restructuring Support Agreement (as amended, the "CAC RSA"), dated as of June 12, 2016, among CAC, CEOC and CEC; (ii) CEC and CEOC agreed to amend the Restructuring Support, Settlement and Contribution Agreement, dated as of June 7, 2016 (as amended, the "CEC RSA" and, together with the CAC RSA, the "Caesars RSAs"), between CEC and CEOC; and (iii) CAC entered into a Voting Agreement (the "Voting Agreement") with Hamlet Holdings LLC ("Hamlet Holdings"), and solely with respect to certain provisions of the Voting Agreement, affiliates of Apollo Global Management, LLC and TPG Capital, LP and certain of their co-investors (collectively, the "Holders"). The Caesars RSAs were entered into with respect to the restructuring of CEOC's indebtedness (the "Restructuring") and, together with the Amended Merger Agreement, are consistent with the terms proposed under the second amended Joint Chapter 11 plan of reorganization (as amended, the "Merger Plan") of CEOC and each of the debtors (together with CEOC, the "Debtors") in the CEOC Chapter 11 Cases.
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
The closing of the merger is subject to the adoption of the Amended Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares of CAC Common Stock and CEC Common Stock, respectively. In addition to the closing conditions originally set forth in the Merger Agreement, each of CAC and CEC have agreed that their respective obligation to consummate the merger is subject to the fulfillment of the Merger Plan containing the Debtor Release, the Third-Party Release and the Exculpation. However, the Amended Merger Agreement eliminated from the closing conditions set forth in the Merger Agreement (i) minimum cash closing conditions for both parties and (ii) a closing condition that limited tax costs relating to the Restructuring to close the Proposed Merger.
The Amended Merger Agreement provides certain termination rights to each of CAC and CEC based on, among other things: (i) CEOC filing (including any of its debtor subsidiaries), without CAC's or CEC's prior written consent, respectively, (x) a plan of reorganization, a disclosure statement or a proposed order entered by the Bankruptcy Court confirming the Merger Plan that is materially consistent with the RSAs and the Merger Plan and otherwise acceptable to each of CAC and CEC ("Confirmation Order") that does not include the Debtor Release, the Third-Party Release or the Exculpation as to CAC, CGP LLC, their subsidiaries, and their respective representatives ("CAC Released Parties") or CEC, its subsidiaries, and their respective representatives ("CEC Released Parties"), respectively, in form and substance consistent in all material respects with such provisions as set forth in the Merger Plan or (y) any motion, pleading or other document with the Bankruptcy Court in the CEOC Chapter 11 Cases that is otherwise materially inconsistent with the CAC RSA or CEC RSA, respectively, or the Merger Plan, (ii) the Confirmation Order (x) not including the Debtor Release, the Third-Party Release or the Exculpation as to the CAC Released Parties or the CEC Released Parties, respectively, in form and substance consistent in all material respect with such provisions as set forth in the Merger Plan or (y) not being otherwise materially consistent with the Merger Plan, (iii) the 105 Injunction Order no longer being in effect or, subject to certain conditions, CEOC failing to file a motion on or before August 14, 2016, or such earlier date as may be required by local rules governing the CEOC Chapter 11 Cases for the filing of such motion, seeking to extend the 105 Injunction Order currently in effect to the period ending on the confirmation date, (iv) either of the Caesars RSAs being terminated or becoming null and void or (v) the date on which the merger becomes effective not occurring by the close of business on December 31, 2017.

CAESARS ACQUISITION COMPANY
Operating Results
Income from Equity Method Investment
For the years ended December 31, 2016, 2015 and 2014, CAC recognized $820.6 million, $97.4 million and $79.4 million, respectively, of income before tax from its equity method investment in CGP LLC. For the years ended December 31, 2015 and 2014, income before tax from its equity method investment in CGP LLC equals the amount of income that CAC was entitled to under its minimum guarantee return. Income from equity method investment in Caesars Growth Partners, LLC increased in 2016 due to the increase in CAC's contractual claim on CGP LLC's accounting balance sheet as a result of the sale of CIE's SMG Business in September 2016.
Operating Expenses
In addition to its income from equity method investment, CAC incurs direct expenses which are primarily related to professional services fees, payroll and related expenses as well as general liability insurance, licenses and fees. For the years ended December 31, 2016, 2015 and 2014, CAC incurred operating expenses of $30.0 million, $31.2 million and $25.4 million, respectively. Operating expenses for 2016 decreased by $1.2 million, or 3.8%, when compared with 2015 primarily due to decreases in stock-based compensation expense partially offset by increases in professional services expenses. Operating expenses for 2015 increased by $5.8 million, or 22.8%, when compared with 2014 primarily due to professional services fees mainly driven by an increase in legal and advisory fees. CAC receives distributions from CGP LLC in accordance with the CGP Operating Agreement for reimbursement of its expenses incurred.
Provision for Income Taxes
The provision for income taxes for the years ended December 31, 2016, 2015 and 2014 was $171.5 million, $34.2 million and $39.4 million, respectively. The effective tax rates for the years ended December 31, 2016, 2015 and 2014 were 21.7%, 51.7% and 72.9%, respectively. The decrease in the effective tax rate for 2016 as compared to 2015 is primarily due to a decrease in the federal valuation allowance recorded against deferred tax assets related to the basis difference in the investment in notes from a related party as a result of the sale of CIE's social mobile games business by CGP LLC and the federal tax benefit for the dividends received deduction related to dividends received from CIE through its investment in CGP LLC. The decrease in the effective tax rate for 2015 as compared to 2014 is primarily due to a lesser change in the federal valuation allowance recorded against deferred tax assets related to the basis difference in the investment in notes from related party.
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
CAC has not incurred, nor is it expected to incur, material capital expenditures in the normal course of business or to pursue acquisition opportunities other than through CGP LLC. See Liquidity and Capital Resources for CGP LLC.
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

Off-Balance Sheet Arrangements
CAC did not have any off-balance sheet arrangements at December 31, 2016 or 2015.
Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with accounting principles generally accepted in the United States ("GAAP").
Certain of our accounting policies require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments will be subject to an inherent degree of uncertainty. Our judgments are based upon the historical experience of both Caesars Entertainment and Caesars Acquisition Company, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. For a summary of our significant accounting policies, please refer to Note 1 — Description of Business and Summary of Significant Accounting Policies to the CAC Financial Statements included in Item 8 of this Annual Report.
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
We consolidate into our financial statements the accounts of any wholly-owned subsidiaries and any partially-owned subsidiaries that are not deemed to be variable interest entities and for which we have the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method. At December 31, 2016 or 2015, we had no consolidated subsidiaries.
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
Recently Issued Accounting Pronouncements
The information regarding recent accounting pronouncements is included in Note 2 — Recently Issued Accounting Pronouncements to the CAC Financial Statements included in Item 8 of this Annual Report.
CAESARS GROWTH PARTNERS, LLC
Overview
Pursuant to the terms of the CGP Operating Agreement, in conjunction with CGP LLC's acquisition of CIE from Caesars Entertainment, CGP LLC was obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from a specified portion of CIE's social and mobile games business exceeded a pre-determined threshold amount in 2015. Accordingly, in April 2016, CGP LLC issued approximately 31.9 million additional Class B non-voting units.
On May 5, 2014, CGP LLC contributed the equity interests of PHWLV and a 50% interest in the management fee revenues of PHW Manager to CGPH, an indirect wholly owned subsidiary of CGP LLC. JCC Holding Company II, LLC and its subsidiaries (collectively known as "Harrah's New Orleans"), 3535 LV Corporation (formerly known as "The Quad" and recently rebranded as "The LINQ Hotel & Casino"), indirect subsidiaries of Parball Corporation (collectively known as "Bally's Las Vegas") and Corner Investment Company, LLC and its subsidiaries (collectively known as "The Cromwell") were direct wholly-owned subsidiaries of CEOC, which is a majority-owned subsidiary of CEC. On May 5, 2014, CGPH through one or more subsidiaries acquired (i) The Cromwell, The LINQ Hotel & Casino and Bally's Las Vegas, (ii) 50% of the ongoing management fees and any termination fees payable under property management agreements entered into between an affiliate of CEOC acting as property manager and the CGPH subsidiary which owns each of these respective properties, and (iii) certain intellectual property that is specific to each of these properties.
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

Presentation
The financial information for the periods presented reflect the financial statements of CGP LLC on a combined and consolidated basis, giving regard to all impacts of the May 2014 transactions.
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
As a result of the SMG Business sale in September 2016, the historical results of CGP LLC have been recast to reflect the portion of the CIE business disposed of as discontinued operations for all periods presented herein.
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
Consolidated Operating Results of CGP LLC

	Year Ended December 31,
(In millions)	2016	2015	2014
Net revenues	$1,696.5	$1,620.2	$1,318.5
Income/(loss) from operations	19.1	256.3	(211.7)
Net (loss)/income from continuing operations	(170.9)	66.7	(247.3)
Adjusted EBITDA (1)	420.1	347.6	214.1
_________________________

(1)	See Reconciliations of Adjusted Earnings before Interest Income/Expense, Income Taxes, Depreciation and Amortization ("Adjusted EBITDA") to Net Income/(Loss) from Continuing Operations.
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
Year ended December 31, 2016 results compared to Year ended December 31, 2015
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
Net revenues for 2016 increased by $76.3 million, or 4.7%, when compared to 2015. Total trips decreased by approximately 5.4% in 2016 when compared to 2015. Gross casino hold increased to 12.2% for 2016 from 11.9% for 2015. Cash average daily room rates for 2016 increased to $132, or 7.3%, when compared to $123 for 2015. Average daily occupancy was 94.3% and 92.4%, respectively, for 2016 and 2015. Revenue per available room for 2016 and 2015 was $122 and $112, respectively, or an increase of 8.9%.
Income from operations for 2016 was $19.1 million as compared to $256.3 million for 2015, which was a decrease of $237.2 million, or 92.5%. The decrease in income from operations is primarily attributable to an increase in stock-based compensation expense and transaction related costs associated with the Sale and the change in the fair value of contingently issuable non-voting membership units recognized in the prior year with no comparable change recognized subsequent to December 31, 2015, partially offset by the income impact of increases in net revenues. In connection with the Sale, CIE accelerated the vesting of all of the outstanding options, restricted stock units and warrants of CIE (collectively, "CIE Equity Awards"), and, effective immediately prior to the closing, canceled the CIE Equity Awards in exchange for the right to receive cash payments, resulting in the accelerated recognition of stock-based compensation expense associated with such awards. Excluding the impact of stock-based compensation expense, transaction costs related to the Sale and the change in fair value of contingently issuable non-voting membership units, income from operations for 2016 increased by $55.7 million when compared to the same period in 2015 primarily due to the income impact of increased revenues as discussed above and reductions in labor and marketing expenses partially offset by an increase in general and administrative expenses related to the expansion of entertainment options at Planet Hollywood and an increase in depreciation expense at Planet Hollywood resulting from the acceleration of depreciation for assets that will be replaced as a result of renovations.
Adjusted EBITDA for 2016 was $420.1 million as compared to $347.6 million for 2015, which was an increase of $72.5 million, or 20.9%, driven primarily by the income impact of increased revenues and reductions in labor expenses partially offset by an increase in general and administrative expenses related to the expansion of entertainment options at Planet Hollywood.
Year ended December 31, 2015 results compared to Year ended December 31, 2014
Net revenues were impacted primarily by the following:

•	The openings of The Cromwell in May 2014 and Horseshoe Baltimore in August 2014; and

•	Increased rates and the availability of rooms as a result of the completion of renovations at The LINQ Hotel & Casino which was substantially completed and available to guests in early May 2015.

•	These increases were partially offset by lower casino revenues at Harrah's New Orleans due to the April 2015 smoking ban.
Net revenues for 2015 increased by $301.7 million, or 22.9%, when compared to 2014. Total trips increased by approximately 25.8% in 2015 when compared to 2014. Gross casino hold increased to 11.9% for 2015 from 11.2% for 2014. Cash average daily room rates for 2015 increased to $123, or 13.9%, when compared to $108 for 2014. Average daily occupancy was 92.4% and 89.7%, respectively, for 2015 and 2014. Revenue per available room for 2015 and 2014 was $112 and $98, respectively, or an increase of 14.3%.
Income from operations for 2015 was $256.3 million as compared to a loss of $211.7 million in 2014, which was an improvement of $468.0 million. The improvement was primarily attributable to the income impact of increased revenues, a decrease in the fair value of contingently issuable non-voting membership units in 2015 and the impairment of goodwill for Bally's Las Vegas recognized in the fourth quarter of 2014, offset by increased expenses resulting from the opening of Horseshoe Baltimore. Excluding the impact of the change in fair value of contingently issuable non-voting membership units as well as the impairment of goodwill for Bally's Las Vegas, income from operations for 2015 improved by $165.6 million primarily due to the income impact of increased revenues partially offset by operating expenses incurred after the opening of Horseshoe Baltimore.
Adjusted EBITDA for 2015 was $347.6 million as compared to $214.1 million for 2014, which was an increase of $133.5 million, or 62.4%, driven primarily by the income impact of increased revenues partially offset by operating expenses incurred after the opening of Horseshoe Baltimore.

Other Factors Affecting Net Income

	Year Ended December 31,
(In millions)	2016	2015	2014
Interest expense, net of interest capitalized	$(198.0)	$(195.5)	$(171.8)
Interest income	3.4	—	1.0
Interest income - related party	—	—	119.2
Impairment of investment in notes from related party	—	—	(63.5)
Gain on sale of investment in notes from related party	—	—	99.4
Loss on extinguishment of debt	—	—	(23.8)
Other income, net	—	4.0	—
Benefit from income taxes (1)	4.6	1.9	3.9
Net income from discontinued operations	4,099.8	162.2	34.1
Net loss/(income) attributable to non-controlling interests (2)	28.3	(7.1)	33.0
_________________________

(1)
The benefit from income taxes for CGP LLC for 2016, 2015 and 2014, represents the income taxes from its corporate subsidiary, CIE, which was taxed as a corporation for federal, state and foreign income tax purposes through September 22, 2016. CGP LLC's benefit from income taxes also includes the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes for the period up to the date of acquisition by CGP LLC for the properties acquired from CEOC in May 2014. No provision for income taxes is reported for properties within the Casino Properties and Developments operating unit of CGP LLC that were acquired in 2013 as such properties are taxed as a partnership for federal and state income tax purposes whereby any income or losses were allocated to the CGP LLC members and taxed by each member.

(2)	CGP LLC's non-controlling interest reflects the non-controlling interest associated with CIE through September 22, 2016 and the Maryland Joint Venture into CGP LLC.
Interest Expense, Net of Interest Capitalized
The table below summarizes CGP LLC's interest expenses, net of interest capitalized:

	Year Ended December 31,
(In millions)	2016	2015	2014
CGPH Term Loan, Revolving Credit Facility, and 2022 Notes	$(145.8)	$(147.7)	$(126.3)
Cromwell Credit Facility	(20.6)	(21.5)	(16.6)
Planet Hollywood Loan Agreement	—	—	(14.9)
Baltimore Credit and FF&E Facilities	(29.9)	(30.2)	(11.5)
Other interest (expense)/income, net of interest capitalized	(1.7)	3.9	(2.5)
Interest expense, net of interest capitalized	$(198.0)	$(195.5)	$(171.8)
Interest Income
For the years ended December 31, 2016 and 2014, Interest income was $3.4 million and $1.0 million, respectively. Interest income for 2016 primarily relates to interest income on the proceeds from CIE's sale of its SMG Business held in restricted cash.
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

Loss on Extinguishment of Debt
The Planet Hollywood secured loan contained excess cash flow provisions which required mandatory prepayments when certain conditions were met. Prepayments in excess of the recorded book value of principal owed were recorded in Loss on extinguishment of debt in the Combined and Consolidated Statements of Operations of CGP LLC, inclusive of the impact of the loan payoff in conjunction with the Second Lien Intercreditor Agreement as defined in Intercreditor Agreement and Collateral Agreements section of Note 7 — Debt to the CGP LLC Combined and Consolidated Financial Statements in Exhibit 99.1.
Other Income, Net
For the year ended December 31, 2015, Other income, net was $4.0 million primarily related to CIE's gain recognized on a contract termination.
Benefit from Income Taxes
The benefit from income taxes for CGP LLC represents the income taxes from its subsidiary, CIE, which was taxed as a corporation for federal, state and foreign income tax purposes through September 22, 2016. No provision for income taxes is reported for CIE subsequent to the September 2016 sale of the SMG Business, at which point remaining activities of CIE were transferred to subsidiaries which are treated as business units of CGP LLC and taxed as a partnership for federal and state income tax purposes. CGP LLC's provision for income taxes also includes the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes for the period up to the date of acquisition by CGP LLC for the properties acquired from CEOC in May 2014. The provision for income taxes for CGP LLC differs from the expected federal tax rate of 35.0% primarily due to CGP LLC income not taxed at the CGP LLC entity level.
The effective tax rates for December 31, 2016, 2015 and 2014 were 2.6%, (2.9)%, and 1.6%, respectively. The increase in the effective tax rate for 2016 as compared to 2015 is primarily due to an increase in nondeductible stock-based compensation and the recognition of a tax gain on the distribution of the real money games assets offset by CGP LLC losses not tax benefitted at the CGP LLC entity level. The decrease in the effective tax rate for 2015 as compared to 2014 is primarily due to CGP LLC income not taxed at the CGP LLC entity level in 2015 versus CGP LLC losses not tax benefitted at the CGP LLC entity level in 2014.
Net Income from Discontinued Operations
Net income from discontinued operations was $4,099.8 million for 2016 as compared to $162.2 million for 2015, which was an increase of $3,937.6 million. The increase in Net income from discontinued operations was primarily due to the recognition of a pre-tax gain of $4.2 billion from CIE's sale of the SMG Business.
Net income from discontinued operations was $162.2 million for 2015 as compared to $34.1 million for 2014, which was an increase of $128.1 million. The increase in Net income from discontinued operations was primarily due to the income impact of increased revenues from CIE's SMG Business.
Net Loss/(Income) Attributable to Non-controlling Interests
CGP LLC's non-controlling interest reflects the non-controlling interest associated with consolidating CIE and the Maryland Joint Venture into CGP LLC. As a result of the Sale, all CIE shares held by the non-controlling interest holders were repurchased at the estimated fair value of the share price as of the closing date of the Sale. Net loss attributable to non-controlling interests in Caesars Interactive for 2016 was $32.0 million. Net income attributable to non-controlling interests in Caesars Interactive for 2015 was $20.2 million. Net loss attributable to non-controlling interests in Caesars Interactive for 2014 was $4.5 million. Net income attributable to non-controlling interests in the Maryland Joint Venture was $3.7 million for 2016. Net loss attributable to non-controlling interests in the Maryland Joint Venture was $13.1 million and $28.5 million for the years ended years ended December 31, 2015 and 2014, respectively.
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

	Year Ended December 31,
(In millions)	2016	2015	2014
Net (loss)/income from continuing operations	$(170.9)	$66.7	$(247.3)
Benefit from income taxes	(4.6)	(1.9)	(3.9)
(Loss)/income from continuing operations before income taxes	(175.5)	64.8	(251.2)
Interest expense, net of interest capitalized	198.0	195.5	171.8
Interest income, including related party	(3.4)	—	(120.2)
Depreciation and amortization	180.1	148.6	115.1
EBITDA	199.2	408.9	(84.5)
Other income, net	—	(4.0)	—
Loss on extinguishment of debt (1)	—	—	23.8
Write-downs, reserves and project opening costs, net of recoveries (2)	2.8	12.0	53.1
Change in fair value of contingently issuable non-voting membership units (3)	—	(117.2)	38.7
Impairment of goodwill, tangible and other intangible assets	—	1.0	147.5
Gain on sale of investment in notes from related party	—	—	(99.4)
Impairment on investment in notes from related party	—	—	63.5
Stock-based compensation (4)	194.3	35.5	50.3
Other (5)	23.8	11.4	21.1
Adjusted EBITDA	$420.1	$347.6	$214.1
_________________________

(1)
Amounts represent the difference between the fair value of consideration paid and the book value, net of deferred financing costs, of debt retired through debt extinguishment transactions, which are capital structure related, rather than operational type costs.

(2)	Amounts primarily represent development costs related to the construction of The Cromwell and Horseshoe Baltimore, and the renovation of The LINQ Hotel & Casino and Planet Hollywood.

(3)	Amounts represent the change in fair value of contingently issuable non-voting membership units associated with the CIE earn-out calculation related to the transactions establishing CGP LLC.

(4)	Amounts represent stock-based compensation expense related to stock options, restricted stock and restricted stock units and warrants.

(5)
Amounts represent other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified, such as transaction costs associated with the Sale, other acquisition and integration costs and lobbying expenses.

Liquidity and Capital Resources
Capital Spending
CGP LLC incurs capital expenditures in the normal course of business and performs ongoing refurbishment and maintenance at its existing casino entertainment facilities. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by operating activities while cash used for development projects is typically funded from specific project financing and additional debt offerings.
CGP LLC's capital spending and maintenance, if they go forward, could require significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion, and the commencement of operations of development projects are contingent upon, among other things, negotiation of final agreements and receipt of requisite approvals from the applicable political and regulatory bodies. Excluding amounts spent for the purchases of businesses, CGP LLC's cash used for capital spending from continuing operations for the years ended December 31, 2016, 2015 and 2014 were $71.2 million, $165.9 million and $561.0 million, respectively.
The majority of capital spending in 2016 related to property renovations at Planet Hollywood. The majority of the 2015 capital spending related to the renovation of The LINQ Hotel & Casino. The renovation of The LINQ Hotel & Casino was substantially completed and available to guests in early May 2015. The majority of the 2014 capital spending related to The Cromwell which was completed and reopened in the second quarter of 2014, Horseshoe Baltimore which opened in August 2014, and the renovation of The LINQ Hotel & Casino. Capital expenditures net of related payables for Planet Hollywood was $41.8 million for the year ended December 31, 2016. Capital expenditures net of related payables for The LINQ Hotel & Casino were $112.0 million and $111.8 million, respectively, for the years ended December 31, 2015 and 2014. Capital expenditures net of related payables for Horseshoe Baltimore was $258.6 million for the year ended December 31, 2014. Capital expenditures net of related payables for The Cromwell was $139.0 million for the year ended December 31, 2014.
Liquidity
CGP LLC and its subsidiaries' primary sources of liquidity include currently available cash and cash equivalents, cash flows generated from its operations and borrowings under the $150.0 million CGPH revolving credit agreement ("Revolving Credit Facility"), which is intended to satisfy CGPH's short-term liquidity needs. CGP LLC's cash and cash equivalents, excluding restricted cash, totaled $1,049.8 million and $790.7 million, respectively, as of December 31, 2016 and 2015. As of December 31, 2015, there was $111.0 million included in Assets held for sale for discontinued operations.
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
CGP LLC's restricted cash totaled $3,045.7 million and $11.5 million, respectively, as of December 31, 2016 and 2015. As of December 31, 2015, there was $1.0 million included in Assets held for sale for discontinued operations. The classification of restricted cash between current and long-term is dependent upon the intended use of each particular reserve. As of December 31, 2016, Restricted cash includes $2,718.1 million restricted under the terms of the Stock Purchase Agreement, and under the CIE Proceeds and Reservation of Rights Agreement entered into between CIE, CAC, CEC and CEOC on September 9, 2016 which requires certain proceeds from the Sale ("CIE Proceeds") to be deposited into the CIE escrow account (the "CIE Escrow Account"). Amounts may be distributed from the CIE Escrow Account only: (i) pursuant to the terms of the term sheet included in the CIE Proceeds and Reservation of Rights Agreement and the agreement entered into among Wilmington Trust, National Association (the "Escrow Agent"), CIE and CEOC, governing the CIE Escrow Account (the "Escrow Agreement"), (ii) with the joint written consent of CIE and CEOC, or (iii) pursuant to an order of a court of competent jurisdiction. $62.7 million was distributed during 2016 from the CIE Escrow Account. In addition, CIE placed $264.0 million into escrow (the "Indemnity Escrow") to secure the potential indemnity claims of Purchaser for a period of twelve months from the SMG Business Sale Closing pursuant to the terms of the Purchase Agreement. During the fourth quarter of 2016, upon finalization of the purchase price adjustment pursuant to the Purchase Agreement, CIE paid $4.5 million to Purchaser from the Indemnity Escrow account. At December 31, 2016, the remaining balance in the Indemnity Escrow was $259.5 million, which is included as short-term Restricted cash on CGP LLC's Consolidated Balance Sheet. There have been no indemnity claims made against the Indemnity Escrow account. Restricted cash and cash equivalents also include amounts restricted under the terms of the Baltimore Credit Facility.
CGPH and Caesars Growth Properties Finance, Inc. (together, the "Issuers") issued $675.0 million aggregate principal amount of their 9.375% Second-Priority Senior Secured Notes due 2022 pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee. On May 8, 2014, CGPH closed on $1.175 billion of term loans pursuant to a credit agreement. CGPH filed a registration statement on Form S-4 (the "Registration Statement") on March 30, 2015 and amendments to such Registration Statement on May 18, 2015 and May 29, 2015 to initiate an offer to exchange the 2022 Notes and certain related guarantees in a private offering for a like aggregate amount of CGPH's registered 9.375% Second-Priority Senior Secured Notes due 2022 and certain related guarantees (collectively refer to as the "Exchange Notes"). The Registration Statement was declared effective on June 26, 2015 (the "Effective Date"). The exchange offer was consummated on July 28, 2015.
As of December 31, 2016, CGPH had $1,119.2 million and $662.1 million, respectively, in book value of indebtedness outstanding for the CGPH Term Loan and 2022 Notes. As of December 31, 2015, CGPH had $1,125.7 million, $660.3 million and $45.0 million, respectively, in book value of indebtedness outstanding for the CGPH Term Loan, 2022 Notes and Revolving Credit Facility. As of December 31, 2016, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for certain of CGPH's outstanding debt securities.
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
As of December 31, 2016 and 2015, CGP LLC had $2,329.5 million and $2,402.3 million, respectively, of face value of indebtedness outstanding, including capital lease indebtedness. Cash paid for interest for the years ended December 31, 2016, 2015 and 2014 were $207.8 million, $190.9 million and $117.4 million, respectively.
CGP LLC believes that its cash and cash equivalents balance and its cash flows from operations will be sufficient to meet its normal operating and debt service requirements during the next 12 months and the foreseeable future and to fund capital expenditures expected to be incurred in the normal course of business.

Capital Resources
The debt agreements included in Capital Resources are defined in Note 7 — Debt of the Combined and Consolidated Financial Statements of CGP LLC included in Exhibit 99.1. The following table presents CGP LLC's outstanding third-party debt as of December 31, 2016 and 2015.

	Final Maturity	Interest Rates at December 31, 2016	Face Value at December 31, 2016	Book Value at December 31,
(In millions)				2016	2015
Secured debt
Caesars Growth Properties Holdings Revolving Credit Facility(1)	2019	variable	$—	$—	$45.0
Caesars Growth Properties Holdings Term Loan	2021	6.25%	1,145.6	1,119.2	1,125.7
Caesars Growth Properties Holdings Notes	2022	9.375%	675.0	662.1	660.3
Horseshoe Baltimore Credit and FF&E Facilities	2019 - 2020	8.25% - 8.75%	318.8	308.9	315.0
Cromwell Credit Facility	2019	11.00%	171.4	167.2	169.2
Capital lease obligations	2017	various	0.1	0.1	1.2
Other financing obligations	2018	8.00%	4.7	4.1	3.8
Unsecured debt
Special Improvement District Bonds	2037	5.30%	13.7	13.7	14.1
Other financing obligations	2017	various	0.2	0.2	3.0
Total debt			2,329.5	2,275.5	2,337.3
Current portion of total debt			(20.9)	(20.9)	(69.7)
Long-term debt			$2,308.6	$2,254.6	$2,267.6
_________________________

(1)	Variable interest rate calculated as LIBOR plus 5.00%.
As of December 31, 2016, CGP LLC is in compliance with all affirmative and negative covenants related to debt instruments.
As of December 31, 2016, no borrowings were outstanding under the Revolving Credit Facility and $0.1 million was committed to outstanding letters of credit. Borrowings under the Revolving Credit Facility are each subject to separate note agreements executed based on the provisions of the Credit Agreement.
The Horseshoe Baltimore Credit Facility also provides for a $10.0 million revolving credit agreement with a five-year maturity that remained undrawn at December 31, 2016.
See Note 7 — Debt of the CGP LLC Combined and Consolidated Financial Statements in Exhibit 99.1 for further details.
CIE Credit Facility
Caesars Interactive entered into a credit facility whereby Caesars Entertainment provided to Caesars Interactive unsecured intercompany loans as requested by CIE and approved by Caesars Entertainment on an individual transaction basis. Borrowings under the CIE Credit Facility were primarily used for SMG Business acquisitions. No principal payments were required on the unsecured intercompany loans until their maturity date of November 29, 2016. The unsecured intercompany loans bore interest on the unpaid principal amounts at a rate per annum equal to LIBOR plus 5%. This credit facility did not have any restrictive or affirmative covenants. During the year ended December 31, 2015, CIE repaid in full the $39.8 million outstanding balance.
Rock Promissory Notes
In March 2012, Rock Gaming Interactive LLC ("Rock Interactive") and CIE entered into an agreement pursuant to which Rock Interactive purchased approximately 6,155 shares of CIE common stock for $30.4 million in cash and agreed to purchase additional shares of CIE common stock on or before July 2, 2012. CIE used the proceeds from this sale to prepay a portion of the then outstanding balance on the credit facility. In June 2012, CIE and Rock Interactive modified the agreement with Rock Interactive such that CIE issued to Rock Interactive approximately 382 shares of CIE common stock and a promissory note for $28.5 million in exchange for $30.4 million in cash. The promissory note was convertible into approximately 5,773 shares of CIE common stock, upon the satisfaction of certain criteria. In November 2012, CIE issued to Rock Interactive an additional promissory note for $19.2 million in exchange for $19.2 million in cash. The additional promissory note was convertible into approximately 3,140 shares of CIE common stock, upon the satisfaction of certain criteria. Both promissory notes automatically converted into 8,913 shares of CIE common stock in November 2014.

Contingently Issuable Non-voting Membership Units
Pursuant to the terms of the CGP Operating Agreement, in conjunction with CGP LLC's acquisition of CIE from Caesars Entertainment, CGP LLC was obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from a specified portion of CIE's social and mobile games business exceeded a predetermined threshold amount in 2015. The change in fair value was a decrease of $117.2 million for 2015 and an increase of $38.7 million for 2014, which were reported within CGP LLC's Combined and Consolidated Statements of Operations. The estimated fair value of the contingently issuable non-voting membership units was adjusted to $228.0 million at December 31, 2015 and CGP LLC reclassified the balance for Contingently issuable non-voting membership units from Liabilities to Additional paid-in capital as the number of CGP LLC non-voting membership units were no longer variable. During the year ended December 31, 2016, CGP LLC issued approximately 31.9 million additional Class B non-voting units pursuant to the terms of the CGP Operating Agreement.
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
Other Obligations and Commitments
The table below summarizes, as of December 31, 2016, CGP LLC's contractual obligations and other commitments through their respective maturity or ending dates.

	Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Debt payable to third parties, face value	$2,329.5	$20.9	$222.7	$1,399.3	$686.6
Estimated interest payments to third parties(1)	862.3	183.9	384.9	256.4	37.1
Operating lease obligations	1,181.8	47.8	98.1	97.3	938.6
Other contractual obligations(2)	105.6	50.4	24.9	13.0	17.3
	$4,479.2	$303.0	$730.6	$1,766.0	$1,679.6
_________________________

(1)	Estimated interest for variable rate debt included in this table is based on rates at December 31, 2016.

(2)
Included in Other contractual obligations are entertainment obligations which represent obligations to pay performers that have contracts for future performances. This amount does not include estimated obligations for future performances where payment is only guaranteed when the performances occur and/or is based on factors contingent upon the profitability of the performances.

Off-Balance Sheet Arrangements
CGP LLC did not have any off-balance sheet arrangements at December 31, 2016 or 2015.
Critical Accounting Policies and Estimates
CGP LLC prepares its financial statements in conformity with GAAP. Certain accounting policies, including useful lives of property, equipment and intangible assets, income taxes, and the evaluation of goodwill and long-lived assets for impairment, require that CGP LLC apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. CGP LLC's judgments are based on historical experience, terms of existing contracts, observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. For a summary of CGP LLC's significant accounting policies, please refer to the notes to the audited consolidated financial statements included in Note 1 — Description of Business and Summary of Significant Accounting Policies of the CGP LLC consolidated financial statements in Exhibit 99.1.

CGP LLC considers accounting estimates to be critical accounting policies when:

•	the estimates involve matters that are highly uncertain at the time the accounting estimate is made; and

•	different estimates or changes to estimates could have a material impact on the reported financial position, changes in financial position or results of operations.
When more than one accounting principle, or method of its application, is generally accepted, CGP LLC selects the principle or method that it considers to be the most appropriate when given the specific circumstances. Application of these accounting principles requires CGP LLC to make estimates about the future resolution of existing uncertainties. Due to the inherent uncertainty involving estimates, actual results reported in the future may differ from those estimates. In preparing these financial statements, CGP LLC has made its best estimates and judgments of the amounts and disclosures included in the financial statements, giving regard to materiality.
Principles of Consolidation
CGP LLC consolidates into its financial statements the accounts of any variable interest entity for which it is determined to be the primary beneficiary. CGP LLC analyzes its variable interests to determine if the entity that is party to the variable interest is a variable interest entity in accordance with GAAP. This analysis requires significant judgment on the part of management, and any changes to that judgment could result in reaching a different consolidation conclusion. CGP LLC's analysis includes both quantitative and qualitative reviews. Quantitative analysis is based on the forecasted cash flows of the entity. Qualitative analysis is based on CGP LLC's review of the design of the entity, its organizational structure including decision-making ability, financial agreements and operating agreements. Caesars Baltimore Investment Company, LLC ("CBIC") is wholly-owned and consolidated by CGP LLC. CBIC indirectly holds interests in CBAC Borrower, LLC ("CBAC"), owner of the Horseshoe Baltimore Casino ("Horseshoe Baltimore"), through its ownership interest in CR Baltimore Holdings ("CRBH"), a variable interest entity. The counterparty that owns the minority interest in CRBH is restricted from transferring its interest in CRBH without prior consent from CBIC. As a result, CBIC has been determined to be the primary beneficiary of CRBH, and therefore, consolidates CRBH into its financial statements. Under the existing terms of the agreement, the transfer restrictions will expire in the third quarter of 2017, at which time CBIC would no longer be considered the primarily beneficiary and would deconsolidate CRBH. CRBH would then be accounted for as an equity method investment.
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
Investment in CES
Investment in CES consists of membership interests in CES which is a variable interest entity of which CGP LLC owns less than 20% and is not the primary beneficiary and therefore, CGP LLC accounts for the investment using the equity method (see Note 19 — Related Party Transactions to the CGP LLC Combined and Consolidated Financial Statements in Exhibit 99.1). CGP LLC reviews this investment quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, CGP LLC considers available quantitative and qualitative evidence in evaluating potential impairment of this investment. If the carrying value of CGP LLC's investment exceeds its estimated fair value, CGP LLC evaluates, among other factors, general market conditions, the duration and extent to which the estimated fair value is less than CGP LLC's carrying value, and CGP LLC's intent and ability to hold, or plans to sell, the investment. CGP LLC also considers specific adverse conditions related to the financial health of and business outlook for the investee, including operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new carrying basis in the investment will be established. CGP LLC did not recognize an impairment charge in fiscal years 2016, 2015 and 2014 on this investment.
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
Goodwill and Other Non-Amortizing Intangible Assets
The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. CGP LLC determined the estimated fair values of assets acquired and liabilities assumed after review and consideration of relevant information including discounted cash flows, quoted market prices, and estimates made by management. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is recorded as goodwill.
CGP LLC performs its annual goodwill impairment assessment as of October 1, or more frequently if impairment indicators exist. CGP LLC determines the estimated fair value of each reporting unit based on a combination of EBITDA and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. CGP LLC also evaluates the aggregate fair value of all of its reporting units and other non-operating assets in comparison to its aggregate debt and equity market capitalization at the test date. EBITDA multiples and discounted cash flows are common measures used to value businesses in CGP LLC's industry.
CGP LLC performs its annual impairment assessment of other non-amortizing intangible assets as of October 1 or more frequently if impairment indicators exist. CGP LLC determines the estimated fair value of non-amortizing intangible assets by primarily using the "Relief from Royalty Method" and "Excess Earnings Method" under the income approach.
The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results, valuation multiples, and discount rates to determine their fair value. Changes in these assumptions can materially affect these estimates. Thus, to the extent the gaming volumes deteriorate in the near future, discount rates increase significantly, or CGP LLC does not meet its projected performance, CGP LLC could have impairments to record in the next twelve months, and such impairments could be material.
As of December 31, 2016, CGP LLC had approximately $214.1 million in total book value of goodwill and $121.3 million of other non-amortizing intangible assets that are at risk of further partial or total impairment should CGP LLC experience adverse changes in its significant assumptions in the future. Of this amount, $148.7 million of goodwill is allocated to Planet Hollywood and Harrah's New Orleans. These reporting units have estimated fair values significantly in excess of their carrying values and therefore, are not at risk of partial or total impairment outside of drastic, unforeseen circumstances. Specifically, Planet Hollywood's estimated fair value exceeded its carrying value by a margin of 233%, Harrah's New Orleans' estimated fair value exceeded its carrying value by a margin of 36%. The remaining $65.4 million of goodwill is allocated to our Bally's Las Vegas reporting unit, at which we recorded impairment charges in the fourth quarter of 2014. At December 31, 2016, Bally's Las Vegas' estimated fair value exceeded its carrying value by a margin of 18%. The non-amortizing intangible assets include $98.8 million for WSOP trade name assets at CIE and $22.5 million for gaming licenses at Horseshoe Baltimore. CIE's estimated fair value of WSOP trade name assets exceeded its carrying value by a margin of 69% and Horseshoe Baltimore's estimated fair value for gaming licenses exceeded its carrying value by a margin of 91%. Thus, to the extent gaming volumes deteriorate in the near future, discount rates increase significantly, or we do not meet our projected performance, we could have impairments to record in the next twelve months, and such impairments could be material. Impairment charges related to goodwill or intangible assets other than goodwill are recognized in impairment of goodwill or impairment of non-amortizing intangible assets in the Combined and Consolidated Statements of Operations. See Note 5 — Goodwill and Other Intangible Assets of the CGP LLC Combined and Consolidated Financial Statements in Exhibit 99.1 for additional information.
Investment in Senior Notes Previously Issued by a Related Party
CGP LLC's investments in senior notes of approximately $1.1 billion, issued by CEOC, a related party, were classified as available for sale investments and recorded at fair value with changes in fair value being recorded in Accumulated other comprehensive income. The CEOC Notes had fixed interest rates ranging from 5.625% to 6.50% and maturities ranging from 2015 to 2017. Any discount or premium was amortized to interest income using the effective interest method. CGP LLC classified the investment in notes from related party as current or long-term depending on the maturity of the instruments along with management's intent on holding such instruments.
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
For the period from October 22, 2013 through May 2014, the provision for income taxes for CGP LLC represents the income taxes from its corporate subsidiary, CIE, which was taxed as a corporation for federal, state and foreign income tax purposes, and also includes the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes for the period up to the date of acquisition by CGP LLC for the properties acquired from CEOC in May 2014. For periods subsequent to the May 2014 acquisitions, the provision for income taxes for CGP LLC represents the income taxes from its corporate subsidiary, CIE. No provision for income taxes is reported for CIE subsequent to the September 2016 SMG Business Sale Closing, at which point remaining activities of CIE were transferred to subsidiaries which are treated as business units of CGP LLC and taxed as a partnership for federal and state income tax purposes.
Recently Issued Accounting Pronouncements
The information regarding recently issued accounting pronouncements is included in Note 2 — Recently Issued Accounting Pronouncements to the CGP LLC Combined and Consolidated Financial Statements in Exhibit 99.1.
Other Items
Formation of Caesars Enterprise Services, LLC
CES, a services joint venture among CEOC, CERP, a subsidiary of Caesars Entertainment, and CGPH, manages CGP LLC's properties and provides CGP LLC with access to Caesars Entertainment's management expertise, intellectual property, back office services and Total Rewards loyalty program. On October 1, 2014, CES began operations in Nevada, Louisiana and certain other jurisdictions in which regulatory approval had been received or was not required, including through the commencement of direct employment by CES of certain designated enterprise-wide employees. CES also employs personnel under each property's corresponding property management agreement. Operating expenses are allocated to each Member with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements. Corporate expenses that are not allocated to the properties directly are allocated by CES to CEOC, CERP, and CGPH according to their allocation percentages (initially 70.0%, 24.6% and 5.4%, respectively), subject to annual review. As a result of an annual review undertaken in September 2015 but effective July 2015, the allocation percentages of CES members, CEOC, CERP and CGPH were revised to 65.4%, 21.8% and 12.8%, respectively. CGPH notified CES, CEOC and CERP that it objected to the September 2015 expense allocation but would pay the revised expense allocations under protest and reserved all rights. As a result of an annual review undertaken in August 2016 but effective January 2017, the allocation percentages for CEOC, CERP and CGPH were revised to 62.9%, 22.9% and 14.2%, respectively. CGPH notified CES, CEOC and CERP that it objects to the August 2016 expense allocation but will pay the revised expense allocations under protest and reserves all rights.
Omnibus License and Enterprise Services Agreement
On May 20, 2014, the Members entered into the Omnibus Agreement, which granted licenses to the Members and certain of their affiliates in connection with the formation of CES. Initial contributions by the Members included a $22.5 million cash payment by CGP LLC on behalf of CGPH. Pursuant to a capital call during the fourth quarter of 2014, CGP LLC contributed an additional $0.1 million on behalf of CGPH. Pursuant to capital calls during the years ended December 31, 2016 and 2015, CGPH contributed an additional $3.8 million and $3.9 million, respectively, to CES. During the year ended December 31, 2016, CGPH's investment in CES decreased by $1.2 million due to the allocation of depreciation related to assets in the investment. On October 1, 2014 and January 1, 2015, the Members transitioned certain executives and employees to CES and the services of such employees were available as part of CES's provision of services to the Members and certain of their affiliates that own properties that require CES services under the Omnibus Agreement.
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
Assuming a constant outstanding balance for our variable rate debt, a hypothetical 1.0% increase in interest rates would increase interest expense for the next twelve months by $14.9 million. At December 31, 2016, the weighted average U.S. Dollar LIBOR rate on our variable rate debt was 0.98%. A hypothetical reduction of this rate to zero would have no impact on interest expense for the next twelve months.
CGP LLC does not purchase or hold any derivative financial instruments for trading purposes.
As of December 31, 2016, CGP LLC's third party long-term variable rate debt reflects borrowings under their credit facilities provided to CGP LLC by a consortium of banks with a total capacity of $1,795.7 million. The interest rates charged on borrowings under these facilities are a function of LIBOR. As such, the interest rates charged to CGP LLC for borrowings under the facilities are subject to change as LIBOR changes.
Debt covenant compliance is disclosed in the Liquidity and Capital Resources section above.
Market Risks Related to Foreign Currency
CGP LLC's foreign currency risk primarily related to social and mobile games revenue generated outside of the United States with cash denominated in foreign currencies. Through the date of the sale of the SMG Business, CGP LLC had operations in Argentina, Belarus, Canada, Israel, Japan, Romania, Ukraine, and the United Kingdom.

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Caesars Acquisition Company
We have audited the accompanying balance sheets of Caesars Acquisition Company (the "Company") as of December 31, 2016 and 2015, and the related statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of Caesars Acquisition Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
Las Vegas, Nevada
February 14, 2017

CAESARS ACQUISITION COMPANY
BALANCE SHEETS
(In millions, except par value and share data)

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$27.5	$19.1
Receivable from related party	45.8	0.9
Prepayments and other current assets	1.8	21.5
Total current assets	75.1	41.5

Equity method investment in Caesars Growth Partners, LLC	1,605.8	1,095.9
Deferred tax assets	140.6	—
Total assets	$1,821.5	$1,137.4

Liabilities and Stockholders' Equity
Accrued income taxes	$28.5	$0.1
Total current liabilities	28.5	0.1
Deferred tax liabilities	—	69.9
Deferred credits and other	94.2	—
Total liabilities	122.7	70.0

Commitments and contingencies (Note 6)

Stockholders' Equity
Common stock: $0.001 par value; 300,000,000 Class A shares and 900,000,000 Class B shares authorized at December 31, 2016 and December 31, 2015; 138,458,000 and 137,341,569 Class A shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	1,028.5	1,016.2
Retained earnings	670.2	51.1
Total stockholders' equity	1,698.8	1,067.4
Total liabilities and stockholders' equity	$1,821.5	$1,137.4
See accompanying Notes to Financial Statements.

CAESARS ACQUISITION COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues	$—	$—	$—
Operating expenses	30.0	31.2	25.4
Loss from operations	(30.0)	(31.2)	(25.4)

Income from equity method investment in Caesars Growth Partners, LLC	820.6	97.4	79.4
Income before provision for income taxes	790.6	66.2	54.0
Provision for income taxes	(171.5)	(34.2)	(39.4)
Net income	619.1	32.0	14.6
Other comprehensive income, net of income taxes	—	—	—
Comprehensive income	$619.1	$32.0	$14.6

Earnings per share
Basic	$4.50	$0.23	$0.11
Diluted	$4.49	$0.23	$0.11
Weighted average common shares outstanding
Basic	137.6	136.6	135.9
Diluted	137.9	136.9	136.0
See accompanying Notes to Financial Statements.

CAESARS ACQUISITION COMPANY
STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance at January 1, 2014	$0.1	$1,148.8	$4.5	$1,153.4
Net income	—	—	14.6	14.6
Stock-based compensation	—	2.8	—	2.8
Common stock issuances per PIP Plan	—	(0.2)	—	(0.2)
Common stock issuances per CAC Equity-Based Compensation Plan for CEC Employees	—	4.8	—	4.8
Investment in notes from related party, net of interest received and taxes	—	(152.3)	—	(152.3)
Balance at December 31, 2014	0.1	1,003.9	19.1	1,023.1
Net income	—	—	32.0	32.0
Stock-based compensation	—	8.1	—	8.1
Common stock issuances per PIP Plan	—	(0.4)	—	(0.4)
Common stock issuances per CAC Equity-Based Compensation Plan for CEC Employees	—	4.6	—	4.6
Balance at December 31, 2015	0.1	1,016.2	51.1	1,067.4
Net income	—	—	619.1	619.1
Stock-based compensation	—	4.4	—	4.4
Common stock issuances per PIP Plan	—	3.5	—	3.5
Common stock issuances per CAC Equity-Based Compensation Plan for CEC Employees	—	4.4	—	4.4
Balance at December 31, 2016	$0.1	$1,028.5	$670.2	$1,698.8
See accompanying Notes to Financial Statements.

CAESARS ACQUISITION COMPANY
STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$619.1	$32.0	$14.6
Adjustments to reconcile net income to cash flows provided by operating activities
Income from equity method investment in Caesars Growth Partners, LLC	(820.6)	(97.4)	(79.4)
Distributions from equity method investee Caesars Growth Partners, LLC	269.6	34.8	36.3
Stock-based compensation	4.4	8.1	2.8
Related party bond interest tax provision	—	—	(1.4)
Deferred income taxes	(210.5)	34.3	40.9
Net change in long-term accounts	94.2	—	—
Change in assets and liabilities:
Prepayments and other current assets	19.7	(1.0)	(12.9)
Accounts payable	—	—	(1.4)
Payable to related party	—	—	(0.1)
Accrued income taxes	28.4	(0.5)	0.6
Cash flows provided by operating activities	4.3	10.3	—
Cash flows provided by investing activities	—	—	—
Cash flows from financing activities
Issuance of common stock	4.1	—	—
Interest received from related party	—	—	8.8
Cash flows provided by financing activities	4.1	—	8.8
Net increase in cash and cash equivalents	8.4	10.3	8.8
Cash and cash equivalents, beginning of period	19.1	8.8	—
Cash and cash equivalents, end of period	$27.5	$19.1	$8.8
See accompanying Notes to Financial Statements.

CAESARS ACQUISITION COMPANY
NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Business and Summary of Significant Accounting Policies
Organization and Description of Business
Caesars Acquisition Company (the "Company," "CAC," "we," "our" and "us"), a Delaware corporation, directly owns 100% of the voting membership units of Caesars Growth Partners, LLC ("CGP LLC"), a Delaware limited liability and a joint venture between CAC and subsidiaries of Caesars Entertainment Corporation ("CEC" or "Caesars Entertainment"). CAC accounts for its ownership in CGP LLC using the hypothetical liquidation at book value ("HLBV") approach to the equity method of accounting (see Note 3 — Equity Method Investment in Caesars Growth Partners, LLC). Our common stock trades on the NASDAQ Global Select Market under the symbol "CACQ."
Pursuant to the terms of the Amended and Restated Limited Liability Company Agreement of CGP LLC (the "CGP Operating Agreement"), in conjunction with CGP LLC's acquisition of Caesars Interactive Entertainment, Inc. from Caesars Entertainment, CGP LLC was obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from a specified portion of Caesars Interactive Entertainment, Inc.'s social and mobile games business exceeded a pre-determined threshold amount in 2015. Accordingly, in April 2016, CGP LLC issued approximately 31.9 million additional Class B non-voting units.
CAC serves as CGP LLC's managing member and sole holder of all of its outstanding voting units. CAC's primary asset is its membership interest in CGP LLC and does not have any operations other than through its interest in CGP LLC. Certain subsidiaries of Caesars Entertainment hold all of CGP LLC's outstanding non-voting units.
Asset Purchase Transactions
JCC Holding Company II, LLC and its subsidiaries (collectively known as "Harrah's New Orleans"), 3535 LV Corp. (formerly known as "The Quad" and recently rebranded as "The LINQ Hotel & Casino"), indirect subsidiaries of Parball Corporation (collectively known as "Bally's Las Vegas") and Corner Investment Company, LLC and its subsidiaries (collectively known as "The Cromwell") were direct wholly-owned subsidiaries of Caesars Entertainment Operating Company, Inc. ("CEOC").
On May 5, 2014, Caesars Growth Properties Holdings, LLC ("CGPH,", an indirect, wholly-owned subsidiary of CGP LLC), acquired through one or more subsidiaries (i) The Cromwell, The LINQ Hotel & Casino, and Bally's Las Vegas, (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreements entered between the property manager and the owners of each of these properties and (iii) certain intellectual property that is specific to each of these properties (collectively referred to as the "First Closing" or "Acquired Properties Transaction"). On May 5, 2014, CGP LLC contributed the equity interests of PHWLV, LLC and a 50% interest in the management fee revenues of PHW Manager, LLC to CGPH.
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
CGPH paid $2.0 billion, less outstanding debt assumed, for the Acquired Properties Transaction and the Harrah's Transaction.
In connection with the Acquired Properties Transaction and the Harrah's Transaction, CGPH and Caesars Growth Properties Finance, Inc. issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022. On May 8, 2014, CGPH closed on $1.175 billion of term loans and a $150.0 million revolving credit facility pursuant to a credit agreement.
The acquisitions of Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell, and the contribution of Planet Hollywood Resort & Casino in Las Vegas ("Planet Hollywood") to subsidiaries of CGPH are herein referred to as the "Acquired Properties." Harrah's New Orleans owns an entertainment facility located in downtown New Orleans, Louisiana, composed of a casino, a hotel, multiple restaurants, and retail outlets. Planet Hollywood, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell each own casino and hotel entertainment facilities located on Las Vegas Boulevard in Las Vegas, Nevada. Each of the Acquired Properties has entered into property management agreements with affiliates of Caesars Entertainment.

Proposed Merger of CAC with CEC
On December 21, 2014, the Company and CEC entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, among other things, CAC will merge with and into CEC, with CEC as the surviving company (the "Proposed Merger").
On July 9, 2016, CAC and CEC agreed to amend and restate the Merger Agreement (the "Amended Merger Agreement"). In connection with the entry into the Amended Merger Agreement, on July 9, 2016, (i) CAC and CEOC, a majority owned subsidiary of CEC, agreed to amend and restate the Restructuring Support Agreement (as amended, the "CAC RSA"), dated as of June 12, 2016, among CAC, CEOC and CEC; (ii) CEC and CEOC agreed to amend the Restructuring Support, Settlement and Contribution Agreement, dated as of June 7, 2016 (as amended, the "CEC RSA" and, together with the CAC RSA, the "Caesars RSAs"), between CEC and CEOC; and (iii) CAC entered into a Voting Agreement (the "Voting Agreement") with Hamlet Holdings LLC ("Hamlet Holdings"), and solely with respect to certain provisions of the Voting Agreement, affiliates of Apollo Global Management, LLC and TPG Capital, LP and certain of their co-investors (collectively, the "Holders"). The Caesars RSAs were entered into with respect to the restructuring of CEOC's indebtedness (the "Restructuring") and, together with the Amended Merger Agreement, are consistent with the terms proposed under the second amended Joint Chapter 11 plan of reorganization (as amended, the "Merger Plan") of CEOC and each of the debtors (together with CEOC, the "Debtors") in the CEOC Chapter 11 Cases.
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
The closing of the merger is subject to the adoption of the Amended Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares of CAC Common Stock and CEC Common Stock, respectively. In addition to the closing conditions originally set forth in the Merger Agreement, each of CAC and CEC have agreed that their respective obligation to consummate the merger is subject to the fulfillment of the Merger Plan containing the Debtor Release, the Third-Party Release and the Exculpation. However, the Amended Merger Agreement eliminated from the closing conditions set forth in the Merger Agreement (i) minimum cash closing conditions for both parties and (ii) a closing condition that limited tax costs relating to the Restructuring to close the Proposed Merger.
The Amended Merger Agreement provides certain termination rights to each of CAC and CEC based on, among other things: (i) CEOC filing (including any of its debtor subsidiaries), without CAC's or CEC's prior written consent, respectively, (x) a plan of reorganization, a disclosure statement or a proposed order entered by the Bankruptcy Court confirming the Merger Plan that is materially consistent with the RSAs and the Merger Plan and otherwise acceptable to each of CAC and CEC ("Confirmation Order") that does not include the Debtor Release, the Third-Party Release or the Exculpation as to CAC, CGP LLC, their subsidiaries, and their respective representatives ("CAC Released Parties") or CEC, its subsidiaries, and their respective representatives ("CEC Released Parties"), respectively, in form and substance consistent in all material respects with such provisions as set forth in the Merger Plan or (y) any motion, pleading or other document with the Bankruptcy Court in the CEOC Chapter 11 Cases that is otherwise materially inconsistent with the CAC RSA or CEC RSA, respectively, or the Merger Plan, (ii) the Confirmation Order (x) not including the Debtor Release, the Third-Party Release or the Exculpation as to the CAC Released Parties or the CEC Released Parties, respectively, in form and substance consistent in all material respect with such provisions as set forth in the Merger Plan or (y) not being otherwise materially consistent with the Merger Plan, (iii) the 105 Injunction Order no longer being in effect or, subject to certain conditions, CEOC failing to file a motion on or before August 14, 2016, or such earlier date as may be required by local rules governing the CEOC Chapter 11 Cases for the filing of such motion, seeking to extend the 105 Injunction Order currently in effect to the period ending on the confirmation date, (iv) either of the Caesars RSAs being terminated or becoming null and void or (v) the date on which the merger becomes effective not occurring by the close of business on December 31, 2017.
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
Principles of Consolidation
We consolidate into our financial statements the accounts of all wholly-owned subsidiaries and any partially-owned subsidiary that we have the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method. Up through and including December 31, 2016, we had no wholly-owned subsidiaries or any partially-owned subsidiaries.
We also consolidate into our financial statements the accounts of any variable interest entity for which we are determined to be the primary beneficiary. Up through and including December 31, 2016, we analyzed our variable interests to determine if the entity that is party to the variable interest is a variable interest entity in accordance with GAAP. Our analysis included both quantitative and qualitative reviews. Qualitative analysis is based on our review of the design of the entity, its organizational structure including decision-making ability, financial agreements and operating agreements.
CAC serves as CGP LLC's managing member and sole holder of all of its outstanding voting units, and subsidiaries of Caesars Entertainment hold all of CGP LLC's outstanding non-voting units. However, based upon the structure of CGP LLC and the related economics, CGP LLC has been determined to be a variable interest entity of which Caesars Entertainment is the primary beneficiary. Therefore, CAC does not consolidate CGP LLC into its financial statements. Instead, CAC accounts for its investment in CGP LLC using a balance sheet approach to the equity method of accounting, referred to as HLBV accounting.
Up through and including December 31, 2016, we had no consolidated variable interest entities.
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
We classify reserves for tax uncertainties within Deferred credits and other in our Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions and potential interest or penalties associated with those liabilities.
Stock-based Compensation
CAC may grant stock-based compensation awards in CAC Class A common stock, par value $0.001 per share to certain officers, employees, directors, individual consultants and advisers of the Company and its subsidiaries under the Caesars

Acquisition Company 2014 Performance Incentive Plan ("the PIP Plan"). The PIP Plan is intended to promote the success of the Company and to increase stockholder value by providing an additional means, through the grant of awards, to attract, motivate, retain and reward employees and other eligible persons. The PIP Plan provides for the plan to be administered by the Human Resources Committee of the Board of Directors of Caesars Acquisition Company (the "Committee"). Through December 31, 2016, CAC has granted restricted stock units ("RSUs") and stock options to certain of its employees, directors, individual consultants, and advisers. RSUs and options are equity-classified and generally measured at fair value at the date of grant as of December 31, 2016. Certain RSUs and options were equity classified and remeasured at the end of each reporting period. A description of the components of the PIP Plan is provided in Note 7 — Stock-based Compensation.
Note 2 — Recently Issued Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), amending the existing requirements for disclosing information about an entity's ability to continue as a going concern. The guidance explicitly requires management to assess an entity's ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. We adopted ASU No. 2014-15 as of December 31, 2016. The adoption of ASU No. 2014-15 and the resulting assessment of our ability to continue as a going concern did not have an effect on our financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which primarily affects the accounting for equity investments that do not result in consolidation and are not accounted for under the equity method, presentation of changes in the fair value of financial liabilities measured under the fair value option, and the presentation and disclosure requirements for financial instruments. The ASU also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Entities can early adopt certain provision of ASU No. 2016-01. We are currently assessing the impact the adoption of this standard will have on our financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which (1) requires that all income tax effects of awards be recognized in the income statement when the awards vest or are settled, (2) requires that companies present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, (3) allows employers to withhold up to the maximum statutory tax rates in the applicable jurisdictions without triggering liability accounting, (4) allows companies to make a policy election to either account for forfeitures as they occur or estimate forfeitures, and (5) includes nonpublic entity practical expedients. For public business entities, the amendments in this guidance are effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. We have adopted ASU No. 2016-09 during the year ended December 31, 2016. The adoption of this ASU had an immaterial impact on our financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For available-for-sale debt securities, ASU No. 2016-13 aligns the income statement recognition of credit losses with the reporting period in which changes occur by recording credit losses and subsequent reversals through an allowance rather than a write-down. For public business entities that are Securities and Exchange Commission ("SEC") filers, the amendments in this guidance are effective for fiscal years beginning after December 15, 2019, and interim periods within those years. Early application will be permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We are currently assessing the impact the adoption of this standard will have on our financial statements.
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
In connection with the closing of the sale of the SMG Business (the "SMG Business Sale Closing") (see Disposition of SMG Business below), on September 23, 2016, CAC, CEC and certain subsidiaries of CEC (the "CEC Members") entered into an amendment to the CGP Operating Agreement, as amended on October 7, 2016 and further amended on February 13, 2017 (such amendments, the "CGP Operating Agreement Amendment"), to, among other things, permit CGP LLC following the SMG Business Sale Closing to make one or more non-pro rata special distributions ("Special Distributions") to (a) the CEC Members of (i) up to $235 million for professional fees and certain payment obligations as set forth in the CIE Proceeds Agreement and the Caesars RSAs, (ii) up to $50 million to replenish a deposit previously made by CEC for the support of a proposed casino project in South Korea, and (iii) a $35 million special distribution to satisfy certain payment obligations as set forth in the CIE Proceeds Agreement, and (b) CAC of up to $300 million to pay tax liabilities resulting from the Sale. The CGP Operating Agreement Amendment also provides that upon a liquidation, partial liquidation or sale of material assets, following the existing preferential return to all units held by CAC, the CEC Members shall receive an amount equal to the difference between (x) the amount the CEC Members would have received had the special distributions been made pro rata based on the members' respective company percentage interests in CGP LLC as of the SMG Business Sale Closing and (y) the amount of special distributions actually received by the CEC Members. In addition, the CGP Operating Agreement Amendment also provides for the tax treatment of the allocations of net profits and net losses of the capital accounts of CGP LLC with respect to the distributions made to CAC and the CEC Members pursuant to the CGP Operating Agreement Amendment. During 2016, CGP LLC distributed $62.7 million to CEC for professional fees and $240.0 million to CAC for payment of tax liabilities.
CAC's claim on CGP LLC's book value is based on the terms of the CGP Operating Agreement, as amended, which generally requires the allocation of the net proceeds of a liquidation of CGP LLC, after the payment and discharge of all of CGP LLC's debts and liabilities, to the members as follows:

1.	First, to the voting units held by CAC, to the extent of contributed capital and an annually compounded preferred return of 10.5% on the invested portion of CAC's contributed capital;

2.
Second, to the non-voting units held by Caesars Entertainment and/or its subsidiaries in an amount equal to the difference between (x) the amount Caesars Entertainment and/or its subsidiaries would have received had non-pro rata special distributions made in connection with Caesars Interactive Entertainment, LLC's ("CIE" or "Caesars Interactive", formerly Caesars Interactive Entertainment, Inc.) sale of its social and mobile games business in September 2016 been made pro rata based on the members' respective company percentage interests in CGP LLC as of the closing of the sale and (y) the amount of Special Distributions actually received by Caesars Entertainment and/or its subsidiaries;

3.
Third, to the non-voting units held by Caesars Entertainment and/or its subsidiaries until Caesars Entertainment catches up (on a per unit basis) to its respective amount distributed in provision (1) (including the 10.5% per annum of return on investment);

4.	Finally, to all unit holders on a pro-rata basis.
CAC's earnings from CGP LLC was equal to our preferred return of 10.5% of capital invested by CGP LLC through the second quarter of 2016. CAC's earnings from CGP LLC increased starting in the third quarter of 2016 as a result of the increase in CGP LLC's net assets subsequent to the sale of CIE's social and mobile games business in September 2016. CAC's earnings from CGP LLC for the years ended December 31, 2015 and 2014 were equal to our preferred return of 10.5% of capital invested by CGP LLC. CAC also receives distributions from CGP LLC in accordance with the CGP Operating Agreement for reimbursement of its expenses incurred. These distributions are recorded as reductions to the Equity method investment in Caesars Growth Partners, LLC.

Our investee, CGP LLC, had the following financial results, recast for the sale of the SMG Business described below, as of or for the periods indicated (see CGP LLC financial statements in Exhibit 99.1):

	Year Ended December 31,
(In millions)	2016	2015	2014
Statements of Operations
Revenues
Net revenues	$1,696.5	$1,620.2	$1,318.5
Operating expenses
Direct operating expenses	777.9	765.5	649.2
Property, general, administrative and other	672.4	498.1	489.6
Write-downs, reserves and project opening costs, net of recoveries	2.8	12.0	53.1
Management fees to related parties	44.2	55.9	37.0
Depreciation and amortization	180.1	148.6	115.1
Impairment of goodwill, tangible and other intangible assets	—	1.0	147.5
Change in fair value of contingently issuable non-voting membership units	—	(117.2)	38.7
Total operating expenses	1,677.4	1,363.9	1,530.2
Income/(loss) from operations	19.1	256.3	(211.7)
Interest expense, net of interest capitalized	(198.0)	(195.5)	(171.8)
Interest income	3.4	—	1.0
Interest income - related party	—	—	119.2
Impairment of investment in notes from related party	—	—	(63.5)
Gain on sale of investment in notes from related party	—	—	99.4
Loss on extinguishment of debt	—	—	(23.8)
Other income, net	—	4.0	—
(Loss)/income from continuing operations before benefit from income taxes	(175.5)	64.8	(251.2)
Benefit from income taxes	4.6	1.9	3.9
Net (loss)/income from continuing operations	(170.9)	66.7	(247.3)
Discontinued operations
Income from discontinued operations before income taxes, including $4,179.9 gain on sale of SMG Business in 2016 and $1.4 of gain on disposal during 2014	4,109.6	226.0	86.8
Provision for income taxes related to discontinued operations	(9.8)	(63.8)	(52.7)
Net income from discontinued operations	4,099.8	162.2	34.1
Net income/(loss)	3,928.9	228.9	(213.2)
Less: net loss/(income) attributable to non-controlling interests	28.3	(7.1)	33.0
Net income/(loss) attributable to Caesars Growth Partners, LLC	$3,957.2	$221.8	$(180.2)

Balance Sheet Data (at period end)	December 31, 2016	December 31, 2015
Current assets	$4,197.0	$1,250.0
Long-term assets	3,168.7	3,283.3
Current liabilities	418.8	388.2
Long-term liabilities	2,286.8	2,413.4
Redeemable non-controlling interests	0.4	0.5
Equity attributable to Caesars Growth Partners, LLC	4,655.3	1,691.0
Non-redeemable non-controlling interests	4.4	40.2
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
CGP LLC recognized a pre-tax gain of approximately $4.2 billion from the Sale. An estimated current income tax expense on the portion of the gain attributable to CAC in the amount of $284.9 million was recorded on CAC's Balance Sheet within Accrued income taxes during 2016. CAC also recorded a Receivable from related party and a corresponding reduction in its Equity method investment in Caesars Growth Partners, LLC for $284.9 million, as CGP LLC is required under the terms of the CGP Operating Agreement to pay CAC's tax obligations. During the fourth quarter of 2016, CGP LLC made a payment of $240.0 million toward CAC's estimated tax liability. At December 31, 2016, the remaining $44.9 million accrual is included in Accrued income taxes on CAC's Balance Sheet and CGP LLC's short-term Restricted cash includes $60.0 million remaining reserved for paying CAC's income tax expense on the portion of the gain attributable to CAC.
Pursuant to the Purchase Agreement, CIE agreed to hold a portion of the Sale proceeds in a separate maintenance account (the "CIE Escrow Account") until the occurrence of certain bankruptcy release events. At December 31, 2016, the balance in the CIE Escrow Account was $2,718.1 million, which is included as short-term Restricted cash in CGP LLC's Consolidated Balance Sheet.
In addition, CIE placed $264.0 million into escrow (the "Indemnity Escrow") to secure the potential indemnity claims of Purchaser for a period of twelve months from the SMG Business Sale Closing pursuant to the terms of the Purchase Agreement. During the fourth quarter of 2016, CIE paid $4.5 million to Purchaser from the Indemnity Escrow account based upon the finalization of the purchase price adjustment pursuant to the Purchase Agreement. At December 31, 2016, the remaining balance in the Indemnity Escrow was $259.5 million, which is included as short-term Restricted cash on CGP LLC's Consolidated Balance Sheet. There have been no claims made against the Indemnity Escrow account.
In connection with the SMG Business Sale Closing, CIE repurchased, immediately prior to the SMG Business Sale Closing, all of the shares of CIE common stock held by Rock Gaming Interactive LLC and by CIE's other minority investors (collectively, the "Minority Investors") for the right to receive cash payments representing the fair market value of such shares of CIE common stock at the SMG Business Sale Closing, determined as their pro-rata portion of the aggregate of (a) the Sale proceeds, (b) the fair market value of the World Series of Poker and online real money gaming businesses remaining with CIE following the Sale, and (c) CIE cash on hand at the SMG Business Sale Closing. The difference between the consideration paid and the carrying value of the minority interest was recorded as a reduction to Additional paid-in capital in CGP LLC's Consolidated Balance Sheet.
None of the outstanding CIE stock options, restricted stock units or warrants were assumed by the Purchaser in the Sale. In connection with the Sale, and pursuant to the permitted authority under the Purchase Agreement and CIE's Amended and Restated Management Equity Incentive Plan, CIE accelerated the vesting of all of the outstanding options, restricted stock units and warrants of CIE (collectively, "CIE Equity Awards"), and, effective immediately prior to the SMG Business Sale Closing, canceled all such CIE Equity Awards in exchange for the right to receive cash payments equal to the intrinsic value of such awards. Expense related to the acceleration of the vesting of the CIE Equity Awards for employees who had historically provided services to the SMG Business was recorded to Discontinued operations and the expense related to the acceleration of the vesting of other CIE Equity Awards was recorded to Property, general, administrative and other in CGP LLC's Combined and Consolidated Statement of Operations.
The total pro-rata share of Sale proceeds delivered to the Minority Investors and former holders of CIE Equity Awards was subject to the purchase price adjustment pursuant to the Purchase Agreement, which as described above was finalized during the fourth quarter of 2016, and is subject to the release of proceeds, if any, from the Indemnity Escrow at the end of the escrow period, to be paid to the Minority Investors and the former holders of CIE Equity Awards as and when such amounts are paid to CIE under the Purchase Agreement. The total amount distributed to Minority Investors and former holders of CIE Equity Awards in connection with the SMG Business Sale Closing was approximately $1,083.0 million.
At December 31, 2016, CGP LLC has accrued $63.1 million in Accrued expenses and other current liabilities on its Consolidated Balance Sheet, representing the amounts still due to the Minority Investors and former holders of CIE Equity Awards for the release of proceeds held in the Indemnity Escrow.
Contingently Issuable Non-voting Membership Units
Pursuant to the terms of the transaction agreement related to the formation of CGP LLC, CGP LLC was obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from a specified portion of CIE's social and mobile games business exceeded a predetermined threshold amount in 2015. Accordingly, in April 2016, CGP LLC issued approximately 31.9 million additional Class B non-voting units. As a result, CAC's economic ownership of CGP LLC decreased to approximately 38.8% in April 2016 from approximately 42.6% at March 31, 2016.

Note 4 — Stockholders' Equity and Earnings Per Share
Stockholders' Equity
Common Stock
As of February 25, 2013 (the date of incorporation), the Company was authorized to issue 1,000 shares of CAC Class A common stock, par value $0.001 per share. In October 2013, the Certificate of Incorporation was amended and restated to authorize the Company to issue 1,200,000,000 shares of common stock, par value $0.001 per share. The common stock consists of two classes: 300,000,000 shares of Class A common stock and 900,000,000 shares of Class B common stock. The holders of shares of Class A common stock shall be entitled to one vote for each such share of Class A common stock on all matters to be voted on by the stockholders of the corporation. The holders of shares of Class B common stock shall not be entitled to vote.
As of December 31, 2016 and December 31, 2015, CAC had a total of 138,458,000 and 137,341,569 shares outstanding, respectively, of Class A common stock and no shares of Class B common stock outstanding.
Call Right
Pursuant to the certificate of incorporation of CAC and the CGP Operating Agreement, after October 21, 2016, Caesars Entertainment and/or its subsidiaries have the right, which it may assign to any of its affiliates or to any transferee of all non-voting units of CGP LLC held by subsidiaries of Caesars Entertainment, to acquire all or a portion of the voting units of CGP LLC (or, at the election of CAC, shares of CAC's Class A common stock) not otherwise owned by Caesars Entertainment and/or its subsidiaries at such time (the "Call Right"). The purchase consideration may be, at Caesars Entertainment's option, cash or shares of Caesars Entertainment's common stock valued at market value, net of customary market discount and expenses, provided that the cash portion will not exceed 50% of the total consideration in any exercise of the Call Right. The purchase price will be the greater of (i) the fair market value of the voting units of CGP LLC (or shares of CAC's Class A common stock) at such time based on an independent appraisal or (ii) the initial capital contribution in respect of such units plus a minimum 10.5% per annum return on such capital contribution, subject to a maximum return on such capital contribution of 25% per annum, taking into account prior distributions with respect to such units.
The Call Right may be exercisable in part by Caesars Entertainment (up to three times), but until the Call Right is exercised in full, any voting units of CGP LLC (or shares of CAC's Class A common stock) acquired by Caesars Entertainment will be converted into non-voting units of CGP LLC (or non-voting shares of CAC's Class B common stock). Additionally, the Call Right may only be exercised by Caesars Entertainment and/or its subsidiaries if, at the time of such exercise, (w) Caesars Entertainment and CAC enter into a resale registration rights agreement with respect to the shares of Caesars Entertainment common stock used as all or a portion of the purchase consideration in connection with the exercise of the Call Right, (x) the common stock of Caesars Entertainment (i) is registered with the SEC, (ii) is listed for trading and trades on a national securities exchange, and (iii) issuable upon exercise of the Call Right will represent, in the aggregate, not more than one half of the total Caesars Entertainment's common stock issued and outstanding giving effect to the exercise of the Call Right, (y) Caesars Entertainment has a minimum liquidity of $1.0 billion and a maximum net debt leverage ratio of 9.00 to 1.00, and (z) no event of default has occurred and is in effect under any financing agreement of Caesars Entertainment or its subsidiaries. Further, in the event that a stockholder vote of Caesars Entertainment is required in connection with the exercise of such Call Right, receipt of affirmative approval of such vote will be a condition to the exercise of the Call Right and at the closing of the formation transactions, affiliates of Apollo Global Management, LLC and affiliates of TPG Global, LLC entered into a voting support agreement in favor of any such stockholder approval. In addition, a majority of the independent directors of the board of directors of Caesars Entertainment must approve the exercise of the Call Right by Caesars Entertainment and/or its subsidiaries. The Call Right will be transferable to a transferee that also receives a transfer of all the non-voting units of CGP LLC, and exercisable by the transferee upon the same terms and conditions as apply to Caesars Entertainment and its subsidiaries.
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
Upon a liquidation, partial liquidation or sale of material assets, all net cash and other assets not monetizable of CGP LLC shall, subject to applicable gaming regulatory laws, be distributed as follows: (i) first, to the voting units held by CAC, to the extent of contributed capital and an annually compounded preferred return of 10.5% on the invested portion of CAC's contributed capital; (ii) second, to the non-voting units held by Caesars Entertainment and/or its subsidiaries in an amount equal to the difference between (x) the amount Caesars Entertainment and/or its subsidiaries would have received had non-pro rata special distributions made in connection with CIE's sale of its social and mobile games business in September 2016 been made pro rata based on the members' respective company percentage interests in CGP LLC as of the closing of the sale and (y) the amount of special distributions actually received by Caesars Entertainment and/or its subsidiaries; (iii) third, to all units held by Caesars Entertainment and/or its subsidiaries until Caesars Entertainment catches up to its respective amount distributed in provision (i) (including the 10.5% per annum of return on the initial capital contribution) and (iv) fourth, to all holders of units pro rata.
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
As of December 31, 2016, the Call Right was not exercised.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income consists of unrealized gain and losses on investments, net of taxes. For the years ended December 31, 2016, 2015 and 2014, no amounts were reclassified out of Accumulated other comprehensive income.
Investment in Notes from Related Party
CAC owns $137.5 million in aggregate principal amount of 6.50% senior notes previously issued by CEOC ("CEOC Notes"), which matured on June 1, 2016, and $151.4 million in aggregate principal amount of 5.75% CEOC Notes, maturing October 1, 2017. Both of these notes were included as a reduction of Additional paid-in capital in the Balance Sheets and Statements of Stockholders' Equity along with interest receivable at the distribution date. These notes are held at the distributed value with no subsequent adjustments such as fair value adjustments or interest receivable. Pursuant to the terms of the Amended Merger Agreement, CAC does not expect to collect principal or interest receivable from these notes. See Note 9 — Related Party Transactions.
Earnings Per Share
Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding during the period in which the net income was earned. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans using the treasury stock method.
The following table summarizes the computations of Basic EPS and Diluted EPS:

	Year Ended December 31,
(In millions, except per share data)	2016	2015	2014
Net income	$619.1	$32.0	$14.6

Shares used to compute EPS:
Weighted average common stock outstanding - basic	137.6	136.6	135.9
Dilutive potential common shares	0.3	0.3	0.1
Weighted average common stock outstanding - diluted	137.9	136.9	136.0

Earnings per share:
Basic	$4.50	$0.23	$0.11
Diluted	$4.49	$0.23	$0.11
There were no anti-dilutive shares excluded from the computation of diluted EPS for the year ended December 31, 2016. There were 1.8 million and 0.6 million, respectively, of anti-dilutive shares excluded from the computation of diluted earnings per share for the years ended December 31, 2015 and 2014.

Note 5 — Income Taxes
The components of income before income taxes and the related provision for U.S. and other income taxes were as follows:

	Year Ended December 31,
(In millions)	2016	2015	2014
Income before income taxes
United States	$790.6	$66.2	$54.0
Outside of the United States	—	—	—
Total income before income taxes	$790.6	$66.2	$54.0

	Year Ended December 31,
(In millions)	2016	2015	2014
Provision for income taxes
Current
Federal	$378.9	$—	$—
State	3.1	—	—
Deferred
Federal	(207.8)	34.2	38.4
State	(2.7)	—	1.0
Total provision for income taxes	$171.5	$34.2	$39.4
The differences between the United States statutory federal income tax rate and the effective tax rate expressed as a percentage of income before taxes were as follows:

	Year Ended December 31,
	2016	2015	2014
Statutory tax rate	35.0%	35.0%	35.0%
Increases/(decreases) in tax resulting from:
State tax, net of federal tax benefit	0.2	0.1	1.2
Change in valuation allowance	(11.0)	16.7	36.5
Dividends received deduction	(2.6)	—	—
Nondeductible expenses from CGP LLC	0.1	0.3	0.4
Federal tax credits from CGP LLC	(0.1)	(0.4)	(0.5)
Other	0.1	—	0.3
Effective tax rate	21.7%	51.7%	72.9%

The major components of the Deferred tax assets and liabilities in our Balance Sheets were as follows:

	December 31,
(In millions)	2016	2015
Deferred tax assets
Federal net operating loss carryover	$—	$2.4
State net operating loss carryovers	0.6	1.4
Federal tax credit carryover	—	0.8
Indirect tax benefits of state uncertain tax positions	1.0	—
Compensation programs	2.3	2.1
Investment in CGP LLC	44.9	—
Investment in notes from related party	91.1	89.6
Other	2.3	1.4
Total deferred tax assets	142.2	97.7
Less: valuation allowance	(0.9)	(87.7)
Total deferred tax assets, less valuation allowance	141.3	10.0

Deferred tax liabilities
Investment in CGP LLC	—	79.1
Prepaid expenses	0.7	0.8
Total deferred tax liabilities	0.7	79.9
Net deferred tax asset/(liability)	$140.6	$(69.9)
The change from a deferred tax liability related to the investment in CGP LLC to a deferred tax asset is primarily due to the sale of the CIE social mobile games business within CGP LLC. For tax purposes, CAC accounts for its investment in CGP LLC using its relative ownership in CGP LLC.
As of December 31, 2016 and 2015, CAC had federal net operating loss ("NOL") carryforwards of zero and $6.7 million, respectively. In addition, as of December 31, 2016 and 2015, CAC had federal general business tax credit carryforwards of zero and $0.8 million, respectively. As of December 31, 2016, no valuation allowance had been established for CAC's federal deferred tax assets. A valuation allowance of $84.8 million was recorded against CAC's federal deferred tax assets which were not deemed realizable as of 2015. As a result of the capital gains generated from the sale of the CIE SMG Business, the deferred tax assets were deemed realizable and the valuation allowance was released.
As of December 31, 2016 and 2015, CAC had state NOL carryforwards of $22.6 million and $35.3 million, respectively. These NOLs will begin to expire in 2029. A valuation allowance had been established for a portion of CAC's state NOL carryforwards deferred tax assets that were not deemed realizable based on estimates of future state income. A valuation allowance of $2.9 million was recorded against CAC's state deferred tax assets which were not deemed realizable as of 2015. As a result of the sale of the CIE SMG Business, certain state deferred tax assets were deemed realizable during 2016 and a valuation allowance, of approximately $2.0 million, was released.
Reserve amounts related to potential income tax liabilities resulting from uncertain tax positions were as follows:

(In millions)
Balance at January 1, 2016	$—
Additions for tax positions of current year	94.6
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Expiration of statutes	—
Balance at December 31, 2016	$94.6
CAC classifies reserves for tax uncertainties within Deferred credits and other in our Balance Sheets, separate from any related income tax payable or deferred income taxes. In accordance with Accounting Standards Codification 740, reserve amounts relate to any possible income tax liabilities resulting from uncertain tax positions as well as possible interest or penalties associated with those liabilities. CAC had no uncertain tax positions in 2015 or 2014.
CAC recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. There were no accruals for interest and penalties for CAC in 2016, 2015 or 2014. Included in the balances of unrecognized tax benefits, as of December 31, 2016, are $2.3 million of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

CAC files income tax returns with federal and state jurisdictions. The 2016, 2015 and 2014 tax years are open for examination for CAC's federal and state jurisdictions.
CAC believes that it is reasonably possible that the unrecognized tax benefits will not materially change within the next 12 months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although we believe that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on our earnings. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a favorable impact on earnings.
Note 6 — Litigation, Contractual Commitments and Contingent Liabilities
From time to time, CAC or CGP LLC may be subject to legal proceedings and claims in the ordinary course of business.
CAC-CEC Proposed Merger
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the "Nevada Lawsuit") in the Clark County District Court in the State of Nevada against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan, and David Sambur (the individual defendants collectively, the "CAC Directors"). The Nevada Lawsuit alleges claims for breach of fiduciary duty against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) a declaration that the claim for breach of fiduciary duty is a proper class action claim; (2) to order the CAC Directors to fulfill their fiduciary duties to CAC in connection with the Proposed Merger, specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors' personal interests and their fiduciary duties to maximize shareholder value in the Proposed Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (3) to order the CAC Directors to account for all damages suffered or to be suffered by the plaintiff and the putative class as a result of the Proposed Merger; and (4) to award the plaintiff for his costs and attorneys' fees. It is unclear whether the Nevada Lawsuit also seeks to enjoin the Proposed Merger. On October 13, 2016, the Nevada Lawsuit was dismissed without prejudice by the court for lack of prosecution. On November 14, 2016, the deadline to seek reinstatement of the lawsuit lapsed, without action by the plaintiff. If the litigation is refiled, CAC and the CAC Directors believe this lawsuit is without merit and will defend themselves vigorously.
We cannot provide assurance as to the outcome of this matter or of the range of reasonably possible losses should this matter ultimately be resolved against us due to the inherent uncertainty of litigation and the stage of the related litigation.
CEOC Bondholder Litigation, or Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Delaware Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, CAC, Caesars Entertainment Resort Properties, LLC ("CERP"), Caesars Enterprise Services, LLC ("CES"), Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys' fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC's bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. CEC has informed us that fact discovery in the case is substantially complete, and cross-motions for summary judgment have been filed by the parties. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of this proceeding (and others). The Bankruptcy Court ordered the stay to remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC restructuring plan (February 15, 2017), (b) the termination of the restructuring support agreement with the Official Committee of Second Priority Noteholders (the "Second Lien RSA"), or (c) further order of the Bankruptcy Court.

On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Senior Unsecured Lawsuits") were assigned to the same judge. The claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings. The court denied a motion to dismiss both lawsuits with respect to CEC. The parties have completed fact discovery with respect to both plaintiffs' claims against CEC. On October 23, 2015, plaintiffs in the Senior Unsecured Lawsuits moved for partial summary judgment, and on December 29, 2015, those motions were denied. On December 4, 2015, plaintiff in the action brought on behalf of holders of CEOC's 6.50% Senior Unsecured Notes moved for class certification and briefing has been completed. The judge presiding over these cases thereafter retired, and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule, and the parties filed cross-motions for summary judgment which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of these proceedings (and others). The stay will remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC restructuring plan (February 15, 2017), (b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court. CAC and CGP LLC are not parties to these lawsuits.
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
On March 3, 2015, BOKF filed a lawsuit (the "New York Second Lien Lawsuit") against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the "New York First Lien Lawsuit") against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC's filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases were assigned to the same judge presiding over the other Parent Guarantee Lawsuits. CEC filed its answer to the BOKF complaint on March 25, 2015, and to the UMB complaint on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, and on December 22, 2015, the appellate court denied CEC's motion for leave to appeal. On November 20, 2015, BOKF and UMB again moved for partial summary judgment. Those motions likewise were denied. The judge presiding over these cases thereafter retired, and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule, and the parties submitted cross-motions for summary judgment which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of the New York First Lien Lawsuit and the New York Second Lien Lawsuit (and others). The Bankruptcy Court ordered the stay to remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC restructuring plan (February 15, 2017), (b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court.
On October 20, 2015, Wilmington Trust, National Association ("Wilmington Trust"), filed a lawsuit (the "New York Senior Notes Lawsuit" and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the "Parent Guarantee Lawsuits") against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC's 10.75% Senior Notes due 2016 (the "10.75% Senior Notes"). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC filed its answer to the complaint on November 23, 2015. As with the other parent guarantee lawsuits taking place in Manhattan, the judge presiding over these cases retired and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule and the parties submitted cross-motions for summary judgment which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of this proceeding (and others). The Bankruptcy Court ordered the stay to remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC reorganization plan (February 15, 2017), (b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court.
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

As part of CEOC's bankruptcy proceeding, the Official Committee of Second Priority Noteholders ("Second Priority Noteholders") filed a standing motion in bankruptcy court on May 13, 2016 seeking standing to commence claims on behalf of CEOC's estate. The proposed complaint names as potential defendants CAC, CGP LLC, CIE, and CES as well as CEC and CERP among others, and seeks recovery of assets transferred from CEOC. The proposed complaint alleges claims on behalf of CEOC's estate ranging in value from $8.1 billion to $12.6 billion against all defendants, as valued by the Second Priority Noteholders. Of this amount, the Second Priority Noteholders allege potential claims against CAC, CGP LLC, and CIE ranging from $3.7 billion to $7.9 billion, without taking into account any duplicative recovery, based on calculations in an exhibit to the revised disclosure statement filed in the bankruptcy court on May 27, 2016. A hearing on the standing motion was held on October 19, 2016, and the standing motion was continued until January 17, 2017. Following the confirmation of the CEOC restructuring plan on January 17, 2017, the bankruptcy court continued the Second Priority Noteholders' standing motion until April 19, 2017.
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
CAC, CIE, CGP LLC, and CGPH believe the above-referenced adversary complaint is without merit and intend to defend it vigorously, including by filing a motion to dismiss at the appropriate time. The status and timing of the adversary proceeding is affected by the Bankruptcy proceedings. On August 10, 2016, CEOC filed an emergency motion seeking, among other relief, to stay the above-referenced adversary proceeding. On August 23, 2016, the bankruptcy court granted the relief requested until the October 19, 2016 omnibus hearing. At the October 19, 2016 omnibus hearing, the bankruptcy court continued the adversary proceeding until the November 16, 2016 omnibus hearing. Following the confirmation of the CEOC restructuring plan on January 17, 2017, the bankruptcy court continued the adversary proceeding until April 19, 2017.
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
Prior to NRF's vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreements in which the obligation to contribute to NRF exists. The CEC Group was current with respect to pension contributions at the time of their expulsion.
On December 5, 2016, an interlocutory judgment was entered against CEC and CERP comprising the first quarterly payment of withdrawal liability referred to above, interest and liquidated damages under the Employee Retirement Income Security Act of 1974. On December 19, 2016, CEC and CERP filed a motion to certify a final judgment under Rule 54(b) of the Federal Rules of Civil Procedure for immediate appeal and to stay the plaintiffs' motions to amend and for summary judgment, as described below. On January 11, 2017, the District Court granted the motion to certify a final judgment under Rule 54(b) in the amount of $9 million, but denied the motion for a stay, and a judgment in that amount was entered the next day. CEC has appealed this decision to the Second Circuit, and has bonded the judgment pending appeal.
On December 23, 2016, the plaintiffs filed a motion to amend their complaint to add claims for the second through eighth quarterly payments of withdrawal liability, which the plaintiffs contended were past due, as well as for injunctive relief requiring the defendants to pay all further quarterly payments as they purportedly became due. Also on December 23, 2016, the plaintiffs simultaneously filed a motion for summary judgment against CEC and CERP for payment of the second through eighth quarterly payments of withdrawal liability, for interest, liquidated damages, attorneys' fees and costs, and for injunctive relief requiring the defendants to pay all further quarterly payments as they purportedly became due. These motions have not yet been fully submitted to the District Court.
CEC believes its legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously, and will defend vigorously against the claims raised by the NRF in the NRF action. Since settlement discussions with the NRF are continuing and no material discovery has yet been performed with respect to any of the above actions, CEC cannot currently provide assurance as to the ultimate outcome of the matters at issue.
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

Note 7 — Stock-based Compensation
On April 9, 2014, the Board of Directors (the "Board") of the Company approved the PIP Plan, subject to approval of the PIP Plan by the Company's stockholders. The PIP Plan was approved by the Company's stockholders on May 8, 2014. The Committee administers the PIP Plan. Under the PIP Plan, the Company is authorized to grant stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, cash awards, rights to purchase or acquire shares or similar securities in the form of or with a value related to our common stock, to officers, employees, directors, individual consultants and advisers of the Company and its subsidiaries. The PIP Plan will terminate ten years after approval by the Board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares of our common stock that may be delivered pursuant to awards under the PIP Plan is 3,000,000.
Restricted Stock Units
On April 9, 2014, grants of RSUs to certain eligible individuals were approved by the Committee in accordance with the PIP Plan and the grants became effective based upon the May 8, 2014 stockholder approval of the PIP Plan. For accounting purposes, the grants were determined to occur in connection with the stockholder approval of the PIP Plan. Subsequently, additional grants of RSUs to eligible individuals were approved. RSU grants which are equity-classified, measured at fair value at the date of grant, and recognized as a component of Additional paid-in capital in the Balance Sheets vest according to the following vesting schedules:

•	Five-month vesting period were vested on October 9, 2014,

•	Three-and-one-half-year vesting period vest 25% on October 21 in each year 2014, 2015, 2016 and 2017,

•	Four-year vesting period vest 25% on each of the first four anniversaries of the April 9 grant date, and

•	One and a half year vesting period vest 100% on the vest date.
In December 2014, the Company awarded 375,000 RSUs to a related party consultant under the PIP Plan. During the three-month period ended March 31, 2015, the service period for these grants was accelerated to end in July 2015. This award was equity classified and remeasured at fair value at the end of each reporting period through July 2015.
In June 2016, the Company awarded 272,976 RSUs to a related party consultant under the PIP Plan. One-third of the grant vests on each of the three anniversaries of the June grant date. This award is equity classified and remeasured at fair value at the end of each reporting period through the end of the service period.
The following is a summary of CAC's RSU activity under the PIP Plan for the year ended December 31, 2016:

	Restricted Stock Units	Fair Value(1)
Outstanding at January 1, 2016	525,997	$12.19
Granted	361,349	10.52
Vested	(394,285)	11.13
Outstanding at December 31, 2016	493,061	11.82
_________________________

(1)	Represents the weighted-average grant date fair value per RSU.
The grant date fair value of RSUs is based on the quoted market price of our common stock on the date of grant. The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2016, 2015 and 2014 was $10.52, $7.73 and $12.12, respectively. The fair value of RSUs vested during the years ended December 31, 2016, 2015 and 2014 was $3.8 million, $3.5 million and $1.9 million, respectively.
As of December 31, 2016, there was approximately $5.1 million of total unrecognized compensation cost related to RSUs granted under the PIP Plan, which is expected to be recognized over a weighted-average remaining period of 1.9 years using the straight-line method.
For the years ended December 31, 2016, 2015 and 2014, total compensation expense recorded in earnings for RSUs granted under the PIP Plan was $3.3 million, $4.6 million and $2.4 million, respectively. This expense was included in Operating expenses in the Statements of Operations and Comprehensive Income.
Stock Options
On October 7, 2014, certain eligible individuals were granted a total of 725,000 options to purchase shares in accordance with the PIP Plan. These options were subject to a two-year vesting period and vested 100% on the second anniversary of the effective date. Options granted under the PIP Plan expire ten years from the date of grant. These options are equity classified and measured at fair value at the date of grant, and recognized as a component of Additional paid-in capital in the Balance Sheets.

In December 2014, CAC also granted to a related party consultant, 675,000 options to purchase shares in accordance with the PIP Plan. During the three-month period ended March 31, 2015, the service period for these grants was accelerated to July 2015. These options are equity classified and were remeasured at fair value at the end of each reporting period through July 2015.
The following is a summary of CAC's stock option activity for the year ended December 31, 2016:

	Options	Weighted Average Exercise Price	Fair Value(1)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	1,420,000	$9.51	$4.99	8.9	$—
Exercised	(417,500)	9.71	5.69		1.1
Outstanding at December 31, 2016	1,002,500	9.43	4.70	7.8	4.1
Vested and expected to vest at December 31, 2016	1,002,500	9.43	4.70	7.8	4.1
Exercisable at December 31, 2016	987,500	9.45	4.73	7.8	4.0
_________________________

(1)	Represents the weighted-average grant date fair value per option.
There were no stock options granted during the year ended December 31, 2016. The weighted-average grant date fair value of stock options granted during the years ended December 31, 2015 and 2014 was $3.10 and $5.02, respectively. The weighted-average grant date fair value of stock options exercised during the year ended December 31, 2016 was $5.69. There were no stock options exercised during the year ended December 31, 2015 and no stock options vested during the year ended December 31, 2014.
As CAC does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, it was calculated through the Black-Scholes model assuming that the options will be disposed of either post-vesting but prior to a liquidity event, at the date of a liquidity event or after a liquidity event. Expected volatility was based on the historical volatility of the common stock of CAC's competitor peer group for a period approximating the expected life. CAC has no current intention to pay dividends on its common stock. The risk-free interest rate within the expected term was based on the U.S. Treasury yield curve in effect at the time of grant. There were no stock option valuations required during the year ended December 31, 2016. Valuation assumptions for CAC's stock options used in the Black-Scholes model to estimate fair value during the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Expected volatility	39.9% - 45.7%	45.0% - 49.7%
Weighted-average volatility	45.5%	47.2%
Expected dividend yield	—%	—%
Expected term (in years)	5.8 - 9.4	5.5 - 10.0
Risk-free interest rate	1.8% - 2.3%	1.9% - 2.4%
As of December 31, 2016, there is less than $0.1 million of total unrecognized compensation expense related to stock options granted under the PIP Plan, which is expected to be recognized over a weighted-average period of 2.4 years.
During the years ended December 31, 2016, 2015 and 2014, total compensation expense recorded in earnings for stock options was $1.1 million, $3.5 million and $0.4 million, respectively. This expense was included in Operating expenses in the Statements of Operations and Comprehensive Income.
During 2016, 2015 and 2014 RSUs and options under the PIP Plan and under the Equity Plan (as defined in Note 9 — Related Party Transactions) vested. Pursuant to these vesting events and any related option exercises, CAC issued approximately 1,116,000 shares, 955,000 shares and 615,000 shares, respectively. In accordance with the CGP Operating Agreement, CGP LLC issued an equivalent number of Class A voting units to CAC, such that the number of shares of CAC stock outstanding equals the number of Class A voting units of CGP LLC owned by CAC. CAC's economic ownership of CGP LLC was 39.0% at December 31, 2016.
Note 8 — Supplemental Cash Flow Information
Significant non-cash transactions for the year ended December 31, 2016 included (1) $820.6 million in income from our equity method investment in CGP LLC, (2) $26.4 million of fees and expenses paid directly by CGP LLC that were incurred by CAC and also accounted for as a non-cash distribution from CGP LLC, (3) estimated net $284.9 million tax provision related to the gain on the Sale to be paid by CGP LLC on behalf of CAC offset by existing prepaid taxes previously recorded at CAC and (4) CAC's contribution of 363,077 shares of CAC common stock to CGP LLC on October 21, 2016 issued pursuant to the Equity Plan (as defined in Note 9 — Related Party Transactions) and valued at $4.4 million.
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
During the year ended December 31, 2016, CGP LLC made a payment of $240.0 million toward CAC's estimated tax liability for the sale of the SMG Business. During the year ended December 31, 2015, CGP LLC did not make tax payments on behalf of CAC. During the year ended December 31, 2014, CGP LLC paid $12.7 million in tax on behalf of CAC which was accounted for as distributions from CGP LLC to CAC.
There was no interest expense incurred or cash paid for interest during the years ended December 31, 2016, 2015 and 2014.
Note 9 — Related Party Transactions
Formation of Caesars Enterprise Services, LLC
Caesars Enterprise Services, LLC, a services joint venture among CEOC, CERP, a subsidiary of Caesars Entertainment, and CGPH, (together the "Members" and each a "Member") manages CGP LLC's properties and provides CGP LLC with access to Caesars Entertainment's management expertise, intellectual property, back office services and Total Rewards loyalty program. On October 1, 2014, CES began operations in Nevada, Louisiana and certain other jurisdictions in which regulatory approval had been received or was not required, including through the commencement of direct employment by CES of certain designated enterprise-wide employees. CES also employs personnel under each property's corresponding property management agreement. Operating expenses are allocated to each Member with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements. Corporate expenses that are not allocated to the properties directly are allocated by CES to CEOC, CERP, and CGPH according to their allocation percentages (initially 70.0%, 24.6% and 5.4% respectively), subject to annual review. As a result of an annual review undertaken in September 2015 but effective July 2015, the allocation percentages of CES members, CEOC, CERP and CGPH were revised to 65.4%, 21.8% and 12.8%, respectively. CGPH notified CES, CEOC and CERP that it objected to the September 2015 expense allocation but would pay the revised expense allocations under protest and reserved all rights. As a result of an annual review undertaken in August 2016 but effective January 2017, the allocation percentages for CEOC, CERP and CGPH were revised to 62.9%, 22.9% and 14.2%, respectively. CGPH notified CES, CEOC and CERP that it objects to the August 2016 expense allocation but will pay the revised expense allocations under protest and reserves all rights.
Omnibus License and Enterprise Services Agreement
On May 20, 2014, the Members entered into an Omnibus License and Enterprise Services Agreement (the "Omnibus Agreement"), which granted licenses to the Members and certain of their affiliates in connection with the formation of CES. Initial contributions by the Members included a $22.5 million cash payment by CGP LLC on behalf of CGPH. Pursuant to a capital call during the fourth quarter of 2014, CGP LLC contributed an additional $0.1 million on behalf of CGPH. Pursuant to capital calls during the years ended December 31, 2016 and 2015, CGPH contributed an additional $3.8 million and $3.9 million, respectively, to CES. During the year ended December 31, 2016, CGPH's investment in CES decreased by $1.2 million due to the allocation of depreciation related to assets in the investment. On October 1, 2014 and January 1, 2015, the Members transitioned certain executives and employees to CES and the services of such employees were available as part of CES's provision of services to the Members and certain of their affiliates that own properties that require CES services under the Omnibus Agreement.
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
Transaction Fees and Expenses
For the years ended December 31, 2016, 2015 and 2014, CGP LLC paid approximately $14.5 million, $5.8 million and $14.3 million, respectively, on CAC's behalf primarily for legal and accounting fees and expenses incurred by CAC in connection with various transactions and potential transactions such as acquisitions and expenses associated with the Merger Agreement between CAC and CEC. These payments are accounted for as non-cash distributions from CGP LLC by CAC thereby reducing CAC's investment in CGP LLC.
Share-based Payments to Non-employees of CAC or CGP LLC
On April 9, 2014, our Board approved the CAC Equity-Based Compensation Plan for CEC Employees (the "Equity Plan"). Under the Equity Plan, CEC is authorized to grant stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, cash awards, rights to purchase or acquire shares or similar securities in the form of or with a value related to our common stock to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries. The Equity Plan will terminate on April 9, 2024. Subject to adjustments in connection with certain changes in capitalization, the maximum value of the shares of our common stock that may be delivered pursuant to awards under the Equity Plan is $25.0 million.
On May 8, 2014, CEC granted awards to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries in accordance with the Equity Plan in order to reward and provide incentive for services provided in their capacity, promote the success of CGP LLC, and more closely align the interests of such individuals with those of the stockholders of the Company. Awards under this plan vested one-third on each of October 21, 2014, 2015 and 2016. Expense associated with the vesting of such awards was recorded as management fee expense by CGP LLC, totaling $1.9 million, $11.9 million and $9.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. As the service period for a portion of the awards was accelerated to end in July 2015, management fee expense also included expenses associated with the service period acceleration. Upon issuance of shares pursuant to this plan, such shares were contributed to CGP LLC by CAC as additional investment into that entity, at which time CGP LLC settled its management fee obligation with CEC and its subsidiaries through a distribution of such shares to CEC. Also upon issuance of shares pursuant to this plan, CGP LLC issued an equivalent number of voting units in CGP LLC and distributed those units to CAC. As CAC received voting units in CGP LLC in exchange for the shares of CAC issued pursuant to this plan, there was no dilutive impact to CAC's EPS (see Note 4 — Stockholders' Equity and Earnings Per Share).
On October 21, 2014, 521,218 CAC shares valued at $4.8 million were issued pursuant to the Equity Plan. On October 21, 2015, 648,046 CAC shares valued at $4.6 million were issued pursuant to the Equity Plan. On October 21, 2016, 363,077 CAC shares valued at $4.4 million were issued pursuant to the Equity Plan. These shares were contributed to CGP LLC by CAC as an additional investment into CGP LLC, at which time CGP LLC settled its management fee obligation with CEC and its subsidiaries through a distribution of such shares to CEC. CGP LLC issued an equivalent number of voting units in CGP LLC to CAC.
Stock-based Compensation Granted to Related Parties
In June 2016, CAC granted RSU awards to a related party consultant under the PIP Plan. During the year ended December 31, 2016, $0.6 million of expense was recognized related to these grants.
In December 2014, CAC granted RSU awards and options to a related party consultant under the PIP Plan. During the three month period ended March 31, 2015, the service period for these grants was accelerated to end in July 2015. The vesting period remained unchanged. During the years ended December 31, 2015 and 2014, $4.4 million and $0.1 million expense was recognized related to these grants, respectively. As the service period ended on July 2015, there was no expense recognized for these grants during the year ended December 31, 2016.
In May 2014, CAC granted RSUs to an employee. During the three month period ended March 31, 2016, this individual terminated employment and became a related party consultant. The vesting period and service period remained unchanged. Expense recognized for the RSU grants during the year ended December 31, 2016 was immaterial.

Investment in Notes from Related Party
CAC owns $137.5 million in aggregate principal amount of 6.50% CEOC Notes, which matured on June 1, 2016, and $151.4 million in aggregate principal amount of 5.75% CEOC Notes, maturing October 1, 2017. Both of these notes were included as a reduction of Additional paid-in capital in the Balance Sheets and Statements of Stockholders' Equity along with interest receivable at the distribution date. These notes are held at the distributed value with no subsequent adjustments such as fair value adjustments or interest receivable. Pursuant to the terms of the Amended Merger Agreement, CAC does not expect to collect principal or interest receivable from these notes. For accounting purposes, the fair value of the distribution of these notes from CGP LLC reduced the deployed capital upon which the minimum guaranteed return to CAC has been calculated prospectively from the August 6, 2014 distribution date.
Note 10 — Quarterly Results of Operations (Unaudited)

(In millions, except per share data)	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
2016
Equity method investment income	$24.4	$24.4	$672.5	(a)	$99.3
Loss from operations	(6.6)	(7.3)	(9.3)		(6.8)
Net income	9.2	8.5	521.9	(a)	79.5
Earnings per share - basic	0.07	0.06	3.80		0.58
Earnings per share - diluted	0.07	0.06	3.78		0.57

2015
Equity method investment income	$24.2	$24.4	$24.4	$24.4
Loss from operations	(7.1)	(8.1)	(9.2)	(6.8)
Net income	8.7	7.8	7.0	8.5
Earnings per share - basic and diluted	0.06	0.06	0.05	0.06
_________________________

(a)	Equity method investment income and Net income includes an increase in CAC's contractual claim on CGP LLC's accounting balance sheet as a result of the sale of the SMG Business in September 2016.
Note 11 — Subsequent Events
Amendment to the CGP Operating Agreement
                On February 13, 2017, CAC, CEC and certain subsidiaries of CEC (the "CEC Members") entered into the third amendment to the CGP Operating Agreement to, among other things, (a) provide for the tax treatment of the allocations of net profits and net losses of the capital accounts of CGP LLC regarding certain non-pro rata distributions made to CAC and the CEC Members pursuant to the CGP Operating Agreement Amendment and (b) permit a $35 million special distribution to the CEC Members to satisfy certain payment obligations as set forth in the CIE Proceeds Agreement.
Acceleration of CAC Equity Awards in connection with Proposed Merger
In connection with the Proposed Merger and pursuant to the permitted authority under the PIP Plan, the Committee has approved the accelerated vesting of all of the outstanding options and RSUs of CAC held by Mitch Garber, Craig Abrahams and Michael Cohen, effective immediately prior to the Merger Closing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.

(a)	Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2016. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of December 31, 2016, at a reasonable assurance level.

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
Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, utilizing the criteria discussed in the "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2016. Based on management's assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2016.

(c)	Changes in Internal Control over Financial Reporting
We have commenced several transformation initiatives, including implementing new general ledger software to automate and simplify our business processes. These are long-term initiatives that we believe will enhance our internal control over financial reporting due to increased automation and integration of related processes. We will continue to monitor and evaluate our internal control over financial reporting throughout the transformation.
There have not been any other changes in our internal control over financial reporting during the three months ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Amendment to the CGP Operating Agreement
                On February 13, 2017, CAC, CEC and certain subsidiaries of CEC (the "CEC Members") entered into the third amendment to the CGP Operating Agreement to, among other things, (a) provide for the tax treatment of the allocations of net profits and net losses of the capital accounts of CGP LLC regarding certain non-pro rata distributions made to CAC and the CEC Members pursuant to the CGP Operating Agreement, as amended on September 23, 2016 and October 7, 2016 and by the third amendment referred to herein (such amendments, the "CGP Operating Agreement Amendment") and (b) permit a $35 million special distribution to the CEC Members to satisfy certain payment obligations as set forth in the CIE Proceeds Agreement. The foregoing description of the third amendment to the CGP Operating Agreement does not purport to be complete and is qualified in its entirety by reference to the third amendment to the CGP Operating Agreement, which is filed as Exhibit 10.58 hereto and incorporated herein by reference.
Acceleration of CAC Equity Awards in connection with Proposed Merger
In connection with the Proposed Merger and pursuant to the permitted authority under the Caesars Acquisition Company 2014 Performance Incentive Plan, the Human Resources Committee of the Board of Directors of Caesars Acquisition Company has approved the accelerated vesting of all of the outstanding options and restricted stock units of CAC held by Mitch Garber, Craig Abrahams and Michael Cohen, effective immediately prior to the Merger Closing.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
We expect to furnish the information regarding Directors, Executive Officers and Corporate Governance in an amendment to this Form 10-K to be filed with the SEC.
Item 11. Executive Compensation.
We expect to furnish the information regarding Executive Compensation in an amendment to this Form 10-K to be filed with the SEC.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
We expect to furnish the information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in an amendment to this Form 10-K to be filed with the SEC.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
We expect to furnish the information regarding Certain Relationships and Related Transactions, and Director Independence in an amendment to this Form 10-K to be filed with the SEC.
Item 14. Principal Accounting Fees and Services.
We expect to furnish the information regarding Principal Accounting Fees and Services in an amendment to this Form 10-K to be filed with the SEC.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Documents filed as part of this report

1.	Financial statements of the Company (including related notes to financial statements) filed as part of this report are listed below:

•	Report of Independent Registered Public Accounting Firm.

•	Balance Sheets as of December 31, 2016 and 2015.

•	Statements of Operations and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014.

•	Statements of Stockholders' Equity for the years ended December 31, 2016, 2015 and 2014.

•	Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014.

2.	Financial statement schedules of the Company as follows:

•	Schedules I through V are not applicable and have therefore been omitted.

•
Since October 21, 2013, we have had an investment in Caesars Growth Partners, LLC that we account for using the equity method of accounting. The financial statements as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 of Caesars Growth Partners, LLC are filed as Exhibit 99.1 hereto and incorporated herein by reference in this Form 10-K pursuant to Rule 3-09 of Regulation S-X.

Financial statement schedules of Caesars Growth Partners, LLC as follows:

•	Schedule I and III through V are not applicable and have therefore been omitted.

•	Schedule II - Combined and Consolidated Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015 and 2014.

3.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Transaction Agreement, dated March 1, 2014, by and among the Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., Caesars License Company, LLC, Harrah's New Orleans Management Company, Corner Investment Company, LLC, 3535 LV Corp., Parball Corporation, JCC Holding Company II, LLC, Caesars Acquisition Company and Caesars Growth Partners, LLC.	—	8-K	—	2.1	3/3/2014

2.2	First Amendment to Transaction Agreement, dated May 5, 2014, by and among the Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., Caesars License Company, LLC, Harrah's New Orleans Management Company, Corner Investment Company, LLC, 3535 LV Corp., Parball Corporation, JCC Holding Company II, LLC, Caesars Acquisition Company, Caesars Growth Partners, LLC.	—	8-K	—	2.1	5/6/2014

2.3	Agreement and Plan of merger, dated as of December 21, 2014, between Caesars Acquisition Company and Caesars Entertainment Corporation.	—	8-K	—	2.1	12/22/2014

2.4	Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2016, between Caesars Acquisition Company and Caesars Entertainment Corporation.	—	8-K	—	2.1	7/11/2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.5	Stock Purchase Agreement, dated as of July 30, 2016, by and among Caesars Interactive Entertainment, Inc., Alpha Frontier Limited, Caesars Growth Partners, LLC and CIE Growth, LLC.	—	8-K	—	2.1	8/1/2016

3.1	First Amended and Restated Certificate of Incorporation of Caesars Acquisition Company, dated October 21, 2013.	—	10-Q	9/30/2013	3.1	11/20/2013

3.2	Amended and Restated Bylaws of Caesars Acquisition Company, adopted October 21, 2013.	—	10-Q	9/30/2013	3.2	11/20/2013

4.1	Indenture, dated as of April 17, 2014, among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc. and U.S. Bank National Association, as trustee, relating to the 9.375% Second-Priority Senior Secured Notes due 2022.	—	8-K	—	4.1	4/17/2014

4.2	First Supplemental Indenture, dated as of April 25, 2014, among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.	—	10-K	12/31/2015	4.2	2/26/2016

4.3	Joinder Agreement to Registration Rights Agreement, dated as of April 25, 2014, by and among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc. and the other parties thereto.	—	10-K	12/31/2015	4.3	2/26/2016

4.4	Second Supplemental Indenture, dated as of March 30, 2015, among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.	—	10-K	12/31/2015	4.4	2/26/2016

4.5	Registration Rights Agreement, dated as of April 17, 2014, by and among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc. and Citigroup Global Markets Inc., as representative of the initial purchasers.	—	8-K	—	4.2	4/17/2014

10.1	Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of October 21, 2013.	—	8-K	—	10.2	10/24/2013

10.2	Amended and Restated Caesars Interactive Entertainment, Inc. Management Investor Rights Agreement, dated November 22, 2010.	—	S-1/A	—	10.5	8/12/2013

10.3	First Amendment to Amended and Restated Caesars Interactive Entertainment, Inc. Management Investor Rights Agreement, dated as of September 28, 2013.	—	S-1/A	—	10.24	10/4/2013

10.4	Restructuring Support Agreement, dated as of June 12, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Acquisition Company, and Caesars Entertainment Corporation.	—	8-K	—	10.1	6/13/2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.5	Voting Agreement, dated as of July 9, 2016, among Caesars Acquisition Company, Hamlet Holdings LLC and the Holders party thereto.	—	8-K	—	10.1	7/11/2016

10.6	Amended and Restated Restructuring Support Agreement, dated as of July 9, 2016, between Caesars Acquisition Company and Caesars Entertainment Operating Company, Inc.	—	8-K	—	10.2	7/11/2016

†10.7	Caesars Interactive Entertainment, Inc. Liquidity Plan.	—	8-K	—	10.1	2/14/2014

†10.8	Form of Indemnification Agreement between Caesars Acquisition Company and its directors and officers.	—	S-1/A	—	10.14	10/11/2013

†10.9	Caesars Acquisition Company 2014 Performance Incentive Plan.	—	8-K	—	10.1	4/16/2014

†10.10	Form Nonqualified Option Award Agreement under the Caesars Acquisition Company 2014 Performance Incentive Plan.	—	8-K	—	10.2	4/16/2014

†10.11	Form Restricted Stock Award Agreement under the Caesars Acquisition Company 2014 Performance Incentive Plan.	—	8-K	—	10.3	4/16/2014

†10.12	Form Restricted Stock Unit Award Agreement under the Caesars Acquisition Company 2014 Performance Incentive Plan.	—	8-K	—	10.4	4/16/2014

†10.13	Caesars Interactive Entertainment, Inc. Amended and Restated Management Equity Incentive Plan, dated October 16, 2015.	—	8-K	—	10.1	10/23/2015

†10.14	Caesars Interactive Entertainment, Inc. Form of Performance Stock Option Agreement.	—	8-K	—	10.2	10/23/2015

†10.15	Caesars Interactive Entertainment, Inc. Form of Restricted Stock Unit Award Agreement.	—	10-K	—	10.1	2/26/2016

†10.16	Employment Agreement, dated August 12, 2012, between Caesars Interactive Entertainment, Inc. and Mitch Garber.	—	10-K	12/31/2013	10.6	3/28/2014

†10.17	Tax Reimbursement and Indemnity Agreement, dated as of September 23, 2016, by and between Caesars Interactive Entertainment, Inc. and Mitchell Garber.	—	8-K	—	10.2	9/26/2016

†10.18	Employment Agreement, dated as of June 15, 2012, between Caesars Interactive Entertainment, Inc. and Craig Abrahams.	—	S-1/A	—	10.2	8/12/2013

†10.19	Employment Agreement, dated as of September 30, 2016, by and between Caesars Acquisition Company and Craig Abrahams.	—	8-K	—	10.1	9/30/2016

†10.20	Tax Reimbursement and Indemnity Agreement, dated as of September 23, 2016, by and between Caesars Interactive Entertainment, Inc. and Craig Abrahams.	—	8-K	—	10.3	9/26/2016

†10.21	Employment Agreement, dated as of April 4, 2014, by and between Caesars Interactive Entertainment, Inc. and Michael D. Cohen.	—	10-K	12/31/2014	10.13	3/16/2015

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
†10.22	Employment Agreement, dated as of September 30, 2016, by and between Caesars Acquisition Company and Michael Cohen.	—	8-K	—	10.2	9/30/2016

†10.23	Form of Amended and Restated Indemnification Agreement between Caesars Acquisition Company and Michael D. Cohen.	—	10-Q	9/30/2016	10.11	11/7/2016

10.24	Shared Services Agreement, dated as of May 1, 2009, among Caesars Entertainment Operating Company, Inc., Caesars Interactive Entertainment, Inc. and HIE Holdings, Inc.	—	S-1/A	—	10.6	8/12/2013

10.25	Cross Marketing and Trademark License Agreement, dated as of September 29, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., certain other licensors party thereto and Caesars Interactive Entertainment, Inc.	—	S-1/A	—	10.7	8/12/2013

†10.26	Management Agreement, dated as of February 19, 2010, between PHW Las Vegas LLC and PHW Manager, LLC.	—	S-1/A	—	10.9	8/12/2013

10.27	Second Amended Credit Agreement, dated November 29, 2011, between Caesars Interactive Entertainment, Inc. and Caesars Entertainment Corporation.	—	S-1/A	—	10.12	8/12/2013

10.28	Transaction Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC, Caesars Entertainment Corporation, HIE Holdings, Inc., Harrah's BC, Inc., PHW Las Vegas, LLC, PHW Manager, LLC, Caesars Baltimore Acquisition Company, LLC and Caesars Baltimore Management Company, LLC.	—	8-K	—	10.1	10/24/2013

10.29	Credit Agreement, dated as of July 2, 2013, by and among CBAC Borrower, LLC, the lenders party thereto from time to time and Wells Fargo Gaming Capital, LLC, as administrative agent and collateral agent.	—	S-1/A	—	10.15	8/12/2013

10.30	Credit Agreement, dated as of July 2, 2013, by and among CBAC Borrower, LLC, the lenders party hereto from time to time, Deutsche Bank AG New York Branch, as administrative agent for the lenders, and Deutsche Bank Trust Company Americas, as collateral agent for the lenders, and other parties party thereto.	—	S-1/A	—	10.24	8/12/2013

10.31	Adoption Agreement, dated as of March 30, 2012, among Rock Gaming Interactive LLC, Caesars Interactive Entertainment, Inc., HIE Holdings, Inc. and Caesars Entertainment Corporation.	—	S-1/A	—	10.16	8/12/2013

10.32	Trademark License Agreement, dated as of September 1, 2011, by and between Caesars Interactive Entertainment, Inc. and Caesars Entertainment Corporation.	—	S-1/A	—	10.18	8/12/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.33	Trademark Sublicense Agreement, dated as of September 1, 2011, by and between Caesars Tournament, LLC and Caesars Entertainment Corporation.	—	S-1/A	—	10.19	8/12/2013

†10.34	Management Agreement, dated as of October 23, 2012, made and entered into by and between CBAC Gaming, LLC, a Delaware limited liability company, or its successors and permitted assigns and Caesars Baltimore Management Company, LLC, a Delaware limited liability company.	—	10-K	12/31/2014	10.24	3/16/2015

10.35	Omnibus Amendment, dated September 30, 2013, by and among CR Baltimore Holdings, LLC, a Delaware limited liability company, CBAC Gaming, LLC, a Delaware limited liability company, CBAC Borrower, LLC, a Delaware limited liability company, and Caesars Baltimore Management Company, LLC, a Delaware limited liability company, CVPR Gaming Holdings, LLC, a Maryland limited liability company, STRON-MD Limited Partnership, a Delaware limited partnership and PRT Two LLC, a Maryland limited liability company.	—	10-K	12/31/2014	10.25	3/16/2015

†10.36	Management Services Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC and Caesars Entertainment Operating Company, Inc.	—	8-K	—	10.3	10/24/2013

†10.37	Management Agreement, dated May 5, 2014, by and between The Quad Manager, LLC, 3535 LV NewCo, LLC, and solely for purposes of Article VII and Sections 16.1.2, 17.5.5, 17.7.3, 17.7.4, 17.7.5, 18.3 and 19.2, Caesars License Company, LLC.	—	8-K	—	10.2	5/6/2014

†10.38	Management Agreement, dated May 5, 2014, by and between Cromwell Manager, LLC, Corner Investment Company, LLC, and solely for purposes of Article VII and Sections 16.1.2, 17.5.5, 17.7.3, 17.7.4, 17.7.5, 18.3 and 19.2, Caesars License Company, LLC.	—	8-K	—	10.1	5/6/2014

†10.39	Management Agreement, dated May 5, 2014, by and between Bally's Las Vegas Manager, LLC, Parball NewCo, LLC, and solely for purposes of Article VII and Sections 16.1.2, 17.5.5, 17.7.3, 17.7.4, 17.7.5, 18.3 and 19.2, Caesars License Company, LLC.	—	8-K	—	10.3	5/6/2014

†10.40	Management Agreement, dated as of May 20, 2014, by and between Harrah's New Orleans Management Company, Jazz Casino Company, L.L.C., and solely for purposes of Article VII and Sections 16.1.2, 17.5.5, 17.7.3, 17.7.4, 17.7.5, 18.3 and 19.2, Caesars License Company, LLC.	—	8-K	—	10.1	5/21/2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.41	Omnibus License and Enterprise Services Agreement, dated as of May 20, 2014, by and among Caesars Enterprise Services, LLC, Caesars Entertainment Operating Company, Inc., Caesars Entertainment Resort Properties LLC and Caesars Growth Properties Holdings, LLC.	—	8-K	—	2.1	5/21/2014

10.42	Registration Rights Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC and certain subsidiaries of Caesars Entertainment Corporation.	—	8-K	—	10.4	10/24/2013

10.43	Registration Rights Agreement, dated as of October 21, 2013, between Caesars Entertainment Corporation and Caesars Acquisition Company.	—	8-K	—	10.5	10/24/2013

10.44	Registration Rights and Cooperation Agreement by and between Caesars Acquisition Company and Caesars Entertainment Operating Company, Inc., dated as of August 6, 2014.	—	8-K	—	10.1	08/07/14

10.45	Note Purchase Agreement, dated May 5, 2014, by and among Caesars Entertainment Operating Company, Inc., Caesars Growth Partners, LLC and Caesars Growth Bonds, LLC.	—	8-K	—	10.5	5/6/2014

10.46	Credit Agreement, dated November 2, 2012, by and among Caesars Entertainment Corporation, Corner Investment Propco, LLC, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent.	—	8-K	—	10.6	5/6/2014

10.47	Irrevocable Proxy, dated October 21, 2013, among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC and Co-Invest Hamlet Holdings B, LLC.	—	10-K	12/31/2013	10.24	3/28/2014

10.48	Omnibus Voting Agreement, dated as of October 21, 2013, among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC, Caesars Entertainment Corporation and Caesars Acquisition Company.	—	8-K	—	10.6	10/24/2013

10.49	Tax Matters Agreement, dated as of October 21, 2013, by and among Caesars Entertainment Corporation, a Delaware corporation, and Caesars Interactive Entertainment, Inc., a Delaware corporation, and all of its direct and indirect subsidiaries.	—	10-Q	9/30/2013	10.9	11/20/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.50	First Lien Credit Agreement, dated as of May 8, 2014, among Caesars Growth Properties Parent, LLC ("Parent"), the Borrower, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc.,UBS Securities LLC, J.P Morgan Securities LLC, Morgan Stanley & Co. LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as Co-Lead Arrangers and Bookrunners.	—	8-K	—	10.2	5/9/2014

10.51	Second Lien Intercreditor Agreement, dated as of May 20, 2014, by and among Credit Suisse AG, Cayman Islands Branch, as credit agreement agent and U.S. Bank National Association, second priority agent.	—	8-K	—	10.2	5/21/2014

10.52
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

10.53
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
		—	8-K	—	10.4	5/21/2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.54	CIE Proceeds and Reservation of Rights Agreement, dated as of September 9, 2016 entered into by and among Caesars Interactive Entertainment, Inc., Caesars Acquisition Company, on behalf of itself and each of its direct and indirect subsidiaries, Caesars Entertainment Corporation, on behalf of itself and each of its direct and indirect subsidiaries, other than Caesars Entertainment Operating Company, Inc., and Caesars Entertainment Operating Company, Inc. on behalf of itself and each of the debtors in the Chapter 11 Cases.	—	8-K	—	10.1	9/12/2016

10.55	Amendment No. 1 to CIE Proceeds and Reservation of Rights Agreement, dated as of October 7, 2016, by and among Caesars Interactive Entertainment, LLC, Caesars Acquisition Company, on behalf of itself and each of its direct and indirect subsidiaries, Caesars Entertainment Corporation, on behalf of itself and each of its direct and indirect subsidiaries, other than Caesars Entertainment Operating Company, Inc., and Caesars Entertainment Operating Company, Inc. on behalf of itself and each of the debtors in the Chapter 11 Cases.	—	8-K	—	10.1	10/7/2016

10.56	First Amendment to the Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of October 21, 2013, dated as of September 23, 2016, entered into by and among (i) Caesars Acquisition Company, in its capacity as Caesars Growth Partners, LLC's managing member and as a member of Caesars Growth Partners, LLC, (ii) HIE Holdings, Inc., (iii) Harrah's BC, Inc. and (iv) Caesars Entertainment Corporation.	—	8-K	—	10.1	9/26/2016

10.57	Second Amendment to the Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of October 21, 2013, dated as of October 7, 2016, entered into by and among (i) Caesars Acquisition Company, in its capacity as Caesars Growth Partners, LLC's managing member and as a member of Caesars Growth Partners, LLC, (ii) HIE Holdings, Inc., (iii) Harrah's BC, Inc. and (iv) Caesars Entertainment Corporation.	—	8-K	—	10.2	10/7/2016

10.58
Third Amendment to the Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of February 13, 2017, entered into by and among Caesars Acquisition Company, in its capacity as Caesars Growth Partners, LLC's managing member and as a member of Caesars Growth Partners, LLC, HIE Holdings, Inc., Harrah's BC, Inc. and Caesars Entertainment Corporation.
		X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.59	Consent to CIE Sale Transaction, dated as of July 30, 2016, by and between Caesars Acquisition Company and Caesars Entertainment Corporation.	—	8-K	—	10.1	8/1/2016

10.60	Restructuring Support, Forbearance and Settlement Agreement, dated as of October 4, 2016, among Caesars Acquisition Company (solely for Sections 2(b)(vii), 5(g) and 30), Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation, each of the holders of Second Lien Bond Claims party thereto and the Second Lien Committee.	—	8-K	—	10.1	10/5/2016

14	Code of Business Conduct and Ethics, adopted October 18, 2013.	—	10-K	12/31/2013	14	3/28/2014

21	List of Subsidiaries.	X

23.1	Caesars Acquisition Company Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	X

23.2	Caesars Growth Partners, LLC Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

* 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

* 32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

99.1	Consolidated financial statements of Caesars Growth Partners, LLC as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014.	X

99.2	Gaming Regulation Overview.	X

101
The following financial statements from the Company's Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations and Comprehensive Income, (iii) Statements of Stockholders' Equity, (iv) Statements of Cash Flows, (v) Notes to Financial Statements.
X

*	Furnished herewith.
†	Denotes a management contract or compensatory plan or arrangement.

Schedule II
CAESARS GROWTH PARTNERS, LLC
COMBINED AND CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Description	Balance at Beginning of Year	Charged to Income	Charge-offs Less Recoveries	Balance at End of Year
Allowance for doubtful accounts
Year ended December 31, 2016	$9.2	$4.5	$(6.3)	$7.4
Year ended December 31, 2015	$8.4	$2.8	$(2.0)	$9.2
Year ended December 31, 2014	$8.4	$1.9	$(1.9)	$8.4

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ACQUISITION COMPANY

February 14, 2017	By:	/S/ MITCH GARBER
Mitch Garber, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MITCH GARBER	President and Chief Executive Officer	February 14, 2017
Mitch Garber	(Principal Executive Officer)

/s/ CRAIG ABRAHAMS	Chief Financial Officer	February 14, 2017
Craig Abrahams	(Principal Financial Officer)

/s/ TROY J. VANKE	Chief Accounting Officer	February 14, 2017
Troy J. Vanke	(Principal Accounting Officer)

/s/ MARC BEILINSON	Director	February 14, 2017
Marc Beilinson

/s/ PHILIP ERLANGER	Director	February 14, 2017
Philip Erlanger

/s/ DHIREN FONSECA	Director	February 14, 2017
Dhiren Fonseca

/s/ DON KORNSTEIN	Director	February 14, 2017
Don Kornstein

Director
Karl Peterson

/s/ MARC ROWAN	Director	February 14, 2017
Marc Rowan

/s/ DAVID SAMBUR	Director	February 14, 2017
David Sambur