Form 10-K/A
period 2016-12-31
Caesars Acquisition Co
filed 2017-03-31
CIK 1575879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
Amendment No. 1
FORM 10-K/A
____________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission File No. 001-36207
 ___________________________________________
CAESARS ACQUISITION COMPANY
(Exact name of registrant as specified in its charter)
 ___________________________________________

Delaware	46-2672999
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Caesars Palace Drive, Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:
(702) 407-6000
___________________________________________
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
As of March 15, 2017, the registrant had 138,844,134 shares of Class A common stock outstanding.

CAESARS ACQUISITION COMPANY
Caesars Acquisition Company and its subsidiaries have proprietary rights to a number of trademarks used in this Form 10-K/A that are important to its business, including, without limitation, The World Series of Poker. In addition, Caesars Entertainment Corporation, our joint venture partner in Caesars Growth Partners, LLC, and Caesars Entertainment Operating Company, Inc., and their respective subsidiaries, have proprietary rights to, among others, Caesars, Caesars Entertainment, Harrah's, Total Rewards, Horseshoe and Bally's. We have omitted the registered trademark (®) and trademark (™) symbols for such trademarks named in this Form 10-K/A.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A ("10-K Amendment") is being filed to amend Caesars Acquisition Company's (the "Company," "CAC," "we," "our" and "us") Annual Report on Form 10-K for the fiscal year ended December 31, 2016 ("Form 10-K"), filed with the U.S. Securities and Exchange Commission ("SEC") on February 15, 2017 ("Original Filing Date"). The sole purpose of this 10-K Amendment is to include the information not previously included in Part III of the Form 10-K.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by CAC's principal executive officer and principal financial officer are filed as exhibits to this 10-K Amendment.
Except for updates regarding the proposed merger between us and Caesars Entertainment Corporation ("CEC"), as further explained below and contained on page 27, no changes have been made in this 10-K Amendment to modify or update the other disclosures presented in the Form 10-K, and this 10-K Amendment does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events. This 10-K Amendment should be read in conjunction with the Form 10-K and CAC's other filings with the SEC.
CIE Sale of the Social and Mobile Games Business
On September 23, 2016, Caesars Interactive Entertainment, LLC (formerly known as Caesars Interactive Entertainment, Inc., "CIE"), an indirect subsidiary of CAC, completed the sale of its social and mobile games business ("SMG Business") to Alpha Frontier Limited (such sale, together with the transactions contemplated under the Purchase Agreement (as herein defined), the "SMG Sale"), pursuant to the Stock Purchase Agreement, dated as of July 30, 2016 (the "Purchase Agreement"), entered into by and among CIE, Alpha Frontier Limited and, solely for certain limited purposes described therein, Caesars Growth Partners, LLC ("CGP LLC") and CIE Growth, LLC ("CIE Growth"). In connection with the SMG Sale, CIE received $4.4 billion in cash, subject to customary purchase price adjustments for net working capital, cash, and transaction expenses (such proceeds from the SMG Sale, the "CIE Proceeds"), of which $264 million was placed in escrow to secure the potential indemnity claims of Alpha Frontier Limited under the Purchase Agreement (the "CIE Indemnity Escrow"). CIE retained its World Series of Poker ("WSOP") and regulated online real money gaming businesses.
CIE also granted an exclusive, royalty bearing license to Playtika, Ltd., a former CIE subsidiary constituting part of the sold SMG Business, with respect to the WSOP and other WSOP-related trademarks owned by CIE or its affiliates, and an exclusive royalty bearing sublicense with respect to certain trademarks for continued use in Playtika, Ltd.'s social and mobile games business. See "Certain Relationships and Related Party Transactions" for further details regarding the SMG Sale and other agreements entered into in connection therewith. In connection with the SMG Sale, our Chief Financial Officer, Craig Abrahams, became President, Global Development of Playtika Holding Corp., and our Senior Vice President, Corporate Development, General Counsel and Corporate Secretary, Michael Cohen, became Executive Vice President and General Counsel of Playtika Holding Corp.
Prior to the entry into the Purchase Agreement, CGP LLC indirectly owned approximately 85.3% of CIE and the remaining 14.7% was held by CIE's current and former employee stockholders, as well as a third-party minority stockholder, Rock Gaming Interactive LLC ("Rock Gaming"). Immediately prior to the closing of the SMG Sale, CIE repurchased all of the shares of CIE common stock held by Rock Gaming and the other CIE minority investors (collectively, the "Minority Investors"), including Mitch Garber, CAC's Chief Executive Officer and President and Michael Cohen, CAC's Senior Vice President, Corporate Development, General Counsel and Corporate Secretary, for the right to receive cash payments representing the fair market value of their shares of CIE common stock at the closing, consisting of (a) a pro-rata portion of the CIE Proceeds and (b) a pro-rata portion of the fair market value of the WSOP and real money gaming businesses remaining with CIE following the SMG Sale plus CIE cash on hand at closing of the SMG Sale. See "Certain Relationships and Related Party Transactions" for further details regarding the purchase of the CIE shares from the Minority Investors.
None of the outstanding CIE stock options, restricted stock units ("RSUs") or warrants were assumed by Alpha Frontier Limited in the SMG Sale. In connection with the SMG Sale, and pursuant to the permitted authority under the Purchase Agreement and CIE's Amended and Restated Management Equity Incentive Plan ("MEIP"), CIE also accelerated the vesting of all of the outstanding options (including options subject to time-based and performance-based vesting conditions), RSUs and warrants of CIE (collectively, "CIE equity awards"), and, effective immediately prior to the closing of the SMG Sale, cancelled all CIE equity awards in exchange for the right to receive cash payments equal to the amounts to be paid to the Minority Investors, as described above. See "Acceleration and Cash-out of CIE Equity Awards in the SMG Sale" for further details.
Proposed CAC/CEC Merger
On February 20, 2017, we and CEC entered into the First Amendment to the Amended and Restated Agreement and Plan of Merger (the "Amendment"), which amends the Amended and Restated Agreement and Plan of Merger, dated as of

July 9, 2016, between us and CEC (as amended by the Amendment, the "CAC/CEC Merger Agreement"), pursuant to which we will merge with and into CEC, with CEC as the surviving entity (the "CAC/CEC Merger").
The Amendment provides for, among other things, a fixed exchange ratio such that upon consummation of the CAC/CEC Merger, each share of CAC's Class A common stock and CAC's Class B common stock (collectively, the "CAC Common Stock"), issued and outstanding immediately prior to the effective time of the CAC/CEC Merger will be converted into, and become exchangeable for, 1.625 shares of CEC common stock (the "Exchange Ratio"). The Exchange Ratio was calculated using the treasury stock method based on the daily volume-weighted average price of the CAC Common Stock and CEC common stock for the 20 consecutive trading days ended February 14, 2017 after taking into account the amount of CEC common stock to be issued pursuant to that certain Third Amended Joint Plan of Reorganization of Caesars Entertainment Operating Company, Inc. ("CEOC"), a majority owned subsidiary of CEC, and its debtor subsidiaries that was confirmed by the entry of an order by the United States Bankruptcy Court for the Northern District of Illinois on January 17, 2017 (the "Plan"), but without giving effect to the conversion of the convertible notes to be issued by CEC or the buy-back of CEC common stock from certain creditors of CEOC, each as contemplated by the Plan.
CAC's and CEC's obligation to consummate the CAC/CEC Merger remains subject to (i) the receipt of (x) applicable regulatory approvals, including, if required, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (y) certain tax opinions regarding the tax treatment of certain transactions contemplated by the Plan, (ii) the substantially contemporaneous consummation of the Plan and (iii) other customary closing conditions.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
Set forth below are the names, ages and positions of the individuals who serve as the directors and executive officers of CAC as of March 15, 2017:

Name	Age	Position
Mitch Garber	52	President and Chief Executive Officer
Craig Abrahams	39	Chief Financial Officer
Michael Cohen	46	Senior Vice President, Corporate Development, General Counsel and Corporate Secretary
Marc Rowan	54	Director
Dhiren Fonseca	52	Director
Marc Beilinson	58	Director
Philip Erlanger	61	Director
David Sambur	36	Director
Karl Peterson	46	Director
Don Kornstein	65	Director
Mitch Garber is our Chief Executive Officer and President, a position he has held since our inception. Mr. Garber joined Caesars Entertainment Corporation as a consultant in late 2008 and helped create CIE, in May 2009, as its first employee. He was selected by the board of directors of CEC to lead CIE's efforts to enter the interactive space. Since 2009, Mr. Garber has served as CIE's Chief Executive Officer, leading all company initiatives. From April 2006 to May 2008, Mr. Garber served as the CEO of PartyGaming plc (now bwin.party), a London Stock Exchange listed and regulated online real money gaming company. Prior to 2006 he served as CEO of Optional Payments Inc., and its predecessor, Terra Payments Inc. For the last decade, Mr. Garber has served as CEO for private as well as public companies on NASDAQ, and the London and Toronto stock exchanges. He serves as Chairman of Cirque du Soleil since April 2015, and he became a member of the board of directors of Rackspace Hosting, Inc., a managed cloud provider, in February 2017. Mr. Garber holds an undergraduate degree from McGill University and a law degree from the University of Ottawa. Additionally, he spent close to a decade practicing law, including working with many leading U.S. land-based casinos and gaming equipment manufacturers.
Craig Abrahams is our Chief Financial Officer, a position he has held since our inception. Mr. Abrahams also serves as President, Global Development of Playtika Holding Corp., a position he has held since October 1, 2016, following the SMG Sale. Mr. Abrahams served as CIE's Chief Financial Officer since January 2011, as its President since February 2015 and as its Treasurer since its conversion to a limited liability company, in each case until September 30, 2016. He previously served as Senior Vice President of CIE from May 2012 until February 2015. He served as a Vice President of CIE from May 2009 through January 2011. Mr. Abrahams also served as Director of Broadcasting and New Media for CEC from May 2006 through May 2009. His previous experience includes strategic planning and investment banking roles at The Walt Disney Company and Bear, Stearns & Co. Inc., respectively. He serves on the board of directors of Redwood Holdco LLC, an affiliate of Redbox Automated Retail, LLC, a movie and video game rental company, since December 2016. Mr. Abrahams holds a bachelor's degree in finance from Indiana University with High Distinction and an M.B.A. from Harvard Business School with Distinction.
Michael Cohen is our Senior Vice President, Corporate Development, General Counsel and Corporate Secretary and has served in his current role since April 2014. Mr. Cohen also serves as Executive Vice President and General Counsel of Playtika Holding Corp., a position he held since October 1, 2016, following the SMG Sale. Mr. Cohen served as Senior Vice President, General Counsel and Secretary of CIE until September 30, 2016, a position he held since 2012. Mr. Cohen joined CEC in February 2006 as Vice President, Deputy General Counsel and Corporate Secretary, a position he held until November 2011. He served as Senior Vice President, Deputy General Counsel and Corporate Secretary of CEC from November 2011 until April 2014. Since April 2014, Mr. Cohen provides services to CEOC and CEC in a consultant capacity. Previously, Mr. Cohen provided services to CEOC as Senior Vice President, Deputy General Counsel and Corporate Secretary from February 2012 until April 2014. CEOC filed for reorganization under Chapter 11 of the United States Bankruptcy Code on January 15, 2015. Mr. Cohen is a member of the Board of Trustees and an officer of the International Association of Gaming Advisors. Mr. Cohen previously worked at Latham & Watkins LLP in Costa Mesa, California and holds a bachelor of business administration degree from the University of Wisconsin-Madison and a J.D. from Northwestern University School of Law.
Marc Rowan became a member of our board of directors (the "Board" or the "Board of Directors") in April 2013. Mr. Rowan is a co-founder and Senior Managing Director of Apollo Global Management, LLC, a leading alternative asset manager focused on contrarian and value-oriented investments across private equity, credit-oriented capital markets and real estate, a position he has held since 1990. He currently serves on the boards of directors of Apollo Global Management, LLC, Athene Holding Ltd., AP Gaming Voteco, LLC and Caesars Entertainment Corporation. He has previously served on the boards of directors of AMC Entertainment, Inc., Beats Music, LLC (until its acquisition by Apple Inc.), CableCom GmbH, Countrywide PLC, Culligan Water Technologies, Inc., Furniture Brands International, Inc., Mobile Satellite Ventures, L.P., National Cinemedia, Inc., National Financial Partners, Inc., New World Communications, Inc., New York REIT, Inc., NCL Corporation Ltd., Quality Distribution, Inc., Samsonite Corporation, SkyTerra Communications, Inc., Unity Media SCA, Vail Resorts, Inc., Wyndham International, Inc. and Caesars Entertainment Operating Company, Inc. (until March 18, 2016). He is a founding member and Chairman of Youth Renewal Fund and a member of the Board of Overseers of The Wharton School. He serves on the boards of directors of Jerusalem Online and the New York City Police Foundation. Mr. Rowan graduated summa cum laude from the University of Pennsylvania's Wharton School of Business with a bachelor's degree and an M.B.A. in finance. Due to the foregoing experience and qualifications, including his experience in private equity and extensive experience serving on boards of directors, Mr. Rowan was elected as a member of our Board. Mr. Rowan is a member of the Company's Executive Committee and the Human Resources Committee.
Dhiren Fonseca became a member of our Board in December 2013 and is an independent director. Mr. Fonseca is a Partner at the private equity partnership Certares LP and previously served as Chief Commercial Officer for Expedia, Inc., an online travel company, from 2012 until April 2014. Prior to his role as Chief Commercial Officer, he served as Expedia's Co-President, Partner Services Group, as Senior Vice President, Corporate Development and Strategy, and as Vice President, Corporate Development Strategy. Prior to Expedia, Mr. Fonseca was a longtime employee of Microsoft Corporation, a provider of software, services and solutions, and a member of the management team responsible for creating Expedia.com in 1996, while still part of the Microsoft Corporation. Mr. Fonseca serves on the board of directors of Alaska Air Group (NYSE: ALK), since April 2012, and Rentpath, Inc., a digital marketing company, since April 2014, and he became a member of the board of directors of Rackspace Hosting, Inc. in February 2017. Due to the foregoing experience and qualifications, including his experience as a president and chief commercial officer and experience serving on several other boards of directors, Mr. Fonseca possesses relevant and uniquely qualified experience and thus was elected as a member of our Board.
Marc Beilinson became a member of our Board in October 2013 and is an independent director. Since August 2011, Mr. Beilinson has been the Managing Partner of Beilinson Advisory Group, a financial restructuring and hospitality advisory group that specializes in assisting distressed companies. Mr. Beilinson regularly serves as chief restructuring officer to companies that file for bankruptcy, including under Chapter 11 of the United States Bankruptcy Code. He has served as Chief Restructuring Officer and Chief Executive Officer of Eagle Hospitality Properties Trust, Inc. since May 2011, and he previously served as the Chief Restructuring Officer and Chief Executive Officer of Innkeepers USA Trust through March 2012. Mr. Beilinson served as Chief Restructuring Officer and Chief Operating Officer for Abbey Companies, Chief Restructuring Officer for Fisker Automotive, and he is currently the Chief Restructuring Officer for Newbury Commons and affiliates. In 2007, Mr. Beilinson retired from Pachulski, Stang, Ziehl & Jones, a nationally recognized boutique law firm specializing in corporate reorganization, where he had practiced since 1992. Mr. Beilinson currently serves on the board of directors and audit committees of Athene Holding Ltd. (since August 2013), Haggen, Inc. (since December 2015), a grocery retailer, and MFG Assurance Company Limited (since January 2012). Mr. Beilinson has previously served on the board of directors and audit committees of a number of public and privately held companies including Wyndham International, Inc., Apollo Commercial Real Estate Finance, Inc., Innkeepers USA Trust, JER/Jameson Properties LLC, and UCI Holdings (from September until December 2016), a supplier of automotive products. Mr. Beilinson graduated from the University of California, Los Angeles, magna cum laude, where he served as student body president, and from the University of California Davis Law School. Due to the foregoing experience and qualifications, including his expertise in restructuring, experience as executive in our industry and experience serving on several boards of directors, Mr. Beilinson was elected as a member of our Board. Mr. Beilinson is a member of the Company's Audit Committee, Nominating and Corporate Governance Committee, and Litigation Committee. Mr. Beilinson is the Chairman of the Transaction Committee and Special Committee.
Philip Erlanger became a member of our Board in December 2013 and is an independent director. Mr. Erlanger, formerly with Barclays Capital, an investment banking firm, and its predecessor, Lehman Brothers, an investment banking firm, led the firm's West Coast Financial Services banking practice and, subsequently, its Financial Sponsor coverage effort. He was Chairman of Lehman's Los Angeles office, a member of its Business Development Committee and a charter member of its Senior Client Council. He is currently the Managing Partner of PREv2 Holdings, which he founded in 2010, and also the co-founder and managing partner of Pontifax Global Food and Agriculture Technology Fund, a private equity fund which specializes in food and agriculture technology. Mr. Erlanger also serves on the board of directors of Blue River Technology Inc. (since December 2015), a builder of agricultural machines, Conservis Corporation (since August 2015), a provider of agricultural software, and AgBiome, LLC (since July 2015), a biotechnology company, and the Board of Governors of Cedars-Sinai Medical Center. He previously served as a board member of Ares Dynamic Credit Allocation Fund, Ares Multi-Strategy Credit Fund and the Los Angeles Philharmonic. Mr. Erlanger holds a bachelor degree in Economics from the University of Akron, a Doctorate in Economics from the University of Pennsylvania and an M.B.A. from the Wharton School. Due to the foregoing experience and qualifications, including his financial expertise and experience serving on several boards of directors,

Mr. Erlanger was elected as a member of our Board. Mr. Erlanger is a member of the Company's Audit Committee, Nominating and Corporate Governance Committee, and Special Committee.
David Sambur became a member of our Board in April 2013. Mr. Sambur is a Senior Partner of Apollo, having joined in 2004. Mr. Sambur has experience in financing, analyzing, investing in and/or advising public and private companies and their board of directors. Prior to joining Apollo, Mr. Sambur was a member of the Leveraged Finance Group of Salomon Smith Barney Inc. Mr. Sambur serves on the board of directors of AGS Capital LLC, Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., Coinstar, LLC, Diamond Resorts International Inc., Rackspace Inc., EcoATM, LLC and Redbox Automated Retail, LLC. Mr. Sambur previously served on the board of directors of Hexion Holdings, LLC, Momentive Performance Materials, Inc. and Verso Paper Corporation. Mr. Sambur is also a member of the Mount Sinai Department of Medicine Advisory Board. Mr. Sambur graduated summa cum laude and Phi Beta Kappa from Emory University with a bachelor's degree in Economics. Due to Mr. Sambur's foregoing experience and qualifications, including his financial expertise, management experience in private equity and experience advising and serving on various public and private boards of directors, Mr. Sambur was elected as a member of our Board. He is a member of the Company's Nominating and Corporate Governance Committee.
Karl Peterson became a member of our Board in April 2013. Mr. Peterson is a Senior Partner of TPG, a global private equity firm, and Managing Partner of TPG Permanent Capital Solutions. Mr. Peterson is a member of TPG's Executive Committee, and he is founding president and CEO of PACE Holdings (NASDAQ: PACE). Mr. Peterson previously served as the Managing Partner for TPG's European operations. Since joining TPG in 2004, Mr. Peterson has led investments for the firm in technology, media, financial services and travel sectors. Prior to 2004, he was a co-founder and the president and CEO of Hotwire.com, the internet travel portal. He led the business from its launch in 2000 through its sale to InterActiveCorp in 2003. Before Hotwire, Mr. Peterson was a principal at TPG in San Francisco, and from 1992 to 1995 he was a financial analyst at Goldman, Sachs & Co., an investment banking firm. Mr. Peterson is currently a director of Sabre Corporation (NASDAQ: SABR) and Pace Holdings Corp. (NASDAQ: PACEU). Mr. Peterson previously served as a director of Norwegian Cruise Line Holdings Ltd. (NASDAQ: NCLH) and Caesars Entertainment Corporation. Mr. Peterson graduated with high honors from the University of Notre Dame, where he earned a B.B.A. in finance and business administration. Due to the foregoing experience and qualifications, including his experience as a president and chief executive officer, management experience in private equity and experience serving on several boards of directors, Mr. Peterson was elected as a member of our Board. Mr. Peterson is a member of the Company's Executive Committee and Human Resources Committee.
Don Kornstein became a member of our Board in January 2014 and is an independent director. Mr. Kornstein founded and has served as the managing member of the strategic, management and financial consulting firm Alpine Advisors LLC, a private company focused on strategic, management and financial consulting. He previously served as a non-executive director on the board of Gala Coral Group, Ltd., a diversified gaming company based in the United Kingdom, from June 2010 until its merger with Ladbrokes PLC in November 2016. He has served on the board of directors of Affinity Gaming, Inc. (Chairman), a casino gaming company, from March 2010 until January 2014, Bally Total Fitness Corporation (Chairman & Chief Restructuring Officer), which filed for reorganization under Chapter 11 of the United States Bankruptcy Code on July 31, 2007, Circuit City Stores, Inc., which filed for reorganization under Chapter 11 of the United States Bankruptcy Code on November 10, 2008, Cash Systems, Inc., Shuffle Master, Inc. and Varsity Brands, Inc. Mr. Kornstein served as Chief Executive Officer, President and Director of Jackpot Enterprises, Inc., and was an investment banker and Senior Managing Director of Bear, Stearns & Co. Inc. Mr. Kornstein earned his B.A., Magna Cum Laude, from the University of Pennsylvania and his M.B.A. from Columbia University Graduate School of Business. Due to the foregoing experiences and qualifications, including his experience in our industry, experience as a president and chief executive officer, financial expertise and experience serving on several boards of directors, Mr. Kornstein was elected as a member of our Board. Mr. Kornstein is the Chairman of the Company's Audit Committee and a member of the Human Resources Committee, Special Committee and Transaction Committee.
CORPORATE GOVERNANCE
Director Independence. CAC was formed in 2013 to make an equity investment in CGP LLC through a joint venture with CEC, a publicly held diversified casino entertainment provider. CAC is the managing member of CGP LLC and sole holder of CGP LLC's voting units. Certain subsidiaries of CEC hold all of CGP LLC's non-voting units. In connection with CAC's formation transactions, affiliates of Apollo Global Management, LLC ("Apollo") and affiliates of TPG Global, LLC ("TPG" and, together with Apollo, the "Sponsors") acquired shares of CAC, and the funds provided from such investment facilitated CAC's acquisition of CGP LLC. CGP LLC's assets include a majority stake in CIE, Planet Hollywood Resort & Casino in Las Vegas ("Planet Hollywood"), The Cromwell, The LINQ Hotel & Casino, Bally's Las Vegas, Harrah's New Orleans and a joint venture interest in Horseshoe Baltimore. CAC's Class A common stock began trading on the NASDAQ Global Select Market under the symbol "CACQ" on November 19, 2013. The Sponsors provided Hamlet Holdings LLC ("Hamlet Holdings"), the members of which are comprised of five individuals affiliated with the Sponsors, with an irrevocable proxy over their shares and, as a result, Hamlet Holdings has sole voting and dispositive control over, and beneficially owns

64.87% of our Class A common stock as of March 15, 2017. Thus, the Sponsors, through Hamlet Holdings, have the power to elect all of our directors. As a result, we are a "controlled company" under NASDAQ corporate governance standards, and we have elected not to comply with certain NASDAQ corporate governance requirements. In particular, while a majority of our Board and each member of our Audit Committee is independent under NASDAQ listing standards, our remaining standing Board committees (Human Resources, Nominating and Corporate Governance and Executive) do not consist entirely of independent directors. See "Certain Relationships and Related Person Transactions."
Our Board of Directors affirmatively determines the independence of each director and director nominee in accordance with guidelines it has adopted, which include all elements of independence set forth in the applicable rules of listing standards of NASDAQ. These guidelines are contained in our Corporate Governance Guidelines which are posted on the Corporate Governance page of our web site located at http://investor.caesarsacquisitioncompany.com.
As of the date of this 10-K Amendment, our Board of Directors consisted of seven members: Marc Rowan, David Sambur, Karl Peterson, Philip Erlanger, Dhiren Fonseca, Marc Beilinson and Don Kornstein. Based upon the listing standards of the NASDAQ, we do not believe that Messrs. Rowan, Sambur, or Peterson would be considered independent because of their relationships with certain affiliates of the Sponsors and other relationships with us. Our Board of Directors has affirmatively determined that Messrs. Fonseca, Beilinson, Erlanger and Kornstein are independent from our management under the NASDAQ listing standards. The Board has also affirmatively determined that Messrs. Beilinson, Erlanger and Kornstein, members of our Audit Committee, each meet the independence requirements of Rule 10A-3 of the Exchange Act and the NASDAQ requirements applicable to directors serving on audit committees.
Executive Sessions. Our Corporate Governance Guidelines provide that the independent directors shall meet at least twice annually in executive session.
Board Committees. Our Board has five standing committees: the Audit Committee, the Human Resources Committee, the Nominating and Corporate Governance Committee, the Executive Committee and the Litigation Committee. The Board has determined that all of the members of the Audit Committee, Special Committee, and Litigation Committee and two of the members of the Nominating and Corporate Governance Committee are independent as defined in the NASDAQ listing standards and in our Corporate Governance Guidelines. The Board has adopted a written charter for each of the Audit Committee, the Human Resources Committee, the Nominating and Corporate Governance Committee and the Executive Committee. The charters for each of these committees are available on the Corporate Governance page of our web site located at http://investor.caesarsacquisitioncompany.com. From time to time, the Board may establish ad hoc committees and, in 2014, established a Special Committee, in 2015, established a Litigation Committee, and, in 2016, established a Transaction Committee, each as described below.
The chart below reflects the current composition of our standing and ad-hoc committees:

Name of Director	Audit	Human Resources	Nominating and Corporate Governance	Executive	Litigation	Special	Transaction
Marc Rowan		X		X
David Sambur			X
Karl Peterson		X		X
Marc Beilinson	X		X		X	Chair	Chair
Philip Erlanger	X		X			X
Dhiren Fonseca
Don Kornstein	Chair	X				X	X
Audit Committee
Our audit committee consists of Marc Beilinson, Philip Erlanger and Don Kornstein. Mr. Kornstein has served as Chairman of the Audit Committee since July 30, 2014. Our audit committee met on eight occasions during 2016. Our Board has determined that, for 2016, Messrs. Beilinson, Erlanger and Kornstein qualify as "audit committee financial experts" as such term is defined in Item 407(d)(5) of Regulation S-K and that Messrs. Beilinson, Erlanger and Kornstein are independent as independence is defined in Rule 10A-3 of the Exchange Act and under the NASDAQ listing standards. The purpose of the audit committee is to oversee our accounting and financial reporting processes and the audits of our financial statements, provide an avenue of communication among our independent auditors, management, our internal auditors and our Board, and prepare the audit-related report required by the SEC to be included in our annual proxy statement or annual report on Form 10-K. The principal duties and responsibilities of our audit committee are to oversee and monitor the following:

•	preparation of annual audit committee report to be included in our annual proxy statement;

•	our financial reporting process and internal control system;

•	the integrity of our financial statements;

•	the independence, qualifications and performance of our independent auditor;

•	the performance of our internal audit function; and

•	our compliance with legal, ethical and regulatory matters.
The audit committee has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.
Human Resources Committee
The Human Resources Committee (the "HRC") serves as our compensation committee with the specific purpose of designing, approving, and evaluating the administration of our and CIE's compensation plans, policies, and programs. The HRC's role is to ensure that compensation programs are designed to encourage high performance, promote accountability and align employee interests with the interests of our stockholders. The HRC is also charged with reviewing and approving the compensation of the Chief Executive Officer and our other senior executives, including all of the named executive officers, as well as providing oversight concerning selection of officers and management succession planning. The HRC operates under our Human Resources Committee Charter. The HRC Charter was adopted as of October 18, 2013. It is reviewed no less than once per year with any recommended changes presented to our Board for approval.
In addition to the foregoing responsibilities, the HRC also provides approval for the payout of bonuses and the grant and terms of equity awards to our executive officers under CIE's applicable cash bonus and equity incentive plans. Such awards are made in the HRC's capacity as a committee of the Board of CAC, the ultimate parent company of CIE.
The HRC currently consists of Marc Rowan, Karl Peterson and Don Kornstein. The qualifications of the HRC members stem from roles as corporate leaders, private investors, and board members of several large corporations. Their knowledge, intelligence, and experience in company operations, financial analytics, business operations, and understanding of human capital management enables the members to carry out the objectives of the HRC. We have chosen the "controlled company" exception under the NASDAQ rules which exempts us from the requirement that we have a compensation committee composed entirely of independent directors.
In fulfilling its responsibilities, the HRC is entitled to delegate any or all of its responsibilities to a subcommittee of the HRC or another committee of the Board and certain administrative responsibilities to management of the Company, except that it may not delegate its responsibilities if prohibited by law, regulation or NASDAQ listing standards.
The HRC met on two occasions in 2016.
Role of Human Resources Committee. The HRC has sole authority in setting the material compensation of our senior executives, including base pay, incentive pay and equity awards. The HRC receives information and input from our senior executives and CEC's Executive Vice President of Human Resources, and CEC's Vice President of Compensation, each pursuant to the service agreements between CEC or its subsidiaries and CAC or its subsidiaries, as in effect from time to time, to help establish these material compensation determinations, but the HRC is the final arbiter on these decisions. See "Certain Relationships and Related Party Transactions" for a detailed description of the CES Agreements and the CGP Management Services Agreement.
Role of CEC executives and Company executives in establishing compensation. When determining the pay levels for our named executive officers, the HRC solicits advice and counsel from internal resources and may solicit advice from external resources. The HRC also utilizes the services of the Chief Executive Officer, Chief Financial Officer and Executive Vice President, Human Resources, of CEC, and Vice President of Compensation of CEC as resources. The Executive Vice President, Human Resources, of CEC is responsible for helping to develop and implement our business plans and strategies for all company-wide human resource functions, as well as day-to-day human resources operations. Our Chief Financial Officer and the Vice President of Compensation of CEC are responsible for the design, execution, and daily administration of our compensation, benefits, and human resources shared-services operations. The Executive Vice President, Human Resources, of CEC and Vice President of Compensation of CEC attend the HRC meetings, as needed, at the request of the HRC, and act as a source of informational resources and serve in an advisory capacity. Our Corporate Secretary is also in attendance at each of the HRC meetings (other than during deliberations regarding his compensation) and, with assistance of the Law Department of CEC, oversees the legal aspects of our executive compensation and benefit plans, updates the HRC regarding changes in laws and regulations affecting our compensation policies, and records the minutes of each HRC meeting.
Role of Outside Consultants. The HRC has the authority to engage services of independent legal counsel, consultants and subject matter experts in order to analyze, review, recommend and approve actions with regard to Board compensation, executive officer compensation, or general compensation and plan provisions. We provide for appropriate funding for any consultant and other advisor services commissioned by the HRC. Consultants are used by the HRC from time to time for purposes of executive compensation review, market analysis, and recommendations. With respect to 2016 compensation, the HRC did not engage any compensation consultants. Our Chief Financial Officer and the Executive Vice President, Human Resources, of CEC, and Vice President of Compensation of CEC, may engage outside consultants to provide advice related to our compensation policies. During 2016, neither our Chief Financial Officer nor these members of management of CEC engaged any outside consultants regarding compensation of CAC executive officers.
Nominating and Corporate Governance Committee
Our Board has established a nominating and corporate governance committee whose members are David Sambur, Marc Beilinson and Philip Erlanger. Our Nominating and Corporate Governance Committee met on two occasions in 2016. The principal duties and responsibilities of the Nominating and Corporate Governance Committee are as follows:

•	to establish criteria for board and committee membership and recommend to our Board proposed nominees for election to the Board and for membership on committees of our Board;

•	to make recommendations regarding proposals submitted by our stockholders; and

•	to make recommendations to our Board regarding board governance matters and practices.
We have chosen the "controlled company" exception under the NASDAQ rules which exempts us from the requirement that we have a Nominating and Corporate Governance Committee composed entirely of independent directors.
Criteria for Director Nomination. Our Nominating and Corporate Governance Committee identifies and recommends to the Board persons to be nominated to serve as directors of the Company. Directors are selected based on, among other things, understanding of elements relevant to the success of a large publicly traded company, understanding of the Company's business and educational and professional background. The Nominating and Corporate Governance Committee also considers the requirements of any stockholders or voting agreements in existence (as such may be amended from time to time), including but not limited to the Omnibus Voting Agreement (as defined below), which governs the composition requirements of the Company's Board of Directors and committees. In recruiting and evaluating new director candidates, the Nominating and Corporate Governance Committee also considers such factors as industry background, financial and business experience, public company experience, other relevant education and experience, general reputation, independence and diversity. The Company endeavors to have a Board composition encompassing a broad range of skills, expertise, industry knowledge and diversity of background and experience. The Nominating and Corporate Governance Committee considers, consistent with applicable law, the Company's certificate of incorporation and by-laws and the criteria set forth in our Corporate Governance Guidelines, when considering any candidates proposed by any senior executive officer, director or stockholder.
In addition, individual directors and any person nominated to serve as a director should demonstrate high ethical standards and integrity in their personal and professional dealings and be willing to act on and remain accountable for their boardroom decisions, and be in a position to devote an adequate amount of time to the effective performance of director duties.
In determining whether to nominate or re-nominate a person to serve as a director, the Nominating and Corporate Governance Committee evaluates the candidate based on the criteria described above, and the requirements under the Omnibus Voting Agreement.
Additionally, the Nominating and Corporate Governance Committee does not have a formal policy with regard to the consideration of any director candidates recommended by stockholders. Because of the size of the Board and the Company's status as a "controlled company" within the meaning of the NASDAQ rules, the Nominating and Corporate Governance Committee addresses the need to retain members and fill vacancies after discussion among current members. Accordingly, the Nominating and Corporate Governance Committee has determined that it is appropriate not to have such a policy at this time.
The Nominating and Corporate Governance Committee will, however, consider director candidates recommended by stockholders even though it has no requirement to do so. The Nominating and Corporate Governance Committee will consider such candidates on the same basis as it considers all other candidates. A stockholder wishing to submit a director nomination should send a letter to the Board of Directors, c/o Board of Directors, Caesars Acquisition Company, One Caesars Palace Drive, Las Vegas, NV 89109, Attention: Corporate Secretary. The mailing envelope must contain a clear notation indicating that the enclosed letter is a "Director Nominee Recommendation." A stockholder that wishes to nominate a director candidate should submit complete information as to the identity and qualifications of the director candidate to the Nominating and Corporate Governance Committee, including all information that would be required to be disclosed about that person in a proxy statement relating to the election of directors. In making recommendations, stockholders should be mindful of the discussion of qualifications set forth above. Satisfaction of such qualification standards does not imply that the Nominating and Corporate Governance Committee necessarily will nominate the person so recommended by a stockholder.
Each of Messrs. Rowan, Sambur and Peterson was elected to the Board pursuant to the Omnibus Voting Agreement among Hamlet Holdings, affiliates of the Sponsors, CAC and CEC. Under the Omnibus Voting Agreement, until we cease to be a "controlled company" within the meaning of the NASDAQ rules, each of the Sponsors has the right to nominate two directors to our Board. In addition, under the Omnibus Voting Agreement, until we cease to be a "controlled company," each of the Sponsors has the right to designate two members of each committee of our Board except to the extent that such a designee is not permitted to serve on a committee under applicable law, rule, regulation or listing standards. Pursuant to the Omnibus Voting Agreement, Messrs. Rowan and Sambur were appointed to the Board as a consequence of their respective relationships with Apollo and Mr. Peterson was appointed to the Board as a consequence of his respective relationship with TPG.
Executive Committee
Our executive committee consists of Karl Peterson and Marc Rowan. The executive committee has all the powers of our Board in the management of our business and affairs other than those enumerated in its charter, including without limitation, the establishment of additional committees or subcommittees of our Board and the delegation of authority to such committees and subcommittees, and may act on behalf of our Board to the fullest extent permitted under Delaware law and our organizational documents. The executive committee serves at the pleasure of our Board and may act by a majority of its members, provided that at least one member affiliated with TPG and Apollo must approve any action of the executive committee. This committee and any requirements or voting mechanics or participants may continue or be changed if Apollo and TPG no longer own a controlling interest in us. In 2016, our executive committee did not formally meet, but acted exclusively by written consents.
Litigation Committee
In 2015, the Executive Committee established the Litigation Committee to oversee various claims, actions, suits, litigation or proceedings involving the Company and our subsidiaries, including (i) various current litigation; (ii) potential claims, actions, suits, litigation or proceedings brought by, or threatened by, certain creditors of CEC and/or its subsidiaries relating to or in connection with various transactions between the Company or any other of our subsidiaries, on the one hand, and CEC or its subsidiaries, on the other hand; (iii) claims or interests in bankruptcy proceedings commenced by one or more of CEC's affiliates or (iv) claims, actions, suits, litigation or proceedings against CEC and/or its affiliates and/or certain creditors of CEC and/or its subsidiaries. The sole member of the Litigation Committee is Marc Beilinson. In 2016, the Litigation Committee actively monitored the status of various current litigation against the Company and/or its subsidiaries, the bankruptcy proceedings involving CEOC, a CEC subsidiary, litigation between creditors of CEOC and CEC, and other related litigation. The Litigation Committee met on numerous occasions with counsel to the Company concerning these matters. Together with counsel to the Company, the Litigation Committee has met with certain parties in interest in these matters, including the examiner appointed to conduct an investigation in the CEOC bankruptcy.
Special Committee
In 2014, our Board established an ad hoc special committee, referred to as the Special Committee, to consider whether to proceed and engage in discussions or negotiations, and make recommendation to the Board with respect to various transactions, including the purchase of four properties from subsidiaries of CEC and the proposed CAC/CEC Merger. In 2016, the Special Committee considered, investigated and made preparatory work in connection with various transactions including the proposed CAC/CEC Merger. As determined by the Board or the Executive Committee of the Board, the Special Committee acts on behalf of the Board in connection with potential investments or other business opportunities declined by CEC and presented by CEC to the Company pursuant to the CGP Operating Agreement (as described below), and any agreements between the Company and its affiliates and subsidiaries on the one hand and CEC, CEOC, Caesars Enterprise Services, LLC ("CES") or any other CEC affiliates. The Special Committee, at the request of the Chair of the Special Committee or any member of the Executive Committee, considers, investigates and makes preparatory work in connection with or related to such opportunities or agreements. During 2016, the Special Committee consisted of Philip Erlanger, Don Kornstein and Marc Beilinson, with Marc Beilinson serving as chair, and met 34 times. For a detailed description of our obligations to submit new investment and acquisition opportunities to CEC pursuant to the CGP Operating Agreement, see "Certain Relationships and Related Person Transactions."
Transaction Committee
In 2016, our Board established an ad hoc transaction committee, referred to as the Transaction Committee, to act on behalf of the Board to consider whether to proceed and engage in discussions or negotiations, and make recommendation to the Board with respect to the sale of all or a portion of the business, assets or divisions of CIE. In 2016, the Transaction Committee considered, investigated and made preparatory work in connection with the SMG Sale. During 2016, the Transaction Committee consisted of Don Kornstein and Marc Beilinson with Marc Beilinson serving as chair, and met 14 times.
Other Corporate Governance Matters
Director Qualifications. The Board of Directors seeks to ensure the Board is composed of members whose particular experience, qualifications, attributes and skills, when taken together, will allow the Board to satisfy its oversight responsibilities effectively. In identifying candidates for membership on the Board, the Board takes into account (1) minimum individual qualifications, such as high ethical standards, integrity, mature and careful judgment, industry knowledge or experience and an ability to work collegially with the other members of the Board and (2) all other factors it considers appropriate, including alignment with our stockholders, especially investment funds affiliated with the Sponsors. While we do not have any specific diversity policies for considering Board candidates, we believe each director contributes to the Board's overall diversity, meaning a variety of opinions, perspectives, personal and professional experiences and backgrounds.
When considering whether the Board's directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of the Company's business and structure, the Board focused on the directors' depth of experience in our industry, executive leadership background and management experience in private equity and restructuring.
Each of the Company's directors possesses high ethical standards, acts with integrity, and exercises careful, mature judgment. Each is committed to employing their skills and abilities to aid the long-term interests of the stakeholders of the Company. In addition, our directors are knowledgeable and experienced in one or more business, governmental, or civic endeavors, which further qualifies them for service as members of the Board. Alignment with our stockholders is important in building value at the Company over time.
Board Leadership Structure. Our Board is currently comprised of seven members. Four of the directors on our Board are independent and the three remaining directors are affiliated with our Sponsors. Our Chief Executive Officer does not serve as chairman or a director on our Board. Our Sponsors, through Hamlet Holdings, have sole voting and dispositive control over approximately 64.87% of our Class A common stock as of March 15, 2017 and have the power to elect all of our directors. As a result of this controlled structure, our Board has not appointed a chairman of the Board at this time. The secretary attends the meetings of the Board and sets the agenda for those meetings as advised by the Board.
Board's Role in Risk Oversight. The Board exercises its role in the oversight of risk as a whole and through the Audit Committee. The Audit Committee receives regular reports from the Company's risk management and compliance departments.
Board Meetings and Committees; Policy Regarding Director Attendance at Annual Meeting of Stockholders. During 2016, our Board held eight meetings. All directors attended at least 75% of the Board meetings and meetings of the committees of the Board on which the director served. It is our policy that directors are encouraged to attend the Company's annual stockholder meeting. Messrs. Fonseca, Beilinson and Kornstein were present at our 2016 Annual Stockholder Meeting.
Policy Regarding Communication with Board of Directors. Stockholders and other interested parties may contact the Board as a group or to any individual director by sending a letter (signed or anonymous) to: c/o Board of Directors, Caesars Acquisition Company, One Caesars Palace Drive, Las Vegas, NV 89109, Attention: Corporate Secretary.
We will forward all such communications to the applicable Board member(s), except for material that is unduly hostile, threatening, illegal or similarly unsuitable. In addition, the Board has requested that certain items which are unrelated to the duties and responsibilities of the Board should be excluded, such as product complaints, suggestions, resumes and other forms of job inquires, surveys and business solicitations or advertisements. The Law Department will review the communication and concerns will be addressed through our regular procedures for addressing such matters. Depending on the nature of the concern, management also may refer it to our internal audit, legal, finance or other appropriate department. If the volume of communication becomes such that the Board adopts a process for determining which communications will be relayed to Board members, that process will appear on the Corporate Governance page of our web site located at http://investor.caesarsacquisitioncompany.com.
Stockholder Nominees. Our by-laws provide that stockholders seeking to nominate candidates for election as directors or to bring business before an annual meeting of stockholders must provide timely notice of their proposal in writing to the Corporate Secretary. Generally, to be timely, a stockholder's notice must be delivered to or mailed and received at our principal executive offices, addressed to the Corporate Secretary, no earlier than 120 days and no later than 90 days prior to the first anniversary of the date of the preceding year's annual meeting; provided, however, that if the annual meeting is advanced by more than 30 days, or delayed by more than 70 days, from the first anniversary of the preceding year's annual meeting, to be timely the stockholder notice must be received no earlier than 120 days before such annual meeting and no later than the later of 90 days before such annual meeting or the tenth day after the day on which public disclosure of the date of such meeting is first made. In no event shall the public announcement of an adjournment or postponement of an annual meeting of stockholders commence a new time period (or extend any time period) for the giving of the stockholder notice. You should consult our by-laws for more detailed information regarding the process by which stockholders may nominate directors. Our by-laws are posted on the Corporate Governance page of our web site located at http://investor.caesarsacquisitioncompany.com.
Corporate Governance Guidelines. The Company has adopted Corporate Governance Guidelines that we believe reflect the Board's commitment to a system of governance that enhances corporate responsibility and accountability. The Corporate Governance Guidelines contain provisions addressing the following matters, among others:

•	board composition (i.e., size);

•	director qualifications;

•	classification of directors into three classes;

•	director independence;

•	director retirement policy and changes in a non-employee director's primary employment;

•	director term limits (and the lack thereof);

•	director responsibilities, including director access to officers and employees;

•	board meetings and attendance and participation at those meetings;

•	executive sessions;

•	board committees;

•	director orientation and continuing education;

•	chief executive officer evaluation and compensation;

•	director compensation;

•	management succession planning;

•	performance evaluation of the Board and its committees; and

•	public interactions.
The Corporate Governance Guidelines are available on the Corporate Governance page of our web site located at http://investor.caesarsacquisitioncompany.com. We intend to disclose any future amendments to the Corporate Governance Guidelines on our website.
Code of Ethics. We have a Code of Business Conduct and Ethics, which is applicable to all of our directors, officers and employees (the "Code of Ethics"). The Code of Ethics is available on the Corporate Governance page of our web site located at http://investor.caesarsacquisitioncompany.com. To the extent required pursuant to applicable SEC regulations, we intend to post amendments to or waivers from our Code of Ethics (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer) at this location on our website or report the same on a Current Report on Form 8-K. Our Code of Ethics is available free of charge upon request to our Corporate Secretary, Caesars Acquisition Company, One Caesars Palace Drive, Las Vegas, Nevada 89109.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires our directors, executive officers and greater than ten-percent stockholders to file initial reports of ownership and reports of changes in ownership of any of our securities with the SEC and us. Based on our records and other information, we believe that during the 2016 fiscal year, all of our directors, executive officers and greater than ten-percent stockholders complied with the requirements of Section 16(a), except for the following:

•	A Form 4 for Mr. Abrahams was filed late on November 1, 2016 for an inadvertent failure to report withholding of shares in satisfaction of taxes on a Form 4 filed on October 25, 2016.

Item 11. Executive Compensation.
This discussion and the compensation tables which follow describe the aggregate compensation and benefits provided by CAC and its subsidiaries to its executive officers and directors for services rendered to CAC and its subsidiaries.
As an "emerging growth company" under SEC rules, CAC is not required to include a Compensation Discussion and Analysis section in the proxy statements and annual reports it files with the SEC, and has elected to comply with the scaled executive compensation disclosure requirements applicable to emerging growth companies.
EXECUTIVE COMPENSATION
This section discusses the material components of the executive compensation program for our named executive officers for 2016, who consisted of Mitch Garber, President and Chief Executive Officer, Craig Abrahams, Chief Financial Officer, and Michael Cohen, Senior Vice President, Corporate Development, General Counsel and Corporate Secretary, and includes compensation paid by us and our subsidiary, CIE. This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt following the completion of this offering may differ materially from the currently planned programs summarized in this discussion.
Summary Compensation Table
The table below sets forth the compensation for each of our named executive officers during 2016 and 2015, for Messrs. Abrahams, Garber, and Cohen:

Name and Principal Position	Year	Salary(5)		Bonus		Stock Award(6)	Option Award(6)	All Other Compensation(7)	Total
Mitch Garber
President and Chief Executive Officer	2016	$558,573	(1)	$1,112,500	(1)(2)	$29,339,068	$60,136,327	$—	$91,146,468
	2015	$448,381		$1,112,500		$—	$11,896,380	$—	$13,457,261
Craig Abrahams
Chief Financial Officer	2016	$337,596		$112,500	(3)	$8,784,149	$26,087,266	$4,262,351	$39,583,862
	2015	$400,000		$712,500		$—	$7,923,438	$600	$9,036,538
Michael Cohen
Senior Vice President, Corporate Development,	2016	$320,326		$46,800	(4)	$3,115,761	$3,091,333	$600	$6,574,820
General Counsel and Corporate Secretary	2015	$385,000		$346,800		$—	$336,690	$600	$1,069,090
_________________________

(1)
Amounts are represented in US dollars, or USD. For 2016, to calculate the conversion of CAD to USD, in accordance with SEC rules, we used an exchange rate of $0.74471 CAD to $1, the CAD to USD exchange rate in effect on December 31, 2016. We believe this is an appropriate way of illustrating the value in USD that Mr. Garber received in CAD in the year indicated.

(2)	Reflects a $1,000,000 discretionary bonus awarded by CIE and a $112,500 discretionary bonus awarded by CAC for fiscal 2016.

(3)	Reflects a $112,500 discretionary bonus awarded by CAC for fiscal 2016.

(4)	Reflects a $46,800 discretionary bonus awarded by CAC for fiscal 2016.

(5)
Salary represents amounts paid by CAC and CIE. For 2016, Mr. Garber received USD $125,000 from CAC and USD $433,573 from CIE (paid in Canadian dollars, or CAD). Effective March 1, 2016, Mr. Garber's CIE salary was increased from $447,800 CAD to $615,000 CAD for services to CIE. Mr. Garber continued to receive $125,000 salary for services to CAC during 2016. Mr. Abrahams received $125,000 from CAC and $212,596 from CIE for 2016 services. For 2016, Mr. Cohen received $64,000 from CAC and $256,326 from CIE for 2016 services. Effective September 30, 2016 and in connection with the SMG Sale, CAC entered into new employment agreements with Messrs. Abrahams and Cohen, replacing their prior employment agreements, and providing for base salaries payable by CAC of $125,000 and $100,000, respectively. Messrs. Abraham and Cohen previous employment agreements with CIE were terminated in connection with the SMG Sale, and they did not receive any additional salary from CIE following September 30, 2016.

(6)
No stock awards or options were granted by CIE or CAC in 2016. In connection with the SMG Sale, all then outstanding CIE equity awards were accelerated and cancelled in exchange for (a) a pro-rata portion of the CIE Proceeds, and (b) a pro-rata portion of the fair market value of the business remaining with CIE following the SMG Sale plus CIE cash on hand at closing of the SMG Sale. For 2016, the amounts in these columns reflect the value of the accelerated vesting of the outstanding unvested CIE equity awards held by the named executive officers that occurred in connection with the SMG Sale based on the difference between the grant date fair value of such accelerated CIE equity awards and the aggregate amount paid in cancellation of each such award, which was approximately $28,325 per share, less, for stock options, the applicable exercise price for such stock options.

The following table sets forth the unvested CIE equity awards (after rounding), including options subject to time-based and performance-based vesting conditions and RSUs, that were accelerated and cashed-out in connection with the SMG Sale. See "Acceleration and Cash-out of CIE Equity Awards in the SMG Sale" below for more details.

Name	Unvested Time-Based Stock Options	Weighted Average Exercise Price Unvested Options(a)	Consideration in Cash-out of Unvested Stock Options	Unvested RSUs	Consideration in Cash-out of Unvested RSUs(a)
Mitch Garber	3,430	$11,423.06	$60,136,327	1,036	$29,339,068
Craig Abrahams	1,681	$13,550.90	$26,087,266	310	$8,784,149
Michael Cohen	166	$10,297.26	$3,091,333	110	$3,115,761
_________________________

(a)
Based on approximately $28,325 per share, less, for stock options, the applicable exercise price for such stock options. Does not include amounts that may be payable if the CIE Indemnity Escrow is released to CIE. If the entire amount in the CIE Indemnity Escrow is released to CIE, each Minority Investor and former holder of equity awards would receive an additional payment of approximately $1,679 per share.

(7)
Represents matching contributions made by CIE to a 401(k) plan maintained by CEC, as described under "Retirement Plans" below. For Mr. Abrahams, also includes $4,261,751 of tax gross up payments under the Tax Reimbursement and Indemnity Agreement entered into in connection with the SMG Sale. For all named executive officers, does not include the value of the cash-out of CIE equity awards that occurred in connection with the SMG Sale, which is described in detail in footnote 6 above, nor does it include the cash-out of CIE shares held by the named executive officers as stockholders of CIE that occurred in connection with the SMG Sale, which is described in detail in "Certain Relationships and Related Party Transactions" below.

Employment and Consulting Agreements
Mitch Garber Employment Agreement
Mr. Garber has an employment agreement with CIE, entered into on August 31, 2012. Mr. Garber's agreement automatically renewed on January 26, 2016. The agreement automatically renews on the anniversary of its prior renewal unless either CIE or Mr. Garber provides at least six months' prior written notice not to extend. The employment agreement established a base salary of $447,800 CAD, subject to increases from time to time in the discretion of CIE. In February 2016, the HRC approved a salary increase for Mr. Garber to $615,000 CAD, effective March 1, 2016, for services to CIE. Mr. Garber also receives a base salary of $125,000 for service to CAC, which was established by the HRC in February 2014. Because Mr. Garber lives and primarily works in Canada, we pay his salary for services to CIE in CAD. Mr. Garber's employment agreement provides for severance upon certain terminations of employment as described below under "Termination Arrangements" below.
Craig Abrahams and Michael Cohen Employment Agreements
Messrs. Abrahams and Cohen previously entered into employment agreements with CIE on June 15, 2012 and April 4, 2014, respectively, which automatically renewed on June 15, 2016 and April 4, 2016, respectively, which were terminated and replaced in connection with the SMG Sale. The original employment agreements established base salaries of $275,000 and $333,000 for Messrs. Abrahams and Cohen, respectively, payable by CIE, and, for Mr. Cohen, $52,000 payable by CAC, in each case subject to increases from time to time in the discretion of CIE or CAC, as applicable. Mr. Abrahams received a base salary of $125,000 for services to CAC, which was established by the HRC in February 2014.
In connection with the SMG Sale, on September 30, 2016, CAC entered into new employment agreements with each of Mr. Abrahams and Mr. Cohen, which agreements superseded their then existing employment agreements with CIE, which were terminated. Pursuant to the CAC employment agreements, each executive will devote substantially all of his time and energy to CAC's business, except that Mr. Abrahams will be permitted to serve as President, Global Development of Playtika Holding Corp. and Mr. Cohen will be permitted to serve as Executive Vice President and General Counsel of Playtika Holding Corp. (although they are required to recuse themselves on any subject matter for CAC or Playtika Holding Corp. as to which there is a real or perceived conflict of interest), and Mr. Cohen will be permitted to continue to provide consulting services with CES pursuant to an existing consulting agreement (although he is required to discontinue those services in the event a real or perceived conflict of interest arises).
Each employment agreement has an initial term of one year and will automatically renew on each anniversary of the effective date unless either CAC or the named executive officer provides at least six months' prior written notice not to extend. The employment agreements will automatically terminate upon the closing of the CAC/CEC Merger.
The employment agreements establish base salaries payable by $125,000 and $100,000 for Messrs. Abrahams and Cohen, respectively, subject to increases from time to time in the discretion of CAC. Each employment agreement also provides for health insurance, long-term disability benefits, life insurance, financial counseling, vacation, reimbursement of expenses and director's and officer's indemnification insurance; provided that the foregoing benefits (other than reimbursement of expenses and director's and officer's indemnification insurance) will not be provided so long as the executive is employed by Playtika Holding Corp.
Each named executive officer's employment agreement further provides for severance upon certain terminations of employment as described below under "Termination Arrangements" below.

Michael Cohen Consulting Agreement
On April 4, 2014, CEOC and Mr. Cohen entered into a separation and consulting agreement to document the terms of Mr. Cohen's continued provision of services to CEOC and CEC in a consultant capacity (the "Cohen Consulting Agreement"). Previously, Mr. Cohen and CEOC had entered into an employment agreement on February 9, 2012 pursuant to which Mr. Cohen provided services to CEOC as Senior Vice President, Deputy General Counsel and Corporate Secretary. Under the terms of the Cohen Consulting Agreement, certain equity awards held by Mr. Cohen and granted by CEC are eligible for continued vesting and exercisability for as long as Mr. Cohen provides services to CIE. On January 12, 2015, CEOC assigned the Cohen Consulting Agreement to CES, an entity in which CEOC is a member. See "Certain Relationships and Related Party Transactions" for a detailed description of the CES Agreements.
Tax Reimbursement and Indemnity Agreements
In connection with the closing of the SMG Sale, on September 23, 2016, CIE entered into tax reimbursement and indemnity agreements with Messrs. Garber and Abrahams, which provide for tax gross up payments to and/or indemnification of these executive officers for any exposure with respect to the excise taxes imposed by Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended, as a result of the proceeds to be received by them in connection with the repurchase of their shares of CIE common stock and the acceleration and cash-out of their equity awards in the SMG Sale, as described below. The payments under these agreements are solely to reimburse these executive officers for their excise tax exposure (and any related taxes or penalties or interest on such excise taxes) and they will not receive any payments above and beyond such amounts.
To date, Mr. Abrahams' total gross-up payments under his tax reimbursement and indemnity agreement are equal to $4,261,751. No gross-up payment was paid to Mr. Garber at the closing of the SMG Sale under his tax reimbursement and indemnity agreement. Because it is expected that Mr. Garber's excise tax will be fully creditable against his Canadian income tax liability, instead of a gross-up payment at closing of the SMG Sale, Mr. Garber received an indemnity from CIE for any exposure in the event that U.S. and/or Canadian tax authorities determine that Mr. Garber's payments are subject to the excise tax which are not fully creditable against his Canadian tax liabilities (up to a maximum gross-up payment of $10 million to Mr. Garber).
Equity Award Plans and Arrangements
Acceleration and Cash-out of CIE Equity Awards in the SMG Sale
None of the outstanding CIE stock options, RSUs or warrants were assumed by the purchaser in the SMG Sale. In connection with the SMG Sale, pursuant to the permitted authority under the Purchase Agreement and CIE's MEIP, given the division of assets in the restructuring that enabled the SMG Sale, and the desire to treat each equity award holder fairly, the HRC approved (i) the full vesting of all of the outstanding CIE equity awards under the MEIP and (ii) the cancellation of all CIE equity awards in exchange for the right to receive cash payments representing the fair market value of the shares of CIE common stock, consisting of (a) a pro-rata portion of the CIE Proceeds, and (b) a pro-rata portion of the fair market value of the business remaining with CIE following the SMG Sale plus CIE cash on hand at closing of the SMG Sale. The per share value for the remaining assets of CIE was determined by our Board of Directors based, in part, on the Board's review and consideration of a third party valuation and CIE cash on hand at closing SMG Sale. The total amount paid per share subject to the cancelled CIE equity awards in connection with the SMG Sale was approximately $28,325 per share, less, for stock options, the applicable exercise price for such stock options. In addition, if the entire amount in the CIE Indemnity Escrow is released to CIE, each former holder of a CIE equity award will receive an additional payment of approximately $1,679 per share. Respectively, the pro-rata portion of the CIE Proceeds is $25,888 per share and the pro-rata portion of the remaining assets of CIE is $2,437 per share. Each of Messrs. Garber, Abrahams and Cohen held stock options and RSUs that were accelerated and cancelled in exchange for the right to receive payments in the SMG Sale. The value of the accelerated stock options and RSUs is set forth in the Summary Compensation Table, Option Awards and Stock Awards columns, respectively, and footnote 6. The following table shows the total number of CIE equity awards (after rounding) and the value of the cash out of all CIE equity awards (including those accelerated and those already vested) in the SMG Sale.

Name	Time-Based Stock Options	Weighted Average Exercise Price per Option	RSUs	Total Consideration in Cash-out of All Equity Awards(1)
Mitch Garber	6,777	$8,280.51	1,036	$168,274,408
Craig Abrahams	2,447	$12,582.78	310	$48,999,576
Michael Cohen	327	$8,573.87	110	$10,148,883
_________________________

(1)
Based on approximately $28,325 per share, less, for stock options, the applicable exercise price for such stock options. Does not include amounts that may be payable if the CIE Indemnity Escrow is released to CIE. If the entire amount in the CIE Indemnity Escrow is released to CIE, each. Minority Investor and former holder of equity awards would receive an additional payment of approximately $1,679 per share.

The MEIP was terminated effective as of the closing of the SMG Sale in September 2016.
CAC 2014 Performance Incentive Plan
The Caesars Acquisition Company 2014 Performance Incentive Plan (the "2014 Incentive Plan") was approved by our Board on April 9, 2014 and approved by CAC stockholders on May 8, 2014. The 2014 Incentive Plan provides officers, employees, directors, individual consultants and advisors who render or have rendered bona fide service to CAC or its subsidiaries the opportunity to receive cash and equity-based incentive awards. Awards under the 2014 Incentive Plan may be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, RSUs, performance stock, stock units, phantom stock, dividend equivalents, cash awards, rights to purchase or acquire shares, or similar securities with a value related to our Class A common stock. As previously disclosed, the 2014 Incentive Plan establishes certain annual individual limits on the number of shares underlying awards.
No awards were granted to any of our executive officers under our 2014 Incentive Plan in 2016. On June 29, 2016, the HRC approved the grant of RSUs with a total value of $3,000,000 to Mark Frissora, President and Chief Executive Officer of CEC and a consultant to CAC, for his management services to CGP LLC's casino properties.
Unvested options terminate immediately upon a termination for any reason and vested options and other awards will terminate immediately upon a termination for cause. Otherwise, vested options will expire on the earliest of (1) one year from the date of death; (2) 180 days following termination of the participant's employment due to disability or retirement; (3) 120 days after the date participant is terminated for a reason other than for cause, death or disability or by the participant for good reason; (4) 60 days following termination of participant's employment without good reason; or (5) the 10th anniversary of the grant date.
Stock options and RSUs granted under the 2014 Incentive Plan vest based on continued service over the period of time specified by the HRC in the award agreements and for currently unvested awards are set forth in the "Outstanding Equity Awards at Fiscal Year-End" table below.
Generally, and subject to limited exceptions set forth in the 2014 Incentive Plan, if CAC dissolves or undergoes certain corporate transactions such as a merger, combination, consolidation or other reorganization; an exchange of CAC's Class A common stock or other securities; a sale of all or substantially all of CAC's assets; or any other event in which CAC is not the surviving entity, all awards then-outstanding under the 2014 Incentive Plan will become fully vested or paid, as applicable, and will terminate or be terminated in such circumstances, unless the plan administrator provides for the assumption, substitution or other continuation of the award.
For a complete description of the 2014 Incentive Plan, please see the CAC Definitive Proxy Statement for the 2014 annual meeting of stockholders filed with the SEC on April 14, 2014.
Acceleration of CAC Equity Awards in Connection with Proposed CAC/CEC Merger
In connection with the proposed CAC/CEC Merger and pursuant to the permitted authority under the 2014 Incentive Plan, the HRC has approved the accelerated vesting of all of the outstanding options and RSUs of CAC (the "CAC Equity Awards") (i) held by our executive officers, Mitch Garber, Craig Abrahams and Michael Cohen, to be effective immediately prior to the closing of the CAC/CEC Merger and (ii) held by all other holders of CAC Equity Awards other than our executive officers and Mark Frissora if such holder's employment with us is terminated without "cause" or such holder resigns for "good reason," in each case, within one hundred and eighty (180) days following the closing of the CAC/CEC Merger.
Caesars Acquisition Company Equity-Based Compensation Plan for CEC Service Providers
On April 9, 2014, our Board approved the Caesars Acquisition Company Equity-Based Compensation Plan for CEC Employees (the "CEC Service Provider Plan"), which provides officers, employees, consultants, advisors, contractors and other service providers of CEC the opportunity to receive compensation from CEC and its affiliates, settled in the form of shares of CAC's Class A common stock. The CEC Service Provider Plan does not provide compensation to any employees of CAC, CGP LLC or the subsidiaries of CGP LLC.
Awards under the CEC Service Provider Plan were dollar-denominated and settled in shares of CAC Class A common stock and vested in three equal annual installments, on October 21 of each of 2014, 2015 and 2016 unless otherwise provided in an award agreement. The plan authorizes the grant of awards up to a maximum aggregate value of $25,000,000. All of the CEC Service Provider Plan awards vested in full in accordance with their terms on October 21, 2016.
Upon a vesting date or event, CAC contributed to CGP LLC a number of shares of Class A common stock with an aggregate value equal to the value of award installments that vested on such date or event. CGP LLC issued to CAC a number of interests equal to the number of shares of Class A common stock contributed by CAC on such date. After the contribution by CAC of the shares of Class A common stock to CGP LLC, CGP LLC delivered such shares to CEOC, a subsidiary of CEC. CEOC then delivered the shares to the participants in settlement of vested awards. To the extent participants are unable to sell sufficient shares of Class A common stock to cover tax withholding obligations because there is no effective registration statement or because of limited float in the Class A common stock, grants were paid in cash to the extent required to satisfy the applicable taxes.
As a service provider to CEOC, a subsidiary of CEC, in April 2014, Mr. Cohen received an award under the CEC Service Provider Plan, which vested in full in accordance with its terms in October 2016 and Mr. Cohen received 9,563 CAC shares (or 5,611 CAC shares after tax withholding) in satisfaction of such vesting event.
Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the number of securities underlying the equity awards of CAC held by each of our named executive officers as of December 31, 2016. For purposes of this table, "CAC RSUs" and "CAC Options" reference RSUs and options granted under our 2014 Incentive Plan. All CAC Options have a term of ten years from the date of grant.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested(1)
Mitch Garber
CAC RSUs					72,338	(2)	$976,563
CAC Options	450,000	—	$9.25	10/7/2024

Craig Abrahams
CAC RSUs					43,403	(2)	$585,941
CAC Options	200,000	—	$9.25	10/7/2024

Michael Cohen(3)
CAC RSUs					34,722	(4)	$468,747
_________________________

(1)	Values for CAC RSUs are based on the closing stock price of our Class A common stock on December 30, 2016 of $13.50.

(2)	These CAC RSUs vest on October 21, 2017.
(3)      In addition to awards granted under the 2014 Incentive Plan, Mr. Cohen received options and RSUs under the CEC 2012 Performance Incentive Plan on August 21, 2012 and June 28, 2013. The options have a term of ten years from the date of grant. Awards made under the CEC 2012 Performance Incentive Plan are not shown in the table above but are set forth below.

CEC Option Awards							CEC Stock Awards
Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price		Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested
2,343	782	(a)	$13.70	(e)	6/28/2023		3,516	(b)	$29,886	(d)
—	2,711	(c)	$8.22		8/21/2022	(f)	—		—
36,199	—		$8.22		8/21/2022	(f)(g)	—		—
_________________________

(a)	The CEC options vested on January 2, 2017.

(b)	The CEC RSUs vested on January 2, 2017.

(c)	100% of the CEC performance-based shares will vest on the date that the 30-day trailing average of the CEC stock price equals or exceeds $35.00 per share.

(d)	Values for CEC RSUs are based on the closing stock price of CEC common stock on December 30, 2016 of $8.50.

(e)	On March 14, 2017, CEC reduced the exercise price of certain options, including these options, to $9.45.

(f)	Option grant date of 8/21/2012.

(g)	Option grant date of 12/18/2013.

(4)	One half of the CAC RSUs vest on April 9, 2017, and 2018, respectively.
Retirement Plans
Our CIE employees in the United States, including our executive officers, are eligible to participate in the CEC savings and retirement plan maintained by CEC, which, among other things, allows pre-tax and after-tax contributions to be made by employees to the plan. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings. CIE matched 50% of the first 6% of employees' contributions, up to a maximum of $600 per year. Amounts contributed to the plan are invested, at the participant's direction, in up to 19 separate funds. Participants become vested in the matching contribution over five years of credited service.
Termination Arrangements
Under the employment agreement of Mr. Garber with CIE, and of each of Messrs. Abrahams and Cohen with CAC, upon a termination by CIE or CAC, as applicable, without "cause" (as defined below), non-renewal by CIE or CAC, as applicable, or the executive's voluntary termination with "good reason" (as defined below), the executive would be entitled to a severance payment equal to his then current base salary, payable over the 12-month period following termination, as well as, if applicable, medical, life/accident insurance, accrued benefits under a retirement plan, director's and officer's insurance, and financial counseling during this period. In addition, for Messrs. Abrahams and Cohen, upon a termination due to disability, the executive would be entitled to 12 months of base salary continuation, offset by any long-term disability benefits he is entitled to, and benefits during such one-year period. Equity awards will be treated in accordance with the terms of the applicable plans, as described below. In each case, the severance payment is subject to the executive's execution of a release of claims against CAC or CIE, as applicable, and its respective affiliates, employees, directors and other related parties. Upon a termination without cause, resignation for good reason, disability, or non-renewal by Messrs. Abrahams or Cohen, the executive is subject to a one-year non-compete. For Messrs. Abrahams or Cohen, upon a termination for cause, the non-compete period is six months, and upon a resignation without good reason, the non-compete period will be up to six months. Upon a termination without cause, resignation for good reason, or non-renewal by CIE, or upon a termination by Mr. Garber without good reason, Mr. Garber is subject to a one-year non-compete, and, upon a termination for cause, the non-compete period is six months.
The employment agreements with Messrs. Abrahams and Cohen provide that the agreements terminate upon the closing of the CAC/CEC Merger Agreement and the executives would not be entitled to any severance payments in connection with any termination of employment at that time, but they will be entitled to their vested benefits under any tax qualified pension plans. In the event of such termination of employment upon the closing of the CAC/CEC Merger, the employment agreements do not provide for a non-compete period.
Change in Control Arrangements
Treatment of Awards in connection with CAC/CEC Merger
In connection with the proposed CAC/CEC Merger and pursuant to the permitted authority under the 2014 Incentive Plan, the HRC has approved the accelerated vesting of all of the outstanding CAC Equity Awards (i) held by our executive officers, Mitch Garber, Craig Abrahams and Michael Cohen, to be effective immediately prior to the closing of the CAC/CEC Merger, and (ii) held by all other holders of CAC Equity Awards, other than our executive officers and Mark Frissora, if such holder's employment with us is terminated without "cause" or such holder resigns for "good reason," in each case, within one hundred and eighty (180) days following the closing of the CAC/CEC Merger.
Under the terms of the CAC/CEC Merger Agreement, equity awards made under the 2014 Incentive Plan will be treated as follows:

•
CAC Options. In connection with the CAC/CEC Merger, and subject to the requirements of Section 424 and 409A of the Internal Revenue Code, each outstanding and unexercised CAC Option will be cancelled and converted automatically into an option to purchase a number of shares of CEC common stock equal to the product (rounded down to the nearest whole share) of (1) the number of shares of CAC Common Stock subject to such CAC Option and (2) the Exchange Ratio at an exercise price per share (rounded up to the nearest whole cent) equal to (x) the exercise price of such CAC Option divided by (y) the Exchange Ratio. Each converted CAC Option will continue to vest and be governed by the same terms and conditions as applicable under the 2014 Incentive Plan prior to the effective time of the CAC/CEC Merger.

•
Other CAC Awards. For awards (other than CAC Options) granted under the 2014 Incentive Plan, such awards will be cancelled and converted automatically into a right to receive shares (or shares equivalent, as applicable) of CEC common stock. In the case of awards denominated in shares, the number of shares of CEC common stock subject to the converted awards will be equal to the product (rounded down to the nearest whole share) of (1) the number of shares of CAC Common Stock subject to such award and (2) the Exchange Ratio. Each unvested converted award will continue to vest in accordance with its existing terms.

•
In addition, each unvested stock option and unvested stock award granted pursuant to the 2014 Incentive Plan, or the CEC 2012 Performance Incentive Plan, have been amended to provide that it will become fully vested and exercisable (at target performance levels for performance options) in the event the optionee's employment is terminated by CEC or any of its subsidiaries without "cause" (as defined in the 2014 Incentive Plan) or for "good reason" (as defined in the CAC/CEC Merger Agreement), in either case, within six months following the effective time of the CAC/CEC Merger.

Certain Definitions
Cause
For purposes of Mr. Garber's employment agreement, "cause" means (1) the failure of the executive to substantially perform his duties, to comply with the policies and procedures of CIE, or to follow a lawful, reasonable directive from the executive's direct or indirect supervisors or such other executive officer to whom the executive reports; (2) any willful act of fraud, embezzlement, theft or dishonesty, by Mr. Garber, in each case, in connection with his duties or in the course of his employment or any violation of any provision of CIE's employee handbook or other CIE policies and procedures; (3) Mr. Garber being found unsuitable for or having a gaming license denied or revoked by the gaming regulatory authorities in any jurisdiction in which CIE or CEC conducts gaming operations or any of their respective subsidiaries conducts gaming operations; (4)(A) Mr. Garber's willful and material violation of, or noncompliance with, any securities laws or stock exchange listing rules, including, without limitation, the Sarbanes-Oxley Act of 2002, provided that such violation or noncompliance resulted in material economic harm to CIE, or (B) a final judicial order or determination prohibiting Mr. Garber from service as an officer pursuant to the Exchange Act or the rules of the New York Stock Exchange or NASDAQ; or (5) willful breach by Mr. Garber of his non-competition or confidentiality restrictions.
For purposes of Messrs. Abrahams' and Cohen's employment agreements, "cause" means (1) the willful failure of the executive to substantially perform his duties, or to follow a lawful, reasonable directive from the board of directors or the chief executive officer of CAC (other than a failure resulting from incapacity due to physical or mental illness); (2)(A) any willful act of fraud, or embezzlement or theft, by the executive, in each case, in connection with his duties or in the course of his employment or (B) the executive's admission in any court, or conviction of, or plea of nolo contendere to, a felony; (3) the executive being found unsuitable for or having a gaming license denied or revoked by the gaming regulatory authorities in any jurisdiction in which CEC or CAC, or any of their respective subsidiaries or affiliates conducts gaming operations; (4)(A) the executive's willful and material violation of, or noncompliance with, any securities laws or stock exchange listing rules, including, without limitation, the Sarbanes-Oxley Act of 2002, provided that such violation or noncompliance resulted in material economic harm to CAC, or (B) a final judicial order or determination prohibiting the executive from service as an officer pursuant to the Exchange Act or the rules of the New York Stock Exchange or NASDAQ, as applicable; or (5) the willful breach by the executive of his non-competition or confidentiality restrictions.
Good Reason
For purposes of Mr. Garber's employment agreement, "good reason" means the following circumstances, unless such circumstances are fully corrected prior to the date of termination specified in the written notice given by Mr. Garber notifying CIE of his intention to terminate employment for good reason: (1) a reduction in Mr. Garber's annual base salary, other than a reduction in base salary that applies to a similarly situated class of employees of CEC or its affiliates; (2) failure by CIE to pay or provide to Mr. Garber any material portion of his then current base salary or then current benefits (except pursuant to a compensation deferral elected by Mr. Garber) other than such failure that results from a modification to any compensation arrangement or benefit plan that is generally applicable to similarly situated officers; (3) failure to obtain a satisfactory agreement from any successor to assume and agree to perform Mr. Garber's employment agreement; or (4) if Mr. Garber is reassigned to a position in which he no longer reports directly to the CIE Board of Managers.
For purposes of Messrs. Abrahams' and Cohen's employment agreements, "good reason" means, without the executive's express written consent, the following circumstances, unless such circumstances are fully corrected prior to the date of termination specified in the written notice given by the executive notifying CAC of his intention to terminate employment for good reason: (1) a reduction in the executive's annual base salary, as the same may be increased from time to time in accordance with the terms of the employment agreement other than a reduction in base salary that applies to a similarly situated class of employees of CAC or its affiliates; (2)(A) failure by CAC to pay or provide to the executive any material portion of his then current base salary or then current benefits (except pursuant to a compensation deferral elected by the executive) or (B) failure to pay the executive any material portion of deferred compensation under any deferred compensation program within 30 days of the date such compensation is due and permitted to be paid under Section 409A of the Internal Revenue Code, in each case other than any such failure that results from a modification to any compensation arrangement or benefit plan that is generally applicable to similarly situated officers; or (3) failure to obtain a satisfactory agreement from any successor to assume and agree to perform the executive's employment agreement.
DIRECTOR COMPENSATION
Since July 30, 2014, our independent board members receive a $75,000 annual fee for service on the Board, and $25,000 for participation on the Audit Committee; $15,000 for participation on the Human Resources Committee and $10,000 for a Committee chairmanship. Each director serving as a member of the Transaction Committee received a flat fee of $50,000 for service on the committee. Since June 2014, the Board maintains the Special Committee as described under "Corporate Governance—Board Committees" above. The fees payable to for service on the Special Committee is a set fee for each of the various types of transactions and opportunities reviewed by the committee. In December 2016, the HRC approved a monthly fee of $30,000 for service on the Special Committee as it relates to the Special Committee's review of the transactions contemplated by the CAC/CEC Merger Agreement, effective as of November 2016. In May 2015, the HRC approved compensation of the Litigation Committee, of which Mr. Beilinson is the sole member, at $75,000 per month, effective as of February 2015. In December 2016, the HRC approved an increase of the monthly fee for service on the Litigation Committee to $100,000 until the consummation or termination of the CAC/CEC Merger, effective as of November 2016. The independent board members also receive a fully vested stock award valued at $125,000, based on the closing stock price on the date of grant. The following table summarizes the compensation paid with respect to the fiscal year ended December 31, 2016 to each of the Company's directors.

Name	Fees Earned or Paid in Cash		Stock Awards(1)	Total
Marc Rowan	—		—	—
David Sambur	—		—	—
Karl Peterson	—		—	—
Philip Erlanger	$185,000	(2)	$125,002	$310,002
Marc Beilinson	$2,835,000	(2)	$125,002	$2,960,002
Don Kornstein	$360,000	(2)	$125,002	$485,002
Dhiren Fonseca	$75,000		$125,002	$200,002
_________________________

(1)
Represents the grant date fair value of stock awards CAC granted in 2016, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The grant date fair value shown is based on a per share value of $9.03, representing the closing price of our common stock on the May 19, 2016 grant date, multiplied by 13,843, the number of shares granted.

(2)	Includes $25,000, which represents a late payment due in 2014 for service on the Special Committee.
Our directors do not hold any unvested equity awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table provides certain information regarding the beneficial ownership of our outstanding capital stock based on public disclosures or otherwise known to the Company as of March 15, 2017 for:

•	each person or group known to us to be the beneficial owner of more than 5% of our capital stock;

•	each of our named executive officers in the Summary Compensation Table;

•	each of our directors and director nominees; and

•	all of our current directors and executive officers as a group.
Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community or marital property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of Class A common stock held by them. Unless otherwise specified, the address of each of our directors and named executive officers is c/o Caesars Acquisition Company, One Caesars Palace Drive, Las Vegas, Nevada 89109.
Shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2017 and not subject to repurchase as of that date, and shares of Class A common stock underlying RSUs which will vest within 60 days of March 15, 2017, are deemed outstanding for the purpose of calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for the purpose of calculating the percentage of outstanding shares owned by any other person.

Name	Shares of Class A Common Stock Beneficially Owned	Rights to Acquire Shares of Class A Common Stock (Options)	Rights to Acquire Shares of Class A Common Stock (RSUs)	Percentage of Class
>5% Stockholders
Apollo Funds(1)(2)(4)	—	—	—	—
TPG Funds(1)(3)(4)	—	—	—	—
Hamlet Holdings LLC(1)(4)	90,063,316	—	—	64.87%
Paulson & Co(5)	13,117,998	—	—	9.49%
Non-Employee Directors
Marc Rowan(2)(4)	—	—	—	—
David Sambur	—	—	—	—
Karl Peterson	—	—	—	—
Philip Erlanger	26,100	—	—	*
Marc Beilinson	26,100	—	—	*
Don Kornstein	26,100	—	—	*
Dhiren Fonseca	26,100	—	—	*
Named Executive Officers
Mitch Garber	129,783	450,000	—	*
Craig Abrahams	75,587	151,366	—	*
Michael Cohen	17,824	—	17,361	*

All current directors and executive officers as a group	327,594	601,366	17,361	*
_________________________

*	Represents less than 1% of outstanding shares of Class A common stock.

(1)
Each of Apollo Hamlet Holdings, LLC ("Apollo Hamlet") and Apollo Hamlet Holdings B, LLC ("Apollo Hamlet B" and together with Apollo Hamlet, the "Apollo Funds"), TPG Hamlet Holdings, LLC ("TPG Hamlet") and TPG Hamlet Holdings B, LLC ("TPG Hamlet B," and together with TPG Hamlet, the "TPG Funds"), and Co-Invest Hamlet Holdings B, LLC ("Co-Invest B") and Co-Invest Hamlet Holdings, Series LLC ("Co-Invest LLC" and together with Co-Invest B, the "Co-Invest Funds") (for purposes of this Item 12, collectively, the Apollo Funds, the TPG Funds and the Co-Invest Funds are the "Sponsors"), granted an irrevocable proxy (the "Irrevocable Proxy") in respect of all of the shares of Class A common stock held by such entity to Hamlet Holdings, which irrevocably constitutes and appoints Hamlet Holdings, with full power of substitution, as its true and lawful proxy and attorney-in-fact to: (i) vote all of the shares of the Class A common stock held by such entity at any meeting (and any adjournment or postponement thereof) of the Company's stockholders, and in connection with any written consent of the Company's stockholders, and (ii) direct and effect the sale, transfer or other disposition of all or any part of the shares of Class A common stock held by that entity, if, as and when so determined in the sole discretion of Hamlet Holdings. The Sponsors directly hold an aggregate of 90,063,316 shares of Class A common stock, all of which are subject to the Irrevocable Proxy. Pursuant to Rule 13d-3 under the Exchange Act, all of the shares of Class A common stock held of record by the Sponsors are beneficially owned by Hamlet Holdings pursuant to the Irrevocable Proxy that grants Hamlet Holdings sole voting and sole dispositive power with respect to such shares. Upon completion of the CAC/CEC Merger, the Irrevocable Proxy will terminate.

(2)
Apollo Investment Fund VI, L.P. ("AIF VI") is the sole member of Apollo Hamlet B. Apollo Management VI, L.P. ("Management VI") is the general partner of AIF VI and one of two managing members of each of the Co-Invest Funds. AIF VI Management, LLC ("AIF VI Management") is the general partner of Management VI. Apollo Management, L.P. ("Apollo Management") is the sole member and manager of AIF VI Management, and Apollo Management GP, LLC ("Management GP") is the general partner of Apollo Management. Apollo Management Holdings, L.P. ("Management Holdings") is the sole member and manager of Management GP, and Apollo Management Holdings GP, LLC ("Management Holdings GP") is the general partner of Management Holdings. Leon Black, Joshua Harris and Marc Rowan serve as the managers of Apollo Hamlet and Apollo Hamlet B, and serve as the managers, as well as executive officers, of Management Holdings GP. The address of the Apollo Funds, AIF VI, Management VI, AIF VI Management, Apollo Management, Management GP, Management Holdings, Management Holdings GP, and Messrs. Black, Harris and Rowan is 9 West 57th Street, 43rd Floor, New York, New York 10019. The address of the Co-Invest Funds is c/o Apollo Management VI, L.P., 9 West 57th Street, 43rd Floor, New York, New York 10019 and c/o TPG Global, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(3)
David Bonderman and James Coulter are sole shareholders of TPG Group Holdings (SBS) Advisors, Inc., which is the sole member of TPG Group Holdings (SBS) Advisors, LLC, which is the general partner of TPG Group Holdings (SBS), L.P., which is the sole member of TPG Holdings I-A, LLC, which is the general partner of TPG Holdings I, L.P., which is the sole member of TPG GenPar V Advisors, LLC, which is the general partner of TPG GenPar V, L.P., which is the general partner of TPG V Hamlet AIV, L.P., which is the managing member of TPG Hamlet. TPG GenPar V, L.P. is also the managing member of TPG Hamlet B and a managing member of each of the Co-Invest Funds. Messrs. Bonderman and Coulter are also members of Hamlet Holdings. Each of Messrs. Bonderman and Coulter and the TPG Funds disclaim beneficial ownership of the Class A common stock held by Hamlet Holdings pursuant to the Irrevocable Proxy. The address of these entities, including the TPG Funds, is c/o TPG Global, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(4)
The members of Hamlet Holdings are Leon Black, Joshua Harris and Marc Rowan, each of whom is affiliated with Apollo and holds approximately 17% of the limited liability company interests of Hamlet Holdings, and David Bonderman and James Coulter, each of whom is affiliated with the TPG Funds and holds approximately 25% of the limited liability company interests of Hamlet Holdings. The address of Hamlet Holdings is c/o TPG Global, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(5)
Pursuant to a Schedule 13G/A filed with the SEC on February 14, 2017, includes all of the shares of Class A common stock held by funds and accounts managed by Paulson & Co. Inc., which include Paulson Credit Opportunities Master Ltd., Paulson Recovery Master Fund Ltd., Paulson Advantage Master Ltd. and Paulson Advantage Plus Master Ltd. The address of Paulson & Co. Inc. is 1251 Avenue of the Americas, New York, NY 10020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
Related Party Transaction Policy
Our Board has a written related party transaction policy and procedures which give our Audit Committee the power to approve or disapprove potential related party transactions of our directors and executive officers, their immediate family members and entities where they hold a 5% or greater beneficial ownership interest. The Audit Committee is charged with reviewing all relevant facts and circumstances of a related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm's length dealings with an unrelated third party and the extent of the person's interest in the transaction.
The policy has pre-approved the following related party transactions:

•	compensation to an executive officer or director that is reported in our public filings and has been approved by the Human Resources Committee or our Board;

•
transactions where the interest arises only from (a) the person's position as a director on the related party's board; (b) direct or indirect ownership of less than 5% of the related party or (c) the person's position as a partner with the related party with less than 5% interest and not the general partner of the partnership; and

•	transactions involving services as a bank depository of funds, transfer agent, registrar, trustee under a trust indenture or similar services.
"Related Party Transaction" is defined as a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we (including any of our subsidiaries) were, are or will be a participant and the amount involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect interest.
The following discussion reflects our relationships and related party transactions entered into in connection with the Initial Transactions (as defined below) and all other related party transactions since January 1, 2016. We, and CEC, are under the control of Hamlet Holdings, and the members of Hamlet Holdings are comprised of individuals affiliated with each of the Sponsors. David Sambur and Marc Rowan, each members of our Board, are affiliated with Apollo, and Karl Peterson, a member of our Board, is affiliated with TPG. CGP LLC and CIE are our direct and indirect subsidiaries. CEOC is a subsidiary of CEC. Certain of our executive officers and directors hold equity interests in us and CEC.
Purchase And Cancellation of CIE Stock Held By Minority Investors in Connection with the SMG Sale
In connection with the SMG Sale, CIE redeemed all CIE shares of common stock held by the Minority Investors, including shares held by Mitch Garber, our President and Chief Executive Officer, and Michael Cohen, our Senior Vice President, Corporate Development, General Counsel and Corporate Secretary. The amount paid for the cancellation of their shares of CIE common stock represented the fair market value of the shares of CIE common stock, consisting of (a) a pro-rata portion of the CIE Proceeds and (b) a pro-rata portion of the fair market value of the business remaining with CIE following the SMG Sale plus CIE cash on hand at closing of the SMG Sale. The per share value for the remaining assets of CIE was determined by our Board of Directors based, in part, on the Board's review and consideration of a third party valuation and CIE cash on hand at closing of the SMG Sale. The total amount paid per share redeemed in connection with the SMG Sale was approximately $28,325 per share. In addition, if the entire amount in the CIE Indemnity Escrow is released to CIE, each Minority Investor will receive an additional payment of approximately $1,679 per share. Respectively, the pro-rata portion of the CIE Proceeds is $25,888 per share and the pro-rata portion of the remaining assets of CIE is $2,437 per share. Following the redemption of the shares held by the Minority Investors, CIE converted to a limited liability company with CIE Growth as the sole member of CIE.
The following table sets forth, as to the applicable executive officers of CAC, the number of shares of CIE common stock redeemed by CAC (excluding cancellation and cash-out amounts paid for CIE equity awards) and the total amount paid for such shares. Please see "Acceleration and Cash-out of CIE Equity Awards in the SMG Sale" on page 16 above regarding the cancellation and cash-out of CIE equity awards.

Name and Position	CIE Shares Redeemed		Total Amount Paid for CIE Shares(1)
Mitch Garber	1,024.0785	(2)	$29,007,126
President, Chief Executive Officer and Director

Michael Cohen	14.5212		$411,314
Senior Vice President, Corporate Development,
General Counsel and Corporate Secretary
_________________________

(1)
Does not include amounts that may be payable if the CIE Indemnity Escrow is released to CIE. If the entire amount in the CIE Indemnity Escrow is released to CIE, each Minority Investor and former holder of equity awards would receive an additional payment of approximately $1,679 per share.

(2)	Represents shares that were held by Stephenson Management, a company that Mr. Garber controls.
CIE Liquidity Plan
Our HRC approved the Caesars Interactive Entertainment, Inc. Liquidity Plan, effective as of February 10, 2014 (the "Liquidity Plan"), to provide liquidity to eligible holders of CIE shares, options and warrants. Eligible participants were employees, consultants or service providers of CIE or its affiliates, except that residents of Israel were not eligible to participate in the Liquidity Plan. The HRC or the CIE board of directors or a committee thereof (the "Administrator") administered the Liquidity Plan.
Under the Liquidity Plan, the Administrator had the discretion, but not the obligation, to offer to purchase, at fair market value at the time of purchase (less any applicable exercise price), some or all of the outstanding shares of CIE common stock and/or common shares underlying options or warrants held by eligible individuals from time to time during the term of the Liquidity Plan. In October 2014, the Administrator determined purchases would occur quarterly during the term of the Liquidity Plan. For purposes of a purchase occurring during any calendar quarter the fair market value per share of CIE common stock was equal to the fair market value per share of CIE common stock as of the last day of the preceding calendar quarter, as set forth in a third party valuation of CIE as of such date. An eligible individual was required to remain an employee of or consultant to or service provider to CIE on the date the purchase price was paid to such eligible individual.
For each purchase date, the Administrator of the Liquidity Plan established a purchase pool. For purposes of any purchase date occurring (i) during the first calendar quarter, the pool amount was equal to (1) 15% of CIE's adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") for the twelve month period ending on the preceding December 31, less (2) the pool actually applied to the purchase of securities under the Liquidity Plan on preceding purchase dates falling within the twelve month period ending on the preceding December 31; (ii) during the second calendar quarter, the pool amount was equal to (1) 15% of CIE's adjusted EBITDA for the three month period ending on the preceding March 31; (iii) during the third calendar quarter, the pool amount was equal to (1) 15% of CIE's adjusted EBITDA for the six month period ending on the preceding June 30, less (2) the pool actually applied to the purchase of securities under the Liquidity Plan on the preceding purchase date; and (iv) during the fourth calendar quarter, the pool amount was equal to (1) 15% of CIE's adjusted EBITDA for the nine month period ending on the preceding September 30, less (2) the pool actually applied to the purchase of securities under the Liquidity Plan on the preceding two purchase dates. In the event the adjusted EBITDA for the applicable measurement period was greater than 110% of the budgeted adjusted EBITDA for such measurement period pursuant to CIE's operating plan approved by CIE's board of directors, the references to 15% above were increased to 20%. The pool was then allocated proportionately among the eligible individuals based on the eligible securities held by them as of each purchase date. In practice, the pool amount for purchases made during the second, third, and fourth calendar quarter was determined using 15% of EBITDA for the applicable measurement period irrespective of whether adjusted EBITDA had exceeded 110% of the budgeted adjusted EBITDA for the applicable measurement period; then for the purpose of the purchase occurring during the first calendar quarter of the subsequent year, in the event CIE's adjusted EBITDA for the twelve month period ending on the preceding December 31 had exceeded 110% of the budgeted adjusted EBITDA for such measurement period, the pool amount was increased to (1) 20% of CIE's adjusted EBITDA for the twelve month period ending on the preceding December 31, less (2) the pool actually applied to the purchase of securities under the Liquidity Plan on preceding purchase dates falling within the twelve month period ending on the preceding December 31. In the event CIE offered to purchase any securities under the Liquidity Plan from an eligible individual and such eligible individual rejected the offer, those securities held by such eligible individual that had been designated for repurchase would cease to be eligible for future purchases under the Liquidity Plan, unless determined by the Administrator. For purposes of the Liquidity Plan, "Adjusted EBITDA" meant (a) for 2013 and 2014, the earnings before interest, taxes, depreciation and amortization of the social and mobile games businesses of CIE (calculated without regard to stock-based compensation expense and acquisition-related expenses), as reflected in the financial statements of CIE or its parent, and (b) for calendar years 2015 and beyond, the consolidated earnings before interest, taxes, depreciation and amortization of CIE (calculated without regard to stock-based compensation expense and acquisition-related expenses), as reflected in the financial statements of CIE or its parent.

Our named executive officers were eligible to participate in the Liquidity Plan. In January and April 2016, each of Messrs. Garber, Abrahams and Cohen accepted CIE's offer to purchase the shares underlying certain options to purchase shares of CIE common stock and/or shares of CIE common stock, as shown below.
Purchases of CIE Shares or Options Under the CIE Liquidity Plan Since January 1, 2016

Repurchase Events	Mitch Garber		Craig Abrahams	Michael Cohen
January 13, 2016
Number of Shares Underlying Options Purchased (2)	—		107.5579	37.7595
Number of Shares Purchased	392.8213	(1)	—	—
Purchase Price Per Share	$15,740		$15,740	$15,740
Payment Amount	$6,183,007.26		$1,522,320.74	$534,429.08
April 11, 2016
Number of Shares Underlying Options Purchased	—		—	—
Number of Shares Purchased	322.4505		82.7458	25.2827
Purchase Price Per Share	$17,370		$17,370	$17,370
Payment Amount	$5,089,397.47		$1,306,018.33	$399,049.50
_________________________

(1)	Represents shares that were held by Stephenson Management, a company that Mr. Garber controls.

(2)	The stock options have an exercise price of $1,586.50 per underlying share.
CIE terminated the Liquidity Plan effective as of the closing of the SMG Sale in September 2016.
Omnibus Voting Agreement
In connection with our formation transactions, on October 21, 2013, Hamlet Holdings, affiliates of the Sponsors and their co-investors, CAC and CEC entered into a voting rights agreement (the "Omnibus Voting Agreement") pursuant to which, in the event that any meeting of the stockholders of either CEC or CAC is called to seek approval for any action in connection with the Call Right (as defined below), such parties agree to appear at any such meeting and otherwise cause the shares under its beneficial ownership to be voted in favor of granting any such approval required or necessary for completion of the Call Right (other than the election to require CEC to acquire CAC's Class A common stock in lieu of voting units of CGP LLC) and pursuant to which some of the parties provide for certain rights and obligations of such parties with respect to their ownership of the CAC Class A common stock. The Omnibus Voting Agreement also contains, among other things, the agreement among such parties to restrict their ability to transfer stock of the Company, as well as rights of first refusal, tag-along rights and drag-along rights. The Omnibus Voting Agreement also provides the parties with certain rights with respect to the approval of certain matters and the designation of nominees to serve on our Board. This agreement will terminate upon completion of the CAC/CEC Merger.
Voting Agreement Supporting CAC/CEC Merger
On July 9, 2016, CAC entered into a Voting Agreement (the "Voting Agreement") among CAC, Hamlet Holdings and, solely with respect to certain provisions of the Voting Agreement, certain affiliates of Apollo and TPG and certain of their co-investors (collectively, the "Holders").
Pursuant to an irrevocable proxy made and granted by the Holders on November 22, 2010, Hamlet Holdings has the sole voting and sole dispositive power with respect to 87,605,299 shares of CEC common stock (the "CEC Subject Shares"), which constituted approximately 59.6% of the outstanding shares of CEC common stock as of December 31, 2016.
Subject to the terms of the Voting Agreement, Hamlet Holdings has agreed to, among other things, (1) cause all of the CEC Subject Shares to be counted as present for purposes of calculating a quorum at any meeting of stockholders of CEC, or any adjournment or postponement thereof, (2) vote the CEC Subject Shares in favor of (x) the adoption of the plan of CAC/CEC Merger contained in the CAC/CEC Merger Agreement and (y) any other action, proposal, transaction or agreement that would reasonably be expected to facilitate the completion of the CAC/CEC Merger, subject to certain conditions, and (3) vote the CEC Subject Shares against (x) any Acquisition Proposal (as defined in the Voting Agreement) or any action that would reasonably be expected to impede, delay, discourage or adversely affect the timely completion of the CAC/CEC Merger and (y) any action to change the voting rights of any class of shares of CEC, amend the organizational documents of CEC or amend the capital structure of CEC. In addition, subject to the terms and conditions of the Voting Agreement, Hamlet Holdings has agreed to support, and cause its Members (as defined in the Voting Agreement) to support, the restructuring of CEOC and other debtors pursuant to the Plan and related restructuring agreements, and to not, and to cause its Members to not, transfer, or agree to transfer, any CEC Subject Shares, subject to certain exceptions.

Either party may terminate the Voting Agreement upon providing notice of termination to the other upon the occurrence of certain events and circumstances.
Amended and Restated Indemnification Agreement with Michael Cohen
On November 4, 2016, we and Michael Cohen entered into an Amended and Restated Indemnification Agreement (the "A&R Indemnification Agreement"). The A&R Indemnification Agreement amends and restates, in its entirety, the Indemnification Agreement, dated as of April 4, 2014, entered into by and between us and Mr. Cohen and supersedes and replaces any indemnification agreement that the Company has previously entered into with Mr. Cohen.
The A&R Indemnification Agreement requires us, among other things, to indemnify Mr. Cohen to the fullest extent permitted by law for certain expenses, judgments, fines and amounts paid in settlement incurred in a proceeding arising out of his service to the Company or its subsidiaries, CEC or CEOC if he acted in good faith and in the best interests of the Company and its subsidiaries and, in the case of a criminal proceeding had no reasonable cause to believe that his conduct was unlawful. The A&R Indemnification Agreement also provides for the advancement of such expenses to Mr. Cohen by the Company. The Company's obligations to indemnify and advance expenses for his services to CEC and CEOC are secondary to CEC's or CEOC's indemnification obligations, and such obligations only arise if CEC or CEOC do not pay or advance expenses as provided under their indemnification arrangements with Mr. Cohen.
Agreements with Caesars Entertainment and its Subsidiaries
CAC/CEC Merger Agreement
On February 20, 2017, we and CEC entered into the First Amendment to the Amended and Restated Agreement and Plan of Merger (the "Amendment"), which amends the Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2016, between us and CEC (as amended by the Amendment, the "CAC/CEC Merger Agreement"), pursuant to which we will merge with and into CEC, with CEC as the surviving entity (the "CAC/CEC Merger").
The Amendment provides for, among other things, a fixed exchange ratio such that upon consummation of the CAC/CEC Merger, each share of CAC's Class A common stock and CAC's Class B common stock (collectively, the "CAC Common Stock"), issued and outstanding immediately prior to the effective time of the CAC/CEC Merger will be converted into, and become exchangeable for, 1.625 shares of CEC common stock (the "Exchange Ratio"). The Exchange Ratio was calculated using the treasury stock method based on the daily volume-weighted average price of the CAC Common Stock and CEC common stock for the 20 consecutive trading days ended February 14, 2017 after taking into account the amount of CEC common stock to be issued pursuant to that Third Amended Joint Plan of Reorganization of CEOC and its debtor subsidiaries that was confirmed by the entry of an order by the United States Bankruptcy Court for the Northern District of Illinois on January 17, 2017 (the "Plan"), but without giving effect to the conversion of the convertible notes to be issued by CEC or the buy-back of CEC common stock from certain creditors of CEOC, each as contemplated by the Plan.
CAC's and CEC's obligation to consummate the CAC/CEC Merger remains subject to (i) the receipt of (x) applicable regulatory approvals, including, if required, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (y) certain tax opinions regarding the tax treatment of certain transactions contemplated by the Plan, (ii) the substantially contemporaneous consummation of the Plan and (iii) other customary closing conditions.
Stockholders of each of CAC and CEC will be asked to vote on the adoption of the CAC/CEC Merger Agreement at special meetings of CAC's stockholders and CEC's stockholders, respectively, that will each be held on a date to be announced.
Restructuring Support Agreement
In connection with the entry into the CAC/CEC Merger Agreement and the Voting Agreement, on July 9, 2016, CAC and CEOC agreed to amend and restate the Restructuring Support Agreement (as amended and restated, the "Restructuring Support Agreement"), dated as of June 12, 2016, among CAC, CEOC and CEC. The Restructuring Support Agreement, among other things, (i) requires CAC to use commercially reasonable efforts to cause the meeting of the holders of shares of CAC Common Stock for purposes of seeking the CAC Requisite Vote (as defined in the CAC/CEC Merger Agreement) to be held and completed prior to the date that is ten days prior to the commencement date of the confirmation hearing (the "Voting Deadline Date") in the Chapter 11 Cases (as defined in the CAC/CEC Merger Agreement), in compliance with the terms of the CAC/CEC Merger Agreement and (ii) cease to be effective on the Voting Deadline Date, unless prior to the Voting Deadline Date, each of the CAC Requisite Vote and the CEC Requisite Vote (as defined in the CAC/CEC Merger Agreement) has been validly obtained, unless the Voting Deadline Date is waived or extended by CEOC.
Furthermore, the Restructuring Support Agreement provides that it does not restrict the ability of CAC to effect the sale or other transfer of all or any material portion of the CIE business or assets; provided that if any such CIE sale is consummated prior to the effective date of the Plan, the net cash proceeds of such transaction that are payable to or received by

CGP LLC will not be distributed (by dividend or other distribution) or otherwise paid to any person or entity prior to the effective date of the Plan and shall be held separate in a separate account and not commingled with any other cash held by CAC, CGP LLC, CIE or any of their respective subsidiaries or affiliates, other than, among other things, a distribution or advance to CEC or any of its subsidiaries for the payment of professional fees in an aggregate amount not to exceed $200 million and for the support or advancement of a proposed casino project in South Korea not to exceed $100 million.
Second Lien RSA
On October 4, 2016, CAC, solely with respect to certain sections of the Second Lien RSA (as defined below), CEC, CEOC, holders (the "Consenting Second Lien Creditors") of a significant amount of claims in respect of CEOC's 12.75% Second-Priority Senior Secured Notes due 2018 (the "12.75% Notes"), 10.00% Second-Priority Senior Secured Notes due 2018 (the "10.00% Notes") and 10.00% Second-Priority Senior Secured Notes due 2015 (collectively, the "Second Lien Notes" and, the claims with respect thereto, the "Second Lien Bond Claims") and the Official Committee of Second Priority Noteholders (the "Second Lien Committee") entered into a Restructuring Support, Forbearance and Settlement Agreement (the "Second Lien RSA") with respect to the restructuring of CEOC's and CEC's indebtedness. The Second Lien RSA became effective once it was signed by the Second Lien Committee and all members of the Second Lien Committee that are holders of Second Lien Bond Claims (the "Agreement Effective Date").
CAC is a party to the Second Lien RSA solely for purposes of Sections 2(b)(vii), 5(g) and 30, and is not bound by any other provisions of the Second Lien RSA. CAC has agreed to amend the Voting Agreement to add the Second Lien Committee and Requisite Consenting Second Lien Creditors (as defined in the Second Lien RSA) as third party beneficiaries thereunder. In addition, CAC, along with CEC and CEOC, have agreed to refrain from taking any actions outside of the ordinary course of business that would have a material adverse effect on Consenting Second Lien Creditors' recovering under the joint Chapter 11 plan of reorganization for CEOC or the Chapter 11 plan of reorganization of CEC, if applicable, or the contributions to be provided to the debtors under the plans of reorganization, other than with the prior written consent of the Second Lien Committee. Further, CAC has agreed to provide the Second Lien Committee reasonable access to information concerning the business of CAC, subject to conditions set forth in the Second Lien RSA.
CIE Proceeds and Reservations of Rights Agreement
On September 9, 2016, CAC, CIE, CEC and CEOC entered into the CIE Proceeds and Reservation of Rights Agreement (including exhibits thereto and as amended on October 7, 2016, the "CIE Proceeds Agreement") in connection with (i) the Restructuring Support Agreement, (ii) the Amended and Restated Restructuring Support, Settlement and Contribution Agreement, dated as of July 9, 2016 (the "CEOC-CEC RSA," and together with the Restructuring Support Agreement, the "Caesars RSAs"), entered into by and between CEOC and CEC, and (iii) the Purchase Agreement for the SMG Sale. The Caesars RSAs and the Purchase Agreement provided, among other things, for parameters regarding the use of the CIE Proceeds.
Pursuant to the CIE Proceeds Agreement, CIE agreed to, prior to the closing of the SMG Sale, enter into an escrow agreement (the "CIE Escrow Agreement"), under which CIE has agreed to deposit into an escrow account (the "CIE Escrow Account") the CIE Proceeds in excess of the sum of certain amounts used for the payment of transaction expenses related to the closing of the SMG Sale, distribution to minority shareholders or equity holders of CIE related to the repurchase of CIE equity interests held by such holders and certain tax payments.
The CIE Proceeds Agreement provides that funds in the CIE Escrow Account may only be released (i) pursuant to the terms set forth in the CIE Proceeds Agreement and the CIE Escrow Agreement, (ii) with the joint written consent of CIE and CEOC or (iii) pursuant to an order of a court of competent jurisdiction. CIE or CEOC may, as applicable and as permitted by the CIE Proceeds Agreement, request that the funds held in the CIE Escrow Account be disbursed for certain permitted uses, as further detailed in the CIE Proceeds Agreement. Subject to the satisfaction of the conditions set forth in the CIE Proceeds Agreement, the escrow agent under the CIE Escrow Agreement will be required to disburse the funds within a certain period of time, for so long as the other party has not objected to such disbursement; provided, that any payments to CEC and CEOC from the CIE Escrow Account will only be made at least 60 days after the closing of the SMG Sale after satisfaction of additional conditions described in the CIE Proceeds Agreement. The possible objections to a disbursement are limited to not complying with the conditions set forth in the CIE Proceeds Agreement or not agreeing to the calculations of the amounts to be disbursed.
The parties agreed that neither the CIE Proceeds Agreement nor the consummation of the transactions contemplated by the Purchase Agreement restricts in any way any rights the parties may have with respect to certain net operating losses and other tax attributes generated by CEOC and its subsidiaries, on the terms and conditions set forth in the CIE Proceeds Agreement. In addition, CIE has agreed to obtain the prior written consent of CEOC to amend or waive any provision from the Purchase Agreement that would, or would reasonably expect to, reduce the CIE Proceeds. The CIE Proceeds that have not been distributed for permitted uses will remain in the CIE Escrow Account until the occurrence of certain bankruptcy release events, as further detailed in the CIE Proceeds Agreement.

On October 7, 2016, CAC, CIE, CEC and CEOC entered into an amendment of the CIE Proceeds Agreement (the "CIE Proceeds Amendment"). The CIE Proceeds Amendment provides that the maximum amount to be paid pursuant to the CIE Proceeds Agreement to CEC for payment of (a) certain professional fees and disbursements and (b) other amounts in accordance with the Second Lien RSA (the "CEC Expense Amounts") will be increased to $235 million and allows CEC to use the CEC Expense Amounts to pay certain fees pursuant to the Second Lien RSA. The CIE Proceeds Amendment also modifies the time periods in which certain funds may be released to CEC from the CIE Escrow Account. The CIE Proceeds that have not been distributed for permitted uses will remain in the CIE Escrow Account until the occurrence of certain bankruptcy release events, as further detailed in the CIE Proceeds Agreement.
The Consent to CIE SMG Sale Transaction
On September 23, 2016, CAC and CEC entered into an agreement regarding CEC's consent to the SMG Sale. Subject to the terms and conditions of the agreement, CEC granted any and all approvals, consents or waivers with respect to the SMG Sale, in accordance with the CAC/CEC Merger Agreement. In addition, CEC separately waived its right of first offer and consented (as described above) to the sale for all purposes in connection with the CGP Operating Agreement.
Furthermore, CEC and CAC agreed to use commercially reasonable efforts to amend the CGP Operating Agreement to, among other things, permit CGP LLC, following the closing of the sale to (1) make one or more non-pro rata distributions or advances to CEC of up to $200.0 million for professional fees and up to $100.0 million to support a proposed casino project in South Korea, and (2) make one or more non-pro rata distributions to CAC to pay tax liabilities resulting from the sale.
CIE Management Investor Rights Agreement, or MIRA
In connection with and effective at the closing of the SMG Sale, CIE terminated (a) that certain Amended and Restated CIE Management Investor Rights Agreement, dated November 22, 2010, as amended, among CIE, CGP LLC, CIE Growth and the other stockholders party thereto (the "MIRA") and (b) that certain Adoption Agreement, dated as of March 30, 2012, among Rock Gaming, CIE, CGP LLC and CIE Growth. The MIRA, among other things, allowed the Sponsors to require management security-holders to participate in certain sale transactions involving CIE common stock or assets; allowed management security-holders to participate in certain CIE stock sale transactions; allowed management security-holders to require CIE to repurchase their shares of CIE common stock in certain circumstances involving certain termination; and allowed CIE to repurchase all or any portion of its common stock (and vested equity awards) held by management security-holders upon certain terminations of employment.
CGP Operating Agreement
HIE Holdings, Inc. and Harrah's BC, Inc., which are subsidiaries of CEC (collectively, the "CEC Members"), and CAC are parties to CGP LLC's Amended and Restated Limited Liability Company Agreement (as amended from time to time, the "CGP Operating Agreement") under which CAC manages and operates the business and affairs of CGP LLC as the managing member and sole holder of its voting units, and may request certain back-office and advisory services from CEOC under the CGP Management Services Agreement, as described below. Generally, the services that would otherwise be performed under the CGP Management Services Agreement are now performed by CES pursuant to other arrangements.
Approval by our Board is required to approve certain significant corporate actions at CGP LLC, including, among other things, liquidation or dissolution; merger, consolidation or sale of all or substantially all of the assets of CGP LLC or any of its subsidiaries; acquisitions or investments outside of the ordinary course of business; and material amendments to the CGP Operating Agreement. The CGP Operating Agreement may not be amended in a manner that adversely affects the interests or rights of CEC or any other member of CGP LLC that is a wholly owned subsidiary of CEC, including HIE Holdings, Inc. and Harrah's BC, Inc.
All of the holders of CGP LLC's units are entitled to share equally in any distributions that CAC, as managing member, may declare from legally available sources, subject to the distribution waterfall in connection with a liquidation, a partial liquidation or sale of material assets. All of the holders of units are also entitled to receive quarterly cash tax distributions (other than in connection with a liquidation or certain partial liquidations). The Call Right, the liquidation right held by CAC and the development of ongoing business opportunities are further described below.
The management, operation and power of CGP LLC is vested exclusively in CAC and is independent of CEC; provided, however, that the CGP Operating Agreement contains certain provisions requiring CAC to cause CGP LLC to interact with CEC on an arm's length basis.
In connection with the SMG Sale, the CEC Members, CEC and CAC amended the CGP Operating Agreement to, among other things, permit CGP LLC to make one or more non-pro rata special distributions following the sale to (1) the CEC Members in an amount (a) up to $235 million for the payment of professional fees and certain payment obligations set forth in the CIE Proceeds Agreement and the Second Lien RSA, (b) up to $50 million for the replenishment of a deposit previously made by CEC for the support or advancement of a proposed casino project in South Korea, and (c) equal to a $35 million special distribution to satisfy certain payment obligations as set forth in the CIE Proceeds Agreement and (2) CAC of up to $300 million to pay tax liabilities resulting from the SMG Sale.
Contingently Issuable Non-Voting Membership Units
Pursuant to the terms of the CGP Operating Agreement, in conjunction with CGP LLC's acquisition of CIE from CEC, CGP LLC was obligated to issue additional non-voting membership units to CEC to the extent that the earnings from a specified portion of CIE's SMG Business exceeded a predetermined threshold amount in 2015. During the year ended December 31, 2016, CGP LLC issued approximately 31.9 million additional Class B non-voting units pursuant to the terms of the CGP Operating Agreement, resulting in CEC's economic ownership in CGP LLC increasing from 57.4% to 61.2%, as of the distribution.
Call Right
As set forth in our certificate of incorporation and the CGP Operating Agreement, after the third anniversary of the closing of certain asset purchase and contribution transactions (the "Initial Transactions," which closing occurred on October 21, 2013), CEC and/or its subsidiaries will have the right, which it may assign to any of its affiliates or to any transferee of all non-voting units of CGP LLC held by CEC and which may only be exercised under certain circumstances as described below, to acquire all or a portion of the voting units of CGP LLC, or at our election and subject to the approval of our stockholders, the shares of our Class A common stock, not otherwise owned by CEC and/or its subsidiaries at such time (the "Call Right"). The purchase consideration may be, at CEC's option, cash or shares of CEC's common stock valued at market value, net of customary market discount and expenses, provided that the cash portion will not exceed 50% of the total consideration in any exercise of the Call Right. The purchase price will be the fair market value of the voting units of CGP LLC (or shares of our Class A common stock) at such time based on an independent appraisal, subject to (i) a minimum purchase price equal to the capital contribution in respect of such units plus a 10.5% per annum return on such capital contribution, or (ii) a maximum purchase price equal to the capital contribution in respect of such units plus a 25% per annum return on such capital contribution, in either case, taking into account prior distributions (other than tax distributions) with respect to such units.
The Call Right may be exercisable in part by CEC (up to three times), but until the Call Right is exercised in full, any voting units of CGP LLC (or shares of our Class A common stock) acquired by CEC will be converted into non-voting units (or non-voting shares of our Class B common stock). Additionally, the Call Right may only be exercised by CEC and/or its subsidiaries if, at the time of such exercise, (w) CEC and CAC enter into a resale registration rights agreement with respect to the shares of CEC common stock used as all or a portion of the purchase consideration in connection with the exercise of the Call Right, (x) the common stock of CEC (i) is registered with the SEC, (ii) is listed for trading and trades on a national securities exchange, and (iii) issuable upon exercise of the Call Right will represent, in the aggregate, not more than one half of the total CEC's common stock issued and outstanding giving effect to the exercise of the Call Right, (y) CEC has a minimum liquidity of $1.0 billion and a maximum net debt leverage ratio of 9.00 to 1.00, and (z) no event of default has occurred and is in effect under any financing agreement of CEC or its subsidiaries. Further, in the event that a stockholder vote of CEC is required in connection with the exercise of such Call Right, receipt of affirmative approval of such vote will be a condition to the exercise of the Call Right, and, at the closing of the Initial Transactions, affiliates of the Sponsors agreed to enter into a voting support agreement in favor of any such stockholder approval. In addition, a majority of the independent directors of the board of directors of CEC must approve the exercise of the Call Right by CEC and/or its subsidiaries. The Call Right will be transferable to a transferee that also receives a transfer of all of the non-voting units of CGP LLC, and exercisable by the transferee upon the same terms and conditions (including same consideration in the form of CEC stock) as applicable to CEC and its subsidiaries.
The Call Right will terminate upon completion of the CAC/CEC Merger.
Liquidation Right
Following the fifth anniversary of the closing of the Initial Transactions and until the eight-year and six-month anniversary of the closing of the Initial Transactions, our Board will have the right to cause a liquidation of CGP LLC, including the sale or winding up of CGP LLC, or other monetization of all of its assets and the distribution of the proceeds remaining after satisfaction of all liabilities of CGP LLC to the holders of CGP LLC's units according to the waterfall described below. On the eight-year and six-month anniversary of the closing of the Initial Transactions (unless otherwise agreed by CEC and us), if our Board has not previously exercised its liquidation right, CGP LLC will, and our Board will cause CGP LLC to, effect a liquidation.
Upon a liquidation, partial liquidation or sale of material assets, all net cash and other assets not monetizable of CGP LLC will, subject to applicable gaming regulatory laws, be distributed as follows: (i) first, to all units held by us until amounts distributed equal the return of our capital contribution (less an amount equal to the aggregate of the amount reimbursed in the form of the approximately $1.1 billion of aggregate principal amount of senior notes previously issued by CEOC and the aggregate value of our subscription rights that were distributed by CEC and that were restored to CEC by CGP LLC in the form of certain notes issued by CEOC with equivalent value to the rights value (such amount, the "Capital Shift Amount")) plus a 10.5% per annum of return on such capital contribution (such return to begin accruing on the proceeds in excess of the purchase price of Planet Hollywood, Horseshoe Baltimore and 50% of the related management fees only upon the investment of such excess proceeds by CGP LLC); (ii) second, to the CEC Members in an amount equal to the difference between (x) the amount CEC and/or its subsidiaries would have received had the non-pro rata special distributions made pursuant to the amendments to the CGP Operating Agreement in connection with and following the SMG Sale in September 2016 been made pro rata based on the members' respective company percentage interests in CGP LLC as of the closing of the SMG Sale and (y) the amount of special distributions actually received by CEC and/or its subsidiaries; (iii) third, to all units held by CEC and/or its subsidiaries until CEC catches up (on a per unit basis) to its respective amount distributed in provision (i) (including the 10.5% per annum of return on the capital contribution) and CEC receives the Capital Shift Amount; and (iv) fourth, to all holders of units pro rata.
The structure pursuant to which CGP LLC will effect a liquidating distribution, sale of CGP LLC or other similar transaction that provides liquidity to the holders of CGP LLC's units as described above will be determined by a special-purpose liquidation committee that will include representatives from CEC and us. In connection with any liquidation of CGP LLC, we will have an approval right over any sale or other monetization of assets of CGP LLC that would not exceed the greater of (x) the book value of CGP LLC, and (y) the value of CGP LLC as determined by an appraiser selected by CAC.
Business Opportunities
Pursuant to the CGP Operating Agreement, when we consider new investment and acquisition opportunities, we have to submit them to CEC, except for any expansion, add-on or additional investment in respect of any existing gaming property of CGP LLC or its subsidiaries, or with respect to CIE, any potential future investment or acquisition by CIE. A committee of the board of directors of CEC comprised of disinterested directors will make the determination on behalf of CEC to (1) exercise its right of first offer to pursue any potential project itself, or (2) decline the project for itself, after which CGP LLC may elect or decline to pursue the project. When CEC considers new investment and acquisition opportunities, CEC will have the option to (1) pursue any potential project itself, or (2) decline the project for itself, after which CGP LLC may elect or decline to pursue the project. In the event CEC declines an opportunity and CGP LLC undertakes the opportunity, CGP LLC will retain a 50% financial stake in the management fee to be received by CEC, unless otherwise agreed, and CGP LLC will acquire 100% of the new equity in such opportunity. In the event CGP LLC plans to sell any of its assets to third parties, CEC will have the first right to make an offer to purchase such assets. This arrangement will terminate upon completion of the CAC/CEC Merger.
Equity Registration Rights
The CGP Operating Agreement provides that on or after the fifth anniversary of the closing of the Initial Transactions, the non-voting units of CGP LLC will be exchangeable into non-voting shares of CAC Class B common stock with equivalent terms to the non-voting units of CGP LLC and with the addition of rights to have all such CAC Class B common stock registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to demand and shelf registration rights. In addition, to the extent that the CAC Common Stock held by the Sponsors and their co-investors are deemed control and/or restricted securities, the Sponsors and their co-investors will also have the right to have all of their CAC Common Stock registered under the Securities Act, pursuant to demand and shelf registration rights with respect to such CAC Common Stock. CAC, CGP LLC, certain subsidiaries of CEC as holders of CGP LLC's non-voting units convertible into CAC Class B common stock, and the Sponsors and their co-investors entered into a registration rights agreement (the "Registration Rights Agreement") that governs the terms of the demand and shelf registration rights. In addition, CEC and CAC entered into a registration rights agreement (the "Resale Registration Rights Agreement") on substantially the same terms as the Registration Rights Agreement. The Resale Registration Rights Agreement grants demand and shelf registration rights to CAC in the event that CAC receives CEC publicly traded stock as compensation upon exercise of the Call Right and such stock is deemed control and/or restricted securities.
Debt Registration Rights
On August 6, 2014, CGP LLC effectuated a distribution of 100% of the CEOC 6.50% Senior Notes due 2016 (the "6.50% Senior Unsecured Notes") and the CEOC 5.75% Senior Notes due 2017 (the "5.75% Senior Unsecured Notes," and, together with the 6.50% Senior Unsecured Notes, the "Senior Unsecured Notes") as a dividend to its members, pro rata based upon each member's ownership percentage in CGP LLC (the "Notes Distribution"). We, as a member of CGP LLC and the holder of 42.4% of the economic interests in CGP LLC, received in connection with the Notes Distribution $137.5 million in aggregate principal amount of the 6.50% Senior Unsecured Notes and $151.4 million in aggregate principal amount of the 5.75% Senior Unsecured Notes. On August 6, 2014, we entered into that certain Registration Rights and Cooperation Agreement (the "CEOC Registration Rights Agreement"), by and between us and CEOC. Pursuant to the CEOC Registration Rights Agreement, CEOC granted us registration rights to, and agreed to assist and cooperate with us in conducting a possible private placement of the Senior Unsecured Notes received by us, pursuant to the Notes Distribution made by CGP LLC.

Pursuant to the CEOC Registration Rights Agreement, CEOC has agreed to (1) prepare a "shelf" registration statement (the "CEOC Shelf Registration Statement"), (2) use commercially reasonable efforts to have the CEOC Shelf Registration Statement declared effective by the SEC and (3) use commercially reasonable efforts to maintain the effectiveness of the CEOC Shelf Registration Statement, as further specified in the CEOC Registration Rights Agreement. If by October 31, 2014, CEOC did not file, or failed to maintain the effectiveness of, the CEOC Shelf Registration Statement, we may request that (i) CEOC register all or part of the Senior Unsecured Notes under the Securities Act and/or (ii) CEOC assist and cooperate in conducting a private placement of the Senior Unsecured Notes received by us pursuant to the Notes Distribution, subject to certain blackout periods. As of the date of this Form 10-K/A, CEOC has not filed the CEOC Shelf Registration Statement, and we have not requested CEOC to take any action as described in the preceding sentence. In addition to the provisions discussed above, the CEOC Registration Rights Agreement includes provisions concerning registration procedures and indemnification and contribution obligations, amongst other things.
Pursuant to the Plan, CAC will waive its recoveries on approximately $293 million (including accrued and unpaid interest) of CEOC's 6.50% Senior Unsecured Notes and 5.75% Senior Unsecured Notes, and therefore, will not receive any payment with respect to such Senior Unsecured Notes.
CGP Management Services Agreement
In connection with the Initial Transactions, on October 21, 2013, CAC and CGP LLC entered into a management services agreement with CEOC pursuant to which CEOC and its subsidiaries provide certain services to CAC, CGP LLC and their subsidiaries (the "CGP Management Services Agreement"). Generally, the services that would otherwise be performed under the CGP Management Services Agreement are now performed by CES pursuant to other arrangements. Under the CGP Management Services Agreement, at the request of CAC, CEOC may also provide certain business advisory services, including identifying and analyzing opportunistic investments and developing and implementing corporate and business strategies. While CEOC may provide recommendations in its role as service provider, its primary role under the CGP Management Services Agreement would be to provide administrative and operational services as requested by our Board of Directors and executive officers. CAC holds all of the voting and decision-making power to authorize and implement strategies and operational direction at CGP LLC.
The agreement, among other things:

•
contemplates that CEOC and its subsidiaries will provide certain corporate services and back-office support, which will include, but not be limited to: (1) maintaining books and records in accordance with generally accepted accounting principles, or GAAP; (2) preparing financial statements in accordance with GAAP; (3) preparing operating and capital budgets (including budgets in support of the services fees required to be paid) which will be approved by CAC; (4) establishing bank accounts, if necessary, and providing treasury and cash management functions; (5) arranging for letters of credit, as needed; (6) paying certain outstanding accounts payable, payroll and other expenses on a fully reimbursable basis; (7) preparing and filing all regulatory filings, including SEC filings and those required by any gaming control board or regulatory authority governing gaming; (8) providing access to certain trademarks for use in entity names; (9) providing access to certain proprietary business plans, projections and marketing, advertising and promotion plans, strategies, and systems; (10) providing access to lobbying services; and (11) providing certain centralized services including information technology services, information systems, website management, vendor relationship management, real estate, strategic sourcing, design and construction, regulatory compliance functions, finance and accounting, consolidated finance operations, risk management, internal audit, tax, record keeping and subsidiary management, treasury functions, regulatory compliance, human resources, compensation, benefits, marketing and public relations, legal, payroll, accounts payable, security and surveillance, government relations, communications and data access;

•
contemplates that CEOC and its subsidiaries will provide certain advisory and business management services, which will include, but not be limited to, assistance in: (1) developing and implementing corporate and business strategy and planning; (2) identifying, analyzing, preparing for, negotiating, structuring and executing acquisitions, joint ventures, development activities, divestitures, investments and/or other opportunistic uses of capital; (3) legal and accounting consultancy services; (4) design and construction consultancy services; and (5) analyzing and executing financing activities;

•	allows the parties to modify the terms and conditions of the performance of any of the services and to request additional services from time to time; and

•	provides for payment of a service fee by CAC and/or CGP LLC in exchange for the provision of services.

CIE Shared Services Agreement
CIE is party to that certain shared services agreement, dated as of May 1, 2009 (the "Shared Services Agreement") with CEC and HIE Holdings, Inc., pursuant to which CEOC may provide certain services to CIE. The agreement, among other things:

•
contemplates that CEOC will provide certain services related to accounting, risk management, tax, finance, recordkeeping, financial statement preparation and audit support, legal, treasury functions, regulatory compliance, information systems, office space and corporate and other centralized services;

•	allows the parties to modify the terms and conditions of CEC's performance of any of the services and to request additional services from time to time; and

•	provides for payment of a service fee to CEC in exchange for the provision of services in an amount equal to the fully allocated cost of such services plus 10%.
Since 2015, all CIE enterprise services are provided by CES in accordance with the CES Agreements discussed below with the CIE cost allocation calculated in accordance with the Shared Services Agreement.
CIE Cross Marketing and Trademark License Agreement
CIE is party to a cross marketing and trademark license agreement with each of Caesars World, Inc. ("CWI"), Caesars License Company, LLC ("CLC"), CEC and CEOC (the "Cross Marketing and Trademark License Agreement"). In addition to granting CIE the exclusive rights to use various trademarks of CEC in connection with social and mobile games and online real money gaming in exchange for royalty payments to CEOC of 3% of the net sales derived from such games, this agreement also provides that CEC and CEOC will provide certain marketing and promotional activities for CIE, including its participation in the Total Rewards loyalty program, and CIE will provide certain marketing and promotional activities for CEC and CEOC.
However, the marketing and promotional activities that would otherwise be performed under the Cross Marketing and Trademark License Agreement are now performed by CES under the CES Agreements described below. The agreement also provides for certain revenue share arrangements where CIE pays CEOC a percentage of net sales derived from customer referrals. This agreement is in effect until December 31, 2026, unless earlier terminated pursuant to the agreement's terms. CIE paid $6.5 million for the year ended December 31, 2016, pursuant to the terms of the Cross Marketing and Trademark License Agreement.
In connection with the SMG Sale, CIE granted Playtika, Ltd. licenses to certain intellectual property owned by or licensed to CIE, and Playtika, Ltd. granted a license to CIE in certain patents owned by Playtika, Ltd. and Playtika Santa Monica, LLC.
CIE granted an exclusive license to Playtika, Ltd. with respect to the WSOP and other WSOP-related trademarks and designs for use in Playtika, Ltd.'s social and mobile games for a 3% royalty on net revenues (the "WSOP License"). The WSOP License will remain in effect until September 23, 2031, but may be renewed for an additional ten (10) year term if a specified minimum aggregate amount of royalties is paid to CIE during the initial term. CIE has agreed that, during the term of the WSOP License, it will not use, or license any of the WSOP licensed property in connection with Play-For-Fun Gaming; provided, however, that CIE may use or license the WSOP licensed property in connection with Play-For-Fun Gaming so long as it is not offered as a stand-alone product and CIE or its licensee do not sell virtual coins in connection with such Play-For-Fun Gaming. CIE is also obligated to market and promote Playtika, Ltd.'s WSOP-branded games on CIE's WSOP website and on other marketing channels.
CIE also sublicensed on an exclusive basis to Playtika, Ltd. certain of the trademarks licensed to CIE by CEOC and certain of its affiliates under the Cross Marketing and Trademark License Agreement for use in Playtika, Ltd.'s social and mobile games for a 3% royalty on net revenues. The sublicense agreement will remain in effect for the term of the Cross Marketing and Trademark License Agreement. CIE has agreed that, during the term of the sublicense agreement, it will not use, or license any of the sub-licensed marks in connection with Play-For-Fun Gaming; provided, however, that CIE may use or license the sub-licensed marks in connection with Play-For-Fun Gaming so long as it is not offered as a stand-alone product and CIE or its licensee do not sell virtual coins in connection with such Play-For-Fun Gaming.
Playtika, Ltd. and Playtika Santa Monica, LLC have granted CIE a royalty-free, non-exclusive license under patents owned by them for use in CIE's and its affiliates' Real-Money Gaming business. The patent license also permits CIE and its affiliates to offer Play-For-Fun games in connection with Real Money Gaming so long as they (i) are not offered as stand-alone products and virtual coins are not sold in connection with them and (ii) are not offered in a manner that would violate the WSOP License or the trademark sublicense agreement. The patent license does not restrict CIE and its affiliates from offering Play-For-Fun games whose operation would not infringe the licensed patents. The patent license will remain in effect on a country-by-country basis until the expiration of all valid claims in the licensed patents in such country.

Tax Matters Agreement
In connection with the contribution of CIE to CGP LLC, CIE entered into a tax matters agreement with CEC (the "Tax Matters Agreement"). The Tax Matters Agreement governs the respective rights, responsibilities, and obligations of CEC and CIE with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes with respect to CIE. The Tax Matters Agreement will remain in effect until the parties agree in writing to its termination. In general, under the Tax Matters Agreement:

•	CIE and CEC agree to cooperate with each other in the preparation of tax returns and with regard to any audits related to the tax returns of CIE or CEC;

•
with respect to any period (or portion thereof) ending prior to CIE's deconsolidation from CEC's "consolidated group" for U.S. federal income tax purposes, CEC will pay (i) any U.S. federal income taxes of the "consolidated group" of which CEC is the common parent, and (ii) any state or local income taxes that are determined on a consolidated, combined, or unitary basis, and if CIE (including any of CIE's subsidiaries) is included in that consolidated, combined, or unitary group, CIE will pay CEC an amount equal to the amount of U.S. federal, state, or local income tax (as applicable) that CIE would have paid had CIE filed a separate consolidated U.S. federal, state, or local income tax return (as applicable) for any such period (or portion thereof), subject to certain adjustments;

•
with respect to any period (or portion thereof) beginning after CIE's deconsolidation from CEC's "consolidated group," CIE will be responsible for any U.S. federal, state, or local income taxes of CIE and its subsidiaries;

•	CEC will be responsible for any U.S. federal, state, local, or foreign taxes due with respect to tax returns that include only CEC and/or its subsidiaries (excluding CIE and its subsidiaries); and

•	CIE will be responsible for any U.S. federal, state, local, or foreign taxes due with respect to tax returns that include only CIE and/or CIE's subsidiaries.
Management Agreements
Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell Management Fees
The property managers are wholly-owned indirect subsidiaries of CEOC, and, prior to the assignment of each respective management agreement to CES as of October 1, 2014, managed the operations of Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell. Fees paid to the property managers for such services include a base management fee calculated at 2.0% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 5.0% of EBITDA less the base management fee. For the year ended December 31, 2016, fees totaled $28.6 million. As of December 31, 2016, the payable balance related to these fees was $1.0 million.
In May 2014, Caesars Growth Properties Holdings, LLC ("CGPH") purchased a 50% interest in the management fee revenues of the property managers for $138.0 million, recognized as a long-term prepaid asset. The prepaid asset will be amortized over 15 years, which represents the term of the related management contracts. During the year ended December 31, 2016, CGP LLC recorded amortization of $9.2 million. Additionally, during the year ended December 31, 2016, CGP LLC received 50% of the management fees paid in the amount of $14.3 million.
Planet Hollywood and Horseshoe Baltimore Management Fees
PHW Manager, LLC is a wholly-owned subsidiary of CEOC, and, prior to the assignment of the management agreement to CES as of October 1, 2014, managed the operations of Planet Hollywood. Fees paid to PHW Manager, LLC for such services include a base management fee calculated at 3.0% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 4.5% of EBITDA less the base management fee. For the year ended December 31, 2016, fees totaled $23.0 million. As of December 31, 2016, the payable balance related to these fees was $0.8 million.
Caesars Baltimore Management Company, LLC ("CBMC"), a wholly-owned subsidiary of CEOC, manages the operations of the Horseshoe Baltimore. Fees paid to CBMC for such services include a base management fee calculated at 2.0% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 5.0% of EBITDA less the base management fee. The Horseshoe Baltimore completed construction and commenced operations in August 2014. For the year ended December 31, 2016, fees totaled $9.8 million. As of December 31, 2016, the payable balance related to these fees was $6.2 million.
On October 21, 2013, CGP LLC purchased a 50% interest in the management fee revenues of PHW Manager, LLC and CBMC, which holds a management agreement to manage the Horseshoe Baltimore for $90 million. The majority of the prepaid assets totaling $70 million is related to Planet Hollywood and will be amortized over 35 years, which represents the term of the related management contract. The remaining $20 million, related to the equity interests of Caesars Baltimore

Investment Company, LLC, will be amortized over 15 years, which represents the term of the related management contract. For the year ended December 31, 2016, CGP LLC recorded amortization in the amount of $3.3 million.
Additionally, for the year ended December 31, 2016, CGP LLC received 50% of the Planet Hollywood management fee paid in the amount of $11.5 million. For the year ended December 31, 2016, CGP LLC received 50% of the Horseshoe Baltimore management fee paid in the amount of $4.9 million.
Horseshoe Baltimore Consulting Agreements
On October 23, 2012, CBAC Gaming, LLC ("CBAC Gaming") entered into a development and consulting agreement with CVPR Consulting, LLC and a consulting agreement with PRT TWO LLC to assist with the development of Horseshoe Baltimore. Also on October 23, 2013 CBMC entered into a consulting agreement with Rock Gaming to assist with the development of Horseshoe Baltimore. Through December 31, 2015, rather than allocate the fee CBMC would pay to Rock Gaming to CBAC Gaming, CBAC Gaming directly paid Rock Gaming. During the year ended December 31, 2016, it was determined that CBMC would pay Rock Gaming which resulted in a $2.8 million expense reduction for Horseshoe Baltimore management fees. For the year ended December 31, 2016, consulting agreement fees totaled $1.9 million. For the year ended December 31, 2016, the payable balance related to the consulting agreement fees was $0.3 million.
CIE's Credit Agreement with CEC
On November 29, 2011, CIE entered into the second amended credit agreement with CEC whereby CEC agreed to provide CIE with a revolving credit facility of up to $146.9 million. The credit facility had an outstanding principal balance of $39.8 million as of December 31, 2014, which was repaid in its entirety during the year ended December 31, 2015 and there was no outstanding balance at December 31, 2016.
CES Agreements
In May 2014, CEC formed CES, a joint venture among CEOC, Caesars Entertainment Resort Properties, LLC ("CERP"), and CGPH (together the "CES Members" and each a "CES Member"). At that time, the parties entered into the "Omnibus Agreement," which granted various licenses to the CES Members and certain of their affiliates in connection with the implementation of CES. Under the Omnibus Agreement, CEOC, CLC, CWI and certain of CEOC's subsidiaries that are the owners of properties and related intellectual property granted CES a non-exclusive, irrevocable, world-wide, royalty-free license in and to all intellectual property owned or used by such licensors, including all intellectual property (a) currently used, or contemplated to be used, in connection with the properties owned by the CES Members and their respective affiliates, including any and all intellectual property related to the Total Rewards program, and (b) necessary for the provision of services contemplated by the Omnibus Agreement and by the applicable management agreement for any such property (collectively, the "Enterprise Assets"). CERP and CGPH also granted CES non-exclusive licenses to certain intellectual property, including intellectual property that is specific to properties controlled by CERP, CGPH or their respective subsidiaries.
CES manages certain Enterprise Assets and the other assets it owns, licenses or controls. In addition, certain of CEOC's subsidiaries' property management agreements have been assigned to CES and others may be assigned to CES in the future. While CES has attained certain key regulatory approvals, before CES can commence all activities in 10 jurisdictions, it may be required to obtain additional regulatory approvals in certain jurisdictions. Operating expenses are allocated to each CES Member with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements. Corporate expenses that are not allocated to the properties directly are allocated by CES to CEOC, CERP, and CGPH according to their allocation percentages (initially 70.0%, 24.6% and 5.4%, respectively), subject to annual review. As a result of an annual review undertaken in September 2015 but effective July 2015, the allocation percentages of CES members, CEOC, CERP and CGPH were revised to 65.4%, 21.8% and 12.8%, respectively. CGPH notified CES, CEOC and CERP that it objected to the September 2015 expense allocation but would pay the revised expense allocations under protest and reserved all rights. As a result of an annual review undertaken in August 2016 but effective January 2017, the allocation percentages for CEOC, CERP and CGPH were revised to 62.9%, 22.9% and 14.2%, respectively. CGPH notified CES, CEOC and CERP that it objects to the August 2016 expense allocation but will pay the revised expense allocations under protest and reserves all rights.
CES employs the employees who provide services to CEOC, CERP and CGPH, their affiliates and their respective properties and systems under each property's corresponding property management agreement. The employees include corporate and shared services employees. However, with respect to such employees' services in jurisdictions where CES regulatory approval has not been obtained, CEOC and its subsidiaries retain control over such services through employer understanding agreements with CES. CES' employment of the corporate and shared services employees has occurred in stages commencing October 2, 2014. In connection with employing the employees, CES assumed such employees' employment agreements (including the executive officers' employment agreements) and any collective bargaining agreements covering the employees.

CEC Service Provider Plan
As described above, on April 9, 2014, our Board approved the CEC Service Provider Plan, which gave CEC's officers, employees, consultants, advisors, contractors and other service providers the opportunity to receive equity-based compensation.

Item 14. Principal Accounting Fees and Services.
The following table summarizes the aggregate fees paid to, or to be paid to, Deloitte & Touche LLP for audit fees and services provided to CAC for fiscal years 2016 and 2015. The fee information in the table below includes fees incurred by CGP LLC, the joint venture between CAC and subsidiaries of CEC, and the amount of such fees are disclosed in the footnotes to the table, as applicable.

	2016	2015
Audit Fees (a)	$5,857,000	$6,330,000
Audit-Related Fees (b)	175,000	315,000
Tax Fees (c)	243,000	221,000
All Other Fees	—	—
Total	$6,275,000	$6,866,000

(a)	Audit Fees - Fees and out-of-pocket expenses for audit services consist of:

•	Audit of the Company's annual financial statements, including the audits of the various subsidiaries conducting gaming operations as required by the regulations of the respective jurisdictions;

•	Sarbanes-Oxley Act, Section 404 attestation services;

•	Reviews of the Company's quarterly financial statements;

•	Comfort letters, statutory and regulatory audits, consents, and other services related to SEC matters; and

•	Fees for the audits of 2016 and 2015 and for CAC and CGPH (an indirect subsidiary of CGP LLC and thus one of our indirect subsidiaries) registration statements.
For 2016, CGP LLC incurred $5.3 million of these audit fees and out-of-pocket expenses.

(b)	Audit-Related Fees - Fees and out-of-pocket expenses for audit-related services consist of:

•	Quarterly revenue and compliance audits performed at certain of our properties as required by state gaming regulations;

•	Internal control reviews; and

•	Agreed-upon procedures engagements.
For 2016, CGP LLC incurred $0.2 million in audit-related fees and out-of-pocket expenses.

(c)	Tax Fees
Tax Compliance. CAC did not incur fees for tax compliance services in 2016. CGP LLC incurred $0.2 million in fees and out-of-pocket expenses in 2016 for tax compliance services rendered to document, compute, and obtain government approval for amounts to be included in tax filings, which services consist of:

i.	Federal, state, and local income tax return assistance;

ii.	Requests for technical advice from taxing authorities;

iii.	Assistance with cost segregation services; and

iv.	Assistance with the calculation of research and development credits.
Tax Planning. CAC and CGP LLC did not incur fees for tax planning and advice services in 2016. Tax planning and advice are services rendered with respect to proposed transactions or that alter a transaction to obtain a particular tax result. Such services consisted of tax advice related to structuring certain proposed mergers, acquisitions, and disposals.
In considering the nature of the services provided by the independent auditor, CAC Board of Directors determined that such services are compatible with the provision of independent audit services. CAC Board of Directors discussed these services with the independent auditor and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.
CAC's Audit Committee approved Deloitte & Touche LLP's 2016 and 2015 Audit Fees. CAC's Audit Committee also requires that any requests for audit services be submitted to the Audit Committee for specific approval and cannot commence until such approval has been granted. Except for such services which fall under the de minimis provision of the pre-approval policy, any requests for audit-related, tax, or other services also must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairperson of the Audit Committee. The Chairperson must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.
In addition, although not required by the rules and regulations of the SEC, the Audit Committee generally requests a range of fees associated with each proposed service. Providing a range of fees for a service incorporates appropriate oversight and control of the independent auditor relationship, while permitting the Company to receive immediate assistance from the independent auditor when time is of the essence.
The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit, tax, and other services under certain circumstances. The provision allows for the pre-approval requirement to be waived if all of the following criteria are met: (1) the service is not an audit, review, or other attest service; (2) the estimated fees for such services to be provided under this provision do not exceed a defined amount of total fees paid to the independent auditor in a given fiscal year; (3) such services were not recognized at the time of the engagement to be non-audit services; and (4) such services are promptly brought to the attention of the Audit Committee and approved by the Audit Committee or its designee. No fees were approved under the de minimis provision in 2016 or 2015.

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

CAESARS ACQUISITION COMPANY
March 31, 2017	By:	/S/ MITCH GARBER
Mitch Garber
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MITCH GARBER	President and Chief Executive Officer	March 31, 2017
Mitch Garber	(Principal Executive Officer)

/s/ CRAIG ABRAHAMS	Chief Financial Officer	March 31, 2017
Craig Abrahams	(Principal Financial Officer)

/s/ TROY J. VANKE	Chief Accounting Officer	March 31, 2017
Troy J. Vanke	(Principal Accounting Officer)

/s/ MARC BEILINSON	Director	March 31, 2017
Marc Beilinson

/s/ PHILIP ERLANGER	Director	March 31, 2017
Philip Erlanger

/s/ DHIREN FONSECA	Director	March 31, 2017
Dhiren Fonseca

/s/ DON KORNSTEIN	Director	March 31, 2017
Don Kornstein

Director
Karl Peterson

/s/ MARC ROWAN	Director	March 31, 2017
Marc Rowan

/s/ DAVID SAMBUR	Director	March 31, 2017
David Sambur