Form 10-Q
period 2017-03-31
Caesars Acquisition Co
filed 2017-05-02
CIK 1575879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
 _________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2017
Class A Common Stock, $0.001 par value	138,867,897

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except par value and share data)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$32.3	$27.5
Receivable from related party	19.8	45.8
Prepayments and other current assets	1.4	1.8
Total current assets	53.5	75.1

Equity method investment in Caesars Growth Partners, LLC	1,636.9	1,605.8
Deferred tax assets	112.7	140.6
Total assets	$1,803.1	$1,821.5

Liabilities and Stockholders' Equity
Accrued income taxes	$2.4	$28.5
Total current liabilities	2.4	28.5
Deferred credits and other	95.0	94.2
Total liabilities	97.4	122.7

Commitments and contingencies (Note 6)

Stockholders' Equity
Common stock: $0.001 par value; 300,000,000 Class A shares and 900,000,000 Class B shares authorized at March 31, 2017 and December 31, 2016; 138,844,134 and 138,458,000 Class A shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	1,033.4	1,028.5
Retained earnings	672.2	670.2
Total stockholders' equity	1,705.7	1,698.8
Total liabilities and stockholders' equity	$1,803.1	$1,821.5
See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In millions, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues	$—	$—
Operating expenses	9.3	6.6
Loss from operations	(9.3)	(6.6)

Income from equity method investment in Caesars Growth Partners, LLC	13.8	24.4
Income before provision for income taxes	4.5	17.8
Provision for income taxes	(2.5)	(8.6)
Net income	2.0	9.2
Other comprehensive income, net of income taxes	—	—
Comprehensive income	$2.0	$9.2

Earnings per share
Basic	$0.01	$0.07
Diluted	$0.01	$0.07
Weighted average common shares outstanding
Basic	138.8	137.3
Diluted	139.2	137.5
See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In millions)

	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance at January 1, 2016	$0.1	$1,016.2	$51.1	$1,067.4
Net income	—	—	9.2	9.2
Stock-based compensation	—	0.8	—	0.8
Balance at March 31, 2016	$0.1	$1,017.0	$60.3	$1,077.4

Balance at January 1, 2017	$0.1	$1,028.5	$670.2	$1,698.8
Net income	—	—	2.0	2.0
Stock-based compensation	—	1.2	—	1.2
Common stock issuances	—	3.7	—	3.7
Balance at March 31, 2017	$0.1	$1,033.4	$672.2	$1,705.7
See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$2.0	$9.2
Adjustments to reconcile net income to cash flows provided by operating activities
Income from equity method investment in Caesars Growth Partners, LLC	(13.8)	(24.4)
Distributions from equity method investee Caesars Growth Partners, LLC	8.7	6.2
Stock-based compensation	1.2	0.8
Deferred income taxes	27.9	6.8
Net change in long-term accounts	0.8	—
Change in assets and liabilities:
Prepayments and other current assets	0.4	2.3
Accrued income taxes	(26.1)	—
Cash flows provided by operating activities	1.1	0.9
Cash flows provided by investing activities	—	—
Cash flows from financing activities
Proceeds from issuance of common stock	3.7	—
Cash flows provided by financing activities	3.7	—
Net increase in cash and cash equivalents	4.8	0.9
Cash and cash equivalents, beginning of period	27.5	19.1
Cash and cash equivalents, end of period	$32.3	$20.0
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
On July 9, 2016, CAC and CEC agreed to amend and restate the Merger Agreement (the "Amended Merger Agreement"). In connection with the entry into the Amended Merger Agreement, on July 9, 2016, (i) CAC and Caesars Entertainment Operating Company, Inc. ("CEOC"), a majority owned subsidiary of CEC, agreed to amend and restate the Restructuring Support Agreement (as amended, the "CAC RSA"), dated as of June 12, 2016, among CAC, CEOC and CEC; (ii) CEC and CEOC agreed to amend the Restructuring Support, Settlement and Contribution Agreement, dated as of June 7, 2016 (as amended, the "CEC RSA" and, together with the CAC RSA, the "Caesars RSAs"), between CEC and CEOC; and (iii) CAC entered into a Voting Agreement (the "Voting Agreement") with Hamlet Holdings LLC ("Hamlet Holdings"), and solely with respect to certain provisions of the Voting Agreement, affiliates of Apollo Global Management, LLC and TPG Capital, LP and certain of their co-investors (collectively, the "Holders"). The Caesars RSAs were entered into with respect to the restructuring of CEOC's indebtedness (the "Restructuring") and, together with the Amended Merger Agreement, were consistent with the terms proposed under the second amended Joint Chapter 11 plan of reorganization (as amended, the "Merger Plan") of CEOC and each of the debtors (together with CEOC, the "Debtors") in the CEOC Chapter 11 Cases.
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
The Amended Merger Agreement was fully negotiated by and between the special committee of the CAC Board (the "CAC Special Committee") and the special committee of the CEC Board (the "CEC Special Committee"), each composed solely of independent directors, and was approved by the CAC Board and the CEC Board. Stockholders of each of CAC and CEC will be asked to vote on the adoption of the Amended Merger Agreement at special meetings of CAC's stockholders and CEC's stockholders, respectively, that will each be held on a date to be announced. Pursuant to the Amended Merger Agreement, CAC and CEC, as applicable, have agreed to file a joint proxy statement/prospectus as soon as reasonably practicable following the date of the Amended Merger Agreement.
The closing of the merger is subject to the adoption of the Amended Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares of CAC's class A common stock, par value $0.001 per share, and CAC's class B common stock, par value $0.001 per share (collectively, the "CAC Common Stock") and CEC common stock, par value $0.01 per share ("CEC Common Stock"), respectively. In addition to the closing conditions originally set forth in the Merger Agreement, each of CAC and CEC have agreed that their respective obligation to consummate the merger is subject to the fulfillment of the Merger Plan containing the Debtor Release, the Third-Party Release and the Exculpation. However, the Amended Merger Agreement eliminated from the closing conditions set forth in the Merger Agreement (i) minimum cash closing conditions for both parties and (ii) a closing condition that limited tax costs relating to the Restructuring to close the Proposed Merger.
The Amended Merger Agreement provides certain termination rights to each of CAC and CEC based on, among other things: (i) CEOC filing (including any of its debtor subsidiaries), without CAC's or CEC's prior written consent, respectively, (x) a plan of reorganization, a disclosure statement or a proposed order entered by the Bankruptcy Court confirming the Merger Plan that is materially consistent with the Caesars RSAs and the Merger Plan and otherwise acceptable to each of CAC and CEC

("Confirmation Order") that does not include the Debtor Release, the Third-Party Release or the Exculpation as to CAC, CGP LLC, their subsidiaries, and their respective representatives ("CAC Released Parties") or CEC, its subsidiaries, and their respective representatives ("CEC Released Parties"), respectively, in form and substance consistent in all material respects with such provisions as set forth in the Merger Plan or (y) any motion, pleading or other document with the Bankruptcy Court in the CEOC Chapter 11 Cases that is otherwise materially inconsistent with the CAC RSA or CEC RSA, respectively, or the Merger Plan, (ii) the Confirmation Order (x) not including the Debtor Release, the Third-Party Release or the Exculpation as to the CAC Released Parties or the CEC Released Parties, respectively, in form and substance consistent in all material respect with such provisions as set forth in the Merger Plan or (y) not being otherwise materially consistent with the Merger Plan, (iii) the 105 Injunction Order no longer being in effect or, subject to certain conditions, CEOC failing to file a motion on or before August 14, 2016, or such earlier date as may be required by local rules governing the CEOC Chapter 11 Cases for the filing of such motion, seeking to extend the 105 Injunction Order currently in effect to the period ending on the confirmation date, (iv) either of the Caesars RSAs being terminated or becoming null and void or (v) the date on which the merger becomes effective not occurring by the close of business on December 31, 2017.
On February 20, 2017, CAC and CEC entered into the First Amendment to the Amended and Restated Agreement and Plan of Merger (the "Amendment"), which amends the Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2016, between CAC and CEC (as amended by the Amendment, the "Amended Merger Agreement").
The Amendment provides for, among other things, a fixed exchange ratio such that upon consummation of the Merger, each share of CAC Common Stock, issued and outstanding immediately prior to the effective time of the Merger will be converted into, and become exchangeable for, that number of shares of CEC Common Stock, equal to 1.625 (the "Exchange Ratio"). The Exchange Ratio was calculated using the treasury stock method based on the daily volume-weighted average price of the CAC Common Stock and CEC Common Stock for the 20 consecutive trading days ended February 14, 2017 after taking into account the amount of CEC Common Stock to be issued pursuant to the Third Amended Joint Plan of Reorganization of CEOC, a majority owned subsidiary of CEC, and its debtor subsidiaries that was confirmed by the entry of an order by the United States Bankruptcy Court for the Northern District of Illinois on January 17, 2017 (the "Plan"), but without giving effect to the conversion of the convertible notes to be issued by CEC or the buy-back of CEC Common Stock from certain creditors of CEOC, each as contemplated by the Plan.
CAC's and CEC's obligation to consummate the Merger remains subject to (i) the receipt of (x) applicable regulatory approvals, including, if required, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (y) certain tax opinions regarding the tax treatment of certain transactions contemplated by the Plan, (ii) the substantially contemporaneous consummation of the Plan and (iii) other customary closing conditions.
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
The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the 2017 fiscal year. The accompanying unaudited condensed financial statements are prepared under the rules and regulations of the Securities and Exchange Commission ("SEC") applicable for interim periods and, therefore, do not include all information and footnotes necessary for complete financial statements in conformity with GAAP. Accordingly, the accompanying unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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
Note 2 — Recently Issued Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which primarily affects the accounting for equity investments that do not result in consolidation and are not accounted for under the equity method, presentation of changes in the fair value of financial liabilities measured under the fair value option, and the presentation and disclosure requirements for financial instruments. The ASU also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Entities can early adopt certain provisions of ASU No. 2016-01. We are currently assessing the impact the adoption of this standard will have on our financial statements.
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
Note 3 — Equity Method Investment in Caesars Growth Partners, LLC
CAC's earnings from CGP LLC using the HLBV form of the equity method of accounting for the three months ended March 31, 2017 were equal to our pro rata distribution of CGP LLC's net assets as a result of the increase in CGP LLC's net assets subsequent to the sale of Caesars Interactive Entertainment, LLC's ("CIE", formerly Caesars Interactive Entertainment, Inc.) social and mobile games business (the "SMG Business") in September 2016. CAC's earnings from CGP LLC using the HLBV form of the equity method of accounting for the three months ended March 31, 2016 were equal to our preferred return of 10.5% of capital invested by CGP LLC. CAC also receives distributions from CGP LLC in accordance with the Amended and Restated Limited Liability Company Agreement, the transaction agreement related to the formation of CGP LLC, ("CGP Operating Agreement") for reimbursement of its expenses incurred. These distributions are recorded as reductions to the equity method investment in Caesars Growth Partners, LLC.
Our investee, CGP LLC, had the following financial results, recast for the sale of the SMG Business described below, as of or for the periods indicated (see CGP LLC financial information in Exhibit 99.1):

	Three Months Ended March 31,
(In millions)	2017	2016
Statements of Operations
Revenues
Net revenues	$420.8	$425.4
Operating expenses
Direct operating expenses	189.6	197.6
Property, general, administrative and other	114.7	125.6
Write-downs, reserves and project opening costs, net of recoveries	5.8	0.6
Management fees to related parties	11.1	12.3
Depreciation and amortization	46.5	39.4
Total operating expenses	367.7	375.5
Income from operations	53.1	49.9
Interest expense, net of interest capitalized	(47.7)	(50.9)
Interest income	3.4	—
Other expense, net	(1.2)	—
Income/(loss) from continuing operations before benefit from income taxes	7.6	(1.0)
Benefit from income taxes	—	1.6
Net income from continuing operations	7.6	0.6
Discontinued operations
Income from discontinued operations before income taxes	—	66.0
Provision for income taxes related to discontinued operations	—	(29.7)
Net income from discontinued operations	—	36.3
Net income	7.6	36.9
Less: net loss/(income) attributable to non-controlling interests	0.7	(3.5)
Net income attributable to Caesars Growth Partners, LLC	$8.3	$33.4

Balance Sheet Data (at period end)	March 31, 2017	December 31, 2016
Current assets	$4,147.8	$4,197.0
Long-term assets	3,152.0	3,168.7
Current liabilities	373.1	418.8
Long-term liabilities	2,284.2	2,286.8
Redeemable non-controlling interests	0.3	0.4
Equity attributable to Caesars Growth Partners, LLC	4,638.9	4,655.3
Non-redeemable non-controlling interests	3.3	4.4
Disposition of SMG Business
During the three months ended March 31, 2017, the estimated current income tax expense on the portion of the gain attributable to CAC related to CIE's sale of its SMG Business on September 23, 2016 (such sale, together with transactions contemplated under the Stock Purchase Agreement, dated as of July 30, 2016, the "Sale") was reduced by $26.3 million to $258.6 million. CGP LLC amended the CGP Operating Agreement to clarify the manner that taxable income resulting from the Sale would be allocated amongst the members. This resulted in less taxable income being allocated to CAC with comparatively more taxable income allocated to the other members. $240.0 million was paid during the year ended December 31, 2016 and the remaining $18.6 million accrual is included in Accrued income taxes on CAC's Condensed Balance Sheet. CGP LLC's short-term Restricted cash includes $60.0 million remaining reserved for paying CAC's income tax expense on the portion of the taxable income attributable to CAC.
Pursuant to the Stock Purchase Agreement and the CIE Proceeds and Reservation of Rights Agreement (including exhibits thereto), CIE agreed to hold a portion of the Sale proceeds in a separate maintenance account (the "CIE Escrow Account") until the occurrence of certain bankruptcy release events. At March 31, 2017 and December 31, 2016, the balance in the CIE Escrow Account was $2,677.0 million and $2,718.1 million, respectively, which is included as short-term Restricted cash in CGP LLC's Consolidated Condensed Balance Sheets.
In addition, CIE placed $264.0 million into escrow (the "Indemnity Escrow") to secure the potential indemnity claims of the purchaser for a period of twelve months from the SMG Business Sale closing date pursuant to the terms of the Stock Purchase Agreement. At March 31, 2017 and December 31, 2016, the balance in the Indemnity Escrow was $259.7 million and

$259.5 million, respectively, which is included as short-term Restricted cash on CGP LLC's Consolidated Condensed Balance Sheets. There have been no claims made against the Indemnity Escrow account as of the date of the filing of this Form 10-Q.
At both March 31, 2017 and December 31, 2016, CGP LLC has accrued $63.1 million in Accrued expenses and other current liabilities on its Consolidated Condensed Balance Sheets, representing the amounts still due to the minority investors and former holders of CIE equity awards for the release of proceeds held in the Indemnity Escrow.
Note 4 — Stockholders' Equity and Earnings Per Share
Stockholders' Equity
Common Stock
As of March 31, 2017 and December 31, 2016, CAC had a total of 138,844,134 and 138,458,000 shares outstanding, respectively, of Class A common stock and no shares of Class B common stock outstanding.
Call Right
Pursuant to the certificate of incorporation of CAC and the CGP Operating Agreement, after October 21, 2016, Caesars Entertainment and/or its subsidiaries have the right, which it may assign to any of its affiliates or to any transferee of all non-voting units of CGP LLC held by subsidiaries of Caesars Entertainment, to acquire all or a portion of the voting units of CGP LLC (or, at the election of CAC, shares of CAC's Class A common stock) not otherwise owned by Caesars Entertainment and/or its subsidiaries at such time (the "Call Right"). The purchase consideration may be, at Caesars Entertainment's option, cash or shares of Caesars Entertainment's common stock valued at market value, net of customary market discount and expenses, provided that the cash portion will not exceed 50% of the total consideration in any exercise of the call right. The purchase price will be the greater of (i) the fair market value of the voting units of CGP LLC (or shares of CAC's Class A common stock) at such time based on an independent appraisal or (ii) the initial capital contribution in respect of such units plus a minimum 10.5% per annum return on such capital contribution, subject to a maximum return on such capital contribution of 25% per annum, taking into account prior distributions with respect to such units. As of March 31, 2017, the Call Right was not exercised.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income consists of unrealized gain and losses on investments, net of taxes. For the three months ended March 31, 2017 and 2016, no amounts were reclassified out of Accumulated other comprehensive income.
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

The following table summarizes the computations of Basic EPS and Diluted EPS:

	Three Months Ended March 31,
(In millions, except per share data)	2017	2016
Net income	$2.0	$9.2

Shares used to compute EPS:
Weighted average common stock outstanding - basic	138.8	137.3
Dilutive potential common shares	0.4	0.2
Weighted average common stock outstanding - diluted	139.2	137.5

Earnings per share:
Basic	$0.01	$0.07
Diluted	$0.01	$0.07
There were no anti-dilutive shares excluded from the computation of diluted EPS for the three months ended March 31, 2017. There were 1.8 million anti-dilutive shares excluded from the computation of diluted earnings per share for the three months ended March 31, 2016.
Note 5 — Income Taxes
Total provision for income taxes is as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
Provision for income taxes	$2.5	$8.6
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
The effective tax rate for the three months ended March 31, 2017 was 55.6% which differed from the federal statutory tax rate of 35.0% primarily due to interest on uncertain tax positions. The effective tax rate for the three months ended March 31, 2016 was 48.3% which differed from the federal statutory tax rate of 35.0% primarily due to a federal valuation allowance recorded against deferred tax assets related to the basis difference in the investment in notes from related party.
CAC files income tax returns with federal and state jurisdictions. The 2016, 2015, 2014 and 2013 tax years are open for examination for CAC's federal and state jurisdictions.
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
CEOC Bondholder Litigation, or Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Delaware Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, CAC, Caesars Entertainment Resort Properties, LLC ("CERP"), Caesars Enterprise Services, LLC ("CES"), Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and

Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys' fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC's bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. CEC has informed us that fact discovery in the case is substantially complete, and cross-motions for summary judgment have been filed by the parties. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of this proceeding (and others). On January 26, 2017, the Bankruptcy Court extended the stay to remain in effect until the earlier of (a) the effective date of the plan of reorganization confirmed on January 17, 2017, (b) the termination of any restructuring support agreement with the Official Committee of Second Priority Noteholders (the "Second Lien RSA") or (c) further order of the Bankruptcy Court.
On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Senior Unsecured Lawsuits") were assigned to the same judge. The claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings. The court denied a motion to dismiss both lawsuits with respect to CEC. The parties have completed fact discovery with respect to both plaintiffs' claims against CEC. On October 23, 2015, plaintiffs in the Senior Unsecured Lawsuits moved for partial summary judgment, and on December 29, 2015, those motions were denied. On December 4, 2015, plaintiff in the action brought on behalf of holders of CEOC's 6.50% Senior Unsecured Notes moved for class certification and briefing has been completed. The judge presiding over these cases thereafter retired, and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule, and the parties filed cross-motions for summary judgment which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of these proceedings (and others). On January 26, 2017, the Bankruptcy Court extended the stay to remain in effect until the earlier of (a) the effective date of the plan of reorganization confirmed on January 17, 2017, (b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court.
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
On March 3, 2015, BOKF filed a lawsuit (the "New York Second Lien Lawsuit") against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the "New York First Lien Lawsuit") against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC's filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases were assigned to the same judge presiding over the other Parent Guarantee Lawsuits. CEC filed its answer to the BOKF complaint on March 25, 2015, and to the UMB complaint on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, and on December 22, 2015, the appellate court denied CEC's motion for leave to appeal. On November 20, 2015, BOKF and UMB again moved for partial summary judgment. Those motions likewise were denied. The judge presiding over these cases thereafter retired, and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule, and the parties submitted cross-motions for summary judgment which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of the New York First Lien Lawsuit and the New York Second Lien Lawsuit (and others). On January 26, 2017, the Bankruptcy Court extended the stay to remain in effect until the earlier of (a) the effective date of the plan of reorganization confirmed on January 17, 2017, (b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court.
On October 20, 2015, Wilmington Trust, National Association ("Wilmington Trust"), filed a lawsuit (the "New York Senior Notes Lawsuit" and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the "Parent Guarantee Lawsuits") against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC's 10.75% Senior Notes due 2016 (the "10.75% Senior Notes"). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC filed its answer to the complaint on November 23, 2015. As with the other parent guarantee lawsuits taking place in Manhattan, the judge presiding over these cases retired and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule and the parties submitted cross-motions for summary judgment which remain pending. On

October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of this proceeding (and others). On January 26, 2017, the Bankruptcy Court extended the stay to remain in effect until the earlier of (a) the effective date of the plan of reorganization confirmed on January 17, 2017, (b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court.
In accordance with the terms of the applicable indentures and as previously disclosed, it is our understanding that CEC believes that it is not subject to the above-described guarantees. As a result, it is our understanding that CEC believes the demands for payment are without merit. The claims against CEOC have been stayed due to the Chapter 11 process and, except as described above, the actions against CEC have been allowed to continue.
CAC and CGP LLC believe that the claims and demands described above against CAC and CGP LLC in the Delaware First Lien Lawsuit and Delaware Second Lien Lawsuit are without merit and intend to defend themselves vigorously. For the Delaware First Lien Lawsuit and Delaware Second Lien Lawsuit, at the present time, CAC and CGP LLC believe it is not probable that a material loss will result from the outcome of these matters. However, given the uncertainty of litigation, CAC and CGP LLC cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should the matters ultimately be resolved against them. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC, which such matters CAC and CGP LLC believe would likely be long and protracted, and were a court to find in favor of the claimants in the Delaware First Lien Lawsuit or the Delaware Second Lien Lawsuit, such determination could have a material adverse effect on CAC and CGP LLC's business, financial condition, results of operations, and cash flows.
As part of CEOC's bankruptcy proceeding, the Official Committee of Second Priority Noteholders ("Second Priority Noteholders") filed a standing motion in bankruptcy court on May 13, 2016 seeking standing to commence claims on behalf of CEOC's estate. The proposed complaint names as potential defendants CAC, CGP LLC, CIE, and CES as well as CEC and CERP among others, and seeks recovery of assets transferred from CEOC. The proposed complaint alleges claims on behalf of CEOC's estate ranging in value from $8.1 billion to $12.6 billion against all defendants, as valued by the Second Priority Noteholders. Of this amount, the Second Priority Noteholders allege potential claims against CAC, CGP LLC, and CIE ranging from $3.7 billion to $7.9 billion, without taking into account any duplicative recovery, based on calculations in an exhibit to the revised disclosure statement filed in the bankruptcy court on May 27, 2016. A hearing on the standing motion was held on October 19, 2016, and the standing motion was continued until January 17, 2017. Following the confirmation of the CEOC restructuring plan on January 17, 2017, the bankruptcy court continued the Second Priority Noteholders' standing motion until June 21, 2017.
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
CAC, CIE, CGP LLC, and CGPH believe the above-referenced adversary complaint is without merit and intend to defend it vigorously, including by filing a motion to dismiss at the appropriate time. The status and timing of the adversary proceeding is affected by the Bankruptcy proceedings. On August 10, 2016, CEOC filed an emergency motion seeking, among other relief, to stay the above-referenced adversary proceeding. On August 23, 2016, the bankruptcy court granted the relief requested until the October 19, 2016 omnibus hearing. At the October 19, 2016 omnibus hearing, the bankruptcy court continued the adversary proceeding until the November 16, 2016 omnibus hearing. Following the confirmation of the CEOC restructuring plan on January 17, 2017, the bankruptcy court continued the adversary proceeding until June 21, 2017.

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
On December 23, 2016, the plaintiffs filed a motion to amend their complaint to add claims for the second through eighth quarterly payments of withdrawal liability, which the plaintiffs contended were past due, as well as for injunctive relief requiring the defendants to pay all further quarterly payments as they purportedly became due. Also on December 23, 2016, the plaintiffs simultaneously filed a motion for summary judgment against CEC and CERP for payment of the second through eighth quarterly payments of withdrawal liability, for interest, liquidated damages, attorneys' fees and costs, and for injunctive relief requiring the defendants to pay all further quarterly payments as they purportedly became due. The magistrate judge has not yet ruled on these motions.
On March 13, 2017, CEC, CERP, CEOC (on behalf of itself and each of the Debtors and its other direct and indirect subsidiaries), the NRF, the NRF's Legacy Plan, the NRF's Trustees, and others entered into a Settlement Agreement (the "NRF Settlement Agreement"). Under the NRF Settlement Agreement, on the effective date of CEOC's plan of reorganization, CEC would pay $45 million to the NRF (the "NRF Payments") in three different baskets: (1) a settlement basket consisting of $10 million as litigation settlement and $5 million for legal fee reimbursement; (2) a contribution basket consisting of $15 million, which sum will grow at 3.1% per year and which, beginning 17.5 years after the plan effective date, will be applied to offset the first $8 million of contributions to the Legacy Plan annually until completely utilized; and (3) a withdrawal liability basket of $15 million, which does not grow, to be applied if there is a partial or complete withdrawal at any time after the plan effective date. Upon the NRF Payments being made, mutual releases will be exchanged between the CEC-affiliated parties and the NRF-affiliated parties to the NRF Settlement Agreement. On March 20, 2017, the Debtors moved for the NRF Settlement Agreement to be approved by the Bankruptcy Court. Litigation among the parties would be stayed upon Bankruptcy Court approval of the NRF Settlement Agreement, and would be dismissed with prejudice once the Debtors' reorganization plan takes effect and the NRF Payments are made. On April 19, 2017, the Bankruptcy Court approved the NRF Settlement Agreement, and the parties have filed joint requests to stay all actions and appeals pending the settlement becoming final.
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
Note 7 — Stock-based Compensation
Restricted Stock Units
There were no restricted stock unit ("RSU") awards granted, vested or forfeited during the three months ended March 31, 2017. As of March 31, 2017, there were 493,061 RSUs outstanding.
As of March 31, 2017, there was approximately $4.6 million of total unrecognized compensation cost related to RSUs granted under the Caesars Acquisition Company 2014 Performance Incentive Plan (the "PIP Plan"), which is expected to be recognized over a weighted-average remaining period of 1.7 years using the straight-line method.
During the three months ended March 31, 2017 and 2016, total compensation expense recorded in earnings for RSUs granted under the PIP Plan was $1.2 million and $0.4 million, respectively. This expense was included in Operating expenses in the Condensed Statements of Operations and Comprehensive Income.
Stock Options
The following is a summary of CAC's stock option activity for the three months ended March 31, 2017:

	Options	Weighted Average Exercise Price	Fair Value(1)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2017	1,002,500	$9.43	$4.70	7.8	$4.1
Exercised	(386,134)	9.77	5.84		1.6
Outstanding at March 31, 2017	616,366	9.21	3.99	7.5	3.8
Vested and expected to vest at March 31, 2017	616,366	9.21	3.99	7.5	3.8
Exercisable at March 31, 2017	601,366	9.25	4.01	7.5	3.7
_________________________

(1)	Represents the weighted-average grant date fair value per option.

There were no stock options granted or canceled during the three months ended March 31, 2017. The weighted-average grant date fair value of stock options exercised during the three months ended March 31, 2017 was $5.84. There were no stock options exercised during the three months ended March 31, 2016.
There were no stock option valuations required during the three months ended March 31, 2017 and 2016.
As of March 31, 2017, there is less than $0.1 million of total unrecognized compensation expense related to stock options granted under the PIP Plan, which is expected to be recognized over a weighted-average period of 2.1 years.
During the three months ended March 31, 2017, there was an immaterial amount of compensation expense recorded in earnings for stock options. During the three months ended March 31, 2016, compensation expense recorded in earnings for stock options was approximately $0.4 million. This expense was included in Operating expenses in the Condensed Statements of Operations and Comprehensive Income.
During the three months ended March 31, 2017, options under the PIP Plan were exercised and CAC issued approximately 386,000 shares. In accordance with the CGP Operating Agreement, CGP LLC issued an equivalent number of Class A voting units to CAC, such that the number of shares of CAC stock outstanding equals the number of Class A voting units of CGP LLC owned by CAC. CAC's economic ownership of CGP LLC was 39.06% at March 31, 2017.
Note 8 — Supplemental Cash Flow Information
Significant non-cash transactions for the three months ended March 31, 2017 included (1) $13.8 million in income from our equity method investment in CGP LLC, (2) $7.8 million of fees and expenses paid directly by CGP LLC that were incurred by CAC and also accounted for as a non-cash distribution from CGP LLC and (3) a $26.3 million adjustment for the estimated tax provision related to the gain on the Sale to be paid by CGP LLC on behalf of CAC.
Significant non-cash transactions for the three months ended March 31, 2016 included (1) $24.4 million in income from our equity method investment in CGP LLC and (2) $5.3 million of fees and expenses paid directly by CGP LLC that were incurred by CAC and accounted for as a non-cash distribution from CGP LLC.
CAC's expenses incurred in the normal course of business are expected to be paid by CGP LLC on behalf of CAC in accordance with the CGP Operating Agreement.
During the three months ended March 31, 2017 and 2016, CGP LLC did not make tax payments on behalf of CAC.
There was no interest expense incurred or cash paid for interest during the three months ended March 31, 2017 and 2016.
Note 9 — Related Party Transactions
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
Share-based Payments to Non-employees of CAC or CGP LLC
On April 9, 2014, the CAC Board approved the CAC Equity-Based Compensation Plan for CEC Employees (the "Equity Plan"). Under the Equity Plan, CEC is authorized to grant stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, cash awards, rights to purchase or acquire shares or similar securities in the form of or with a value related to our common stock to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries. The Equity Plan will terminate on April 9, 2024. Subject to adjustments in connection with certain changes in capitalization, the maximum value of the shares of our common stock that may be delivered pursuant to awards under the Equity Plan is $25.0 million. During the year ended December 31, 2016, shares granted under the Equity Plan vested. During the three months ended March 31, 2016, CGP LLC management fee expense associated with the Equity Plan was $0.7 million.

Stock-based Compensation Granted to Related Parties
In May 2014, CAC granted RSUs to an employee. During the three month period ended March 31, 2016, this individual terminated employment and became a related party consultant. The vesting period and service period remained unchanged. Expense recognized for the RSU grants during the three months ended March 31, 2017 and 2016 was immaterial.
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
Note 10 — Subsequent Event
Because significant recent developments and subsequent events related to our equity method investee could be impactful to our financial performance, we have elected to include disclosure of such items herein.
On April 27, 2017, CGPH entered into an Incremental Assumption Agreement and Amendment No. 1 (the "Loan Amendment"), by and among CGPH, Caesars Growth Properties Parent, LLC ("CGPP"), the other loan parties party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (the "Administrative Agent"). The Loan Amendment amends the First Lien Credit Agreement, dated as of May 8, 2014, among CGPH, CGPP, the lenders party thereto and the Administrative Agent.
Among other things, the Loan Amendment (a) provides for an increase of CGPH's existing term loan facility by $175 million to approximately $1.3 billion (the "Term Facility") and (b) reduced the interest rate margins applicable to the Term Facility and CGPH's existing $150 million revolving credit facility.
The Loan Amendment provides that the proceeds of the $175 million increase of the Term Facility will be held in escrow until the receipt of all required regulatory approvals, at which time the escrowed proceeds will be released to repay the property specific term loan encumbering The Cromwell, but no earlier than May 3, 2017. At such time, The Cromwell will become part of the CGPH restricted group (which is subject to certain restrictions or limitations placed on CGPH and its restricted subsidiaries) and its assets will be pledged as collateral for both the CGPH $1.175 billion term loan and the CGPH $675 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022. If such approvals are not obtained by July 26, 2017, such $175 million of proceeds will be repaid and The Cromwell's property specific term loan will remain outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial position and operating results of Caesars Acquisition Company (the "Company," "CAC," "we," "our" and "us") and Caesars Growth Partners, LLC ("CGP LLC") for the three months ended March 31, 2017 and 2016 should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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
Proposed Merger of CAC with CEC
On December 21, 2014, the Company and CEC entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, among other things, CAC will merge with and into CEC, with CEC as the surviving company (the "Proposed Merger"). On July 9, 2016, CAC and CEC agreed to amend and restate the Merger Agreement (the "Amended Merger Agreement"). On February 20, 2017, CAC and CEC entered into the First Amendment to the Amended and Restated Agreement and Plan of Merger (the "Amendment"), which amends the Amended Merger Agreement, dated as of July 9, 2016, between CAC and CEC (as amended by the Amendment, the "Amended Merger Agreement"). See Note 1 — Description of Business and Basis of Presentation to the CAC financial statements in this Quarterly Report on Form 10-Q for further details.
CAESARS ACQUISITION COMPANY
Operating Results
Income from Equity Method Investment
For the three months ended March 31, 2017 and 2016, CAC recognized $13.8 million and $24.4 million, respectively, of income before tax from its equity method investment in CGP LLC. For the three months ended March 31, 2017, income before tax from equity method investment in CGP LLC was equal to our pro rata distribution of CGP LLC's net assets based upon our ownership percentage in CGP LLC. For the three months ended March 31, 2016, income before tax from equity method investment in CGP LLC was equal to the amount of income that we were entitled to under its minimum guarantee return.
Operating Expenses
In addition to its income from equity method investment, CAC incurs direct expenses which are primarily related to professional services fees, payroll and related expenses as well as general liability insurance, licenses and fees. For the three months ended March 31, 2017 and 2016, CAC incurred operating expenses of $9.3 million and $6.6 million, respectively. For the three months ended March 31, 2017, operating expenses increased primarily due to professional service fees mainly driven by an increase in legal and advisory fees.
Provision for Income Taxes
The provision for income taxes for the three months ended March 31, 2017 and 2016 was $2.5 million and $8.6 million, respectively. See Note 5 — Income Taxes to the CAC financial statements in this Quarterly Report on Form 10-Q for a detailed discussion of income taxes and the effective tax rates.
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
Liquidity
Pursuant to the certificate of incorporation of CAC and the CGP Operating Agreement, after October 21, 2016, Caesars Entertainment and/or its subsidiaries will have the right, which it may assign to any of its affiliates or to any transferee of all non-voting units of CGP LLC held by subsidiaries of Caesars Entertainment, to acquire all or a portion of the voting units of CGP LLC (or, at the election of CAC, shares of CAC's Class A common stock) not otherwise owned by Caesars Entertainment and/or its subsidiaries at such time (the "Call Right"). As of March 31, 2017, the Call Right was not exercised.
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
Off-Balance Sheet Arrangements
CAC did not have any off-balance sheet arrangements at March 31, 2017 or December 31, 2016.
Recently Issued Accounting Pronouncements
The information regarding recent accounting pronouncements is included in Note 2 — Recently Issued Accounting Pronouncements to the CAC financial statements in this Quarterly Report on Form 10-Q.
CAESARS GROWTH PARTNERS, LLC
Overview
CGP LLC's Interactive Entertainment operating unit consists of Caesars Interactive Entertainment, LLC ("CIE", formerly Caesars Interactive Entertainment, Inc.), which is comprised of two distinct but complementary businesses: World Series of Poker ("WSOP") and regulated online real money gaming. CGP LLC's Casino Properties and Developments operating unit consists of Planet Hollywood Resort & Casino ("Planet Hollywood"), Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas, The Cromwell and CGP LLC's equity interests of Caesars Baltimore Investment Company, LLC (the "Maryland Joint Venture"), the entity that indirectly holds interests in the owner of the Horseshoe Baltimore Casino in Maryland.
As a result of CIE's sale of its social and mobile games business (the "SMG Business") on September 23, 2016 (such sale, together with transactions contemplated under the Stock Purchase Agreement, dated as of July 30, 2016, the "Sale"), the historical results of CGP LLC have been recast to reflect the portion of the CIE business disposed of as discontinued operations for all periods presented herein.
Consolidated Operating Results of CGP LLC

	Three Months Ended March 31,
(In millions)	2017	2016	Change
Net revenues	$420.8	$425.4	$(4.6)
Income from operations	53.1	49.9	3.2
Net income from continuing operations	7.6	0.6	7.0
Adjusted EBITDA (1)	109.3	106.1	3.2
_________________________

(1)	See Reconciliations of Adjusted Earnings before Interest Income/Expense, Income Taxes, Depreciation and Amortization ("Adjusted EBITDA") to Net Income/(Loss) from Continuing Operations.
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
First Quarter 2017 results compared with First Quarter 2016
Net revenues were impacted primarily by the following:

•	Lower casino revenues at Horseshoe Baltimore due to unfavorable volume as a result of increased competition as well as unfavorable hold; and

•	Lower casino revenues at Harrah's New Orleans due to unfavorable volume and hold.

•	This decrease was partially offset by increased other revenues due to continued expansion of entertainment options; and

•	Increased casino revenues at Planet Hollywood and The Cromwell due to positive variance in gross hold.
Net revenues for the first quarter of 2017 decreased by $4.6 million, or 1.1%, when compared to the same period in 2016. Total trips decreased by approximately 3.7% in the first quarter of 2017 when compared to the same period in 2016. Gross casino hold decreased to 11.6% for the first quarter of 2017 from 11.8% for the same period in 2016. Cash average daily room rates for the first quarter of 2017 increased to $147, or 8.1%, when compared to $136 for the same period in 2016. Average daily occupancy was 93.5% and 93.7%, respectively, for the first quarter of 2017 and the same period in 2016. Revenue per available room for the first quarter of 2017 and 2016 was $133 and $125, respectively, or an increase of 6.4%.
Income from operations for the first quarter of 2017 was $53.1 million as compared to $49.9 million for the same period in 2016, which was an increase of $3.2 million, or 6.4%. The improvement was attributable to the income impact of reductions in stock-based compensation expense for CIE as well as a decrease in casino expenses at Horseshoe Baltimore due to a decrease in gaming taxes and labor expenses. These decreases were offset by an increase in depreciation expense at Planet Hollywood resulting from the acceleration of depreciation and asset write-downs for assets that will be replaced as a result of renovations and the decrease in revenues discussed above. In connection with the Sale, CIE accelerated the vesting of all of the outstanding options, restricted stock units and warrants of CIE (collectively, "CIE Equity Awards"), and, effective immediately prior to the closing, canceled the CIE Equity Awards in exchange for the right to receive cash payments, resulting in the accelerated recognition of stock-based compensation expense associated with such awards.
Net income from continuing operations for the first quarter of 2017 was $7.6 million as compared to $0.6 million for the same period in 2016, which was an increase of $7.0 million, primarily due to the factors discussed above for the increase in income from operations as well as decreases in interest expense, net of interest capitalized and an increase in interest income.
Adjusted EBITDA for the first quarter of 2017 was $109.3 million as compared to $106.1 million for the same period in 2016, which was an increase of $3.2 million, or 3.0%, driven primarily by the income impact of increased revenues net of direct expenses for our Las Vegas-based casinos offset by decreases in revenues net of direct expenses for Harrah's New Orleans and Horseshoe Baltimore.
Incentives are often provided for customers to stay and play at CGP LLC's properties. Incentives are provided to customers based on a number of factors such as marketing plans, competitive factors, economic conditions, and regulations. These incentives come in a variety of different forms including free and discounted products, gaming credits, food and beverage credits, hotel room credits, and other forms. The retail value of accommodations, food and beverage credits, and other services furnished to casino guests is included in gross revenue and then deducted as promotional allowances. Hence, net revenues as discussed above include all promotional allowances. CGP LLC believes the allocation of promotional allowances to be within industry standards and appropriate for CGP LLC's brands and competitive environment.

Other Factors Affecting Net Income

	Three Months Ended March 31,
(In millions)	2017	2016	Change
Interest expense, net of interest capitalized	$(47.7)	$(50.9)	$3.2
Interest income	3.4	—	3.4
Other expense, net	(1.2)	—	(1.2)
Benefit from income taxes	—	1.6	(1.6)
Net income from discontinued operations	—	36.3	(36.3)
Net loss/(income) attributable to non-controlling interests	0.7	(3.5)	4.2

Interest Expense, Net of Interest Capitalized
The debt agreements described in the following table are further defined in Liquidity and Capital Resources. The table below summarizes CGP LLC's interest expenses, net of interest capitalized:

	Three Months Ended March 31,
(In millions)	2017	2016	Change
CGPH Term Loan, Revolving Credit Facility, and 2022 Notes	$(35.9)	$(36.9)	$1.0
Cromwell Credit Facility	(5.0)	(5.2)	0.2
Baltimore Credit and FF&E Facilities	(7.3)	(7.5)	0.2
Other interest income/(expense), net of interest capitalized	0.5	(1.3)	1.8
Interest expense, net of interest capitalized	$(47.7)	$(50.9)	$3.2
Interest Income
For the three months ended March 31, 2017, CGP LLC's interest income of $3.4 million primarily relates to interest earned on the proceeds from CIE's sale of its SMG Business in September 2016 that are held in restricted cash. See Note 3 — Equity Method Investment in Caesars Growth Partners, LLC to the CAC financial statements in this Quarterly Report on Form 10-Q.
Benefit from Income Taxes
The benefit from income taxes for CGP LLC represents the income taxes from its subsidiary, CIE, which was taxed as a corporation for federal, state and foreign income tax purposes through September 22, 2016. No provision for income taxes is reported for CIE subsequent to the September 2016 sale of the SMG Business, at which point remaining activities of CIE were transferred to subsidiaries which are treated as business units of CGP LLC and taxed as a partnership for federal and state income tax purposes. The benefit from income taxes for the three months ended March 31, 2017 and for the three months ended March 31, 2016 for CGP LLC differs from the expected federal tax rate of 35.0% primarily due to CGP LLC income not taxed at the CGP LLC entity level.
Net Income from Discontinued Operations
For the three months ended March 31, 2016, net income from discontinued operations was $36.3 million. The decrease in net income from discontinued operations was primarily due to the sale of the SMG Business in September 2016.
Net Loss/(Income) Attributable to Non-controlling Interests
CGP LLC's non-controlling interest reflects the non-controlling interest associated with consolidating CIE through September 22, 2016 and the Maryland Joint Venture into CGP LLC. As a result of the Sale, all CIE shares held by the non-controlling interest holders were repurchased at the estimated fair value of the share price as of the closing date of the Sale. For the three months ended March 31, 2016, net income of $3.8 million was attributable to non-controlling interests in CIE. For the three months ended March 31, 2017 and 2016, net loss of $0.7 million and $0.3 million, respectively, was attributable to non-controlling interests in the Maryland Joint Venture.
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

	Three Months Ended March 31,
(In millions)	2017	2016
Net income from continuing operations	$7.6	$0.6
Benefit from income taxes	—	(1.6)
Income/(loss) from continuing operations before income taxes	7.6	(1.0)
Interest expense, net of interest capitalized	47.7	50.9
Interest income	(3.4)	—
Depreciation and amortization	46.5	39.4
EBITDA	98.4	89.3
Write-downs, reserves and project opening costs, net of recoveries (1)	5.8	0.6
Stock-based compensation (2)	1.1	14.2
Other (3)	4.0	2.0
Adjusted EBITDA	$109.3	$106.1
_________________________

(1)	Amounts primarily represent development costs related to the renovation of Planet Hollywood.

(2)	Amounts represent stock-based compensation expense related to stock options, restricted stock and restricted stock units and warrants.

(3)	Amounts represent other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified, such as other acquisition and integration costs and lobbying expenses.
Liquidity and Capital Resources
Capital Spending
CGP LLC incurs capital expenditures in the normal course of business, performs ongoing refurbishment and maintenance at its existing casino entertainment facilities. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by operating activities while cash used for development projects is typically funded from specific project financing and additional debt offerings.
CGP LLC's capital spending and maintenance, if they go forward, could require significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion, and the commencement of operations of development projects are contingent upon, among other things, negotiation of final agreements and receipt of requisite approvals from the applicable political and regulatory bodies. CGP LLC's cash used for capital spending from continuing operations for the three months ended March 31, 2017 and 2016 were $34.3 million and $13.2 million, respectively. The majority of capital spending in the first quarter of 2017 and 2016 related to property renovations at Planet Hollywood. Capital expenditures net of related payables for Planet Hollywood was $21.3 million and $6.3 million, respectively, for the three months ended March 31, 2017 and 2016.
Liquidity
CGP LLC and its subsidiaries' primary sources of liquidity include currently available cash and cash equivalents, cash flows generated from its operations and borrowings under the $150.0 million Caesars Growth Properties Holdings, LLC ("CGPH") revolving credit agreement ("Revolving Credit Facility"), which is intended to satisfy CGPH's short-term liquidity needs. CGP LLC's cash and cash equivalents, excluding restricted cash, totaled $1,031.3 million and $1,049.8 million, respectively, as of March 31, 2017 and December 31, 2016.
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
CGP LLC's restricted cash totaled $3,005.8 million and $3,045.7 million, respectively, as of March 31, 2017 and December 31, 2016. The classification of restricted cash between current and long-term is dependent upon the intended use of each particular reserve. At March 31, 2017 and December 31, 2016, Restricted cash includes $2,677.0 million and $2,718.1 million, respectively, restricted under the terms of the Stock Purchase Agreement, and under the CIE Proceeds and Reservation of Rights Agreement entered into between CIE, CAC, CEC and CEOC on September 9, 2016 which requires certain proceeds from the Sale ("CIE Proceeds") to be deposited into the CIE escrow account (the "CIE Escrow Account"). Amounts may be distributed from the CIE Escrow Account only: (i) pursuant to the terms of the term sheet included in the CIE Proceeds and Reservation of Rights Agreement and the agreement entered into among Wilmington Trust, National Association (the "Escrow Agent"), CIE and CEOC, governing the CIE Escrow Account (the "Escrow Agreement"), (ii) with the joint written consent of CIE and CEOC, or (iii) pursuant to an order of a court of competent jurisdiction. $43.0 million was distributed during the first quarter of 2017 from the CIE Escrow Account. In addition, CIE placed $264.0 million into escrow (the "Indemnity Escrow") to secure the potential indemnity claims of the purchaser for a period of twelve months from the SMG Business Sale closing date pursuant to the terms of the Stock Purchase Agreement. At March 31, 2017 and December 31, 2016, the balance in the Indemnity Escrow was $259.7 million and $259.5 million, respectively, which is included as short-term Restricted cash on CGP LLC's Consolidated Condensed Balance Sheet. There have been no indemnity claims made against the Indemnity Escrow account. Restricted cash and cash equivalents also include amounts restricted under the terms of the Baltimore Credit Facility and amounts related to Harrah's New Orleans to guarantee workers' compensation payments and for capital replacements required under the Rivergate Development Corporation lease agreement.
As of March 31, 2017 and December 31, 2016, CGP LLC had $2,323.8 million and $2,329.5 million, respectively, of face value of indebtedness outstanding, including capital lease indebtedness. Cash paid for interest for the three months ended March 31, 2017 and 2016 were $29.9 million and $31.6 million, respectively.
CGP LLC believes that its cash and cash equivalents balance and its cash flows from operations will be sufficient to meet its normal operating and debt service requirements during the next 12 months and the foreseeable future and to fund capital expenditures expected to be incurred in the normal course of business.
Capital Resources
The following table presents CGP LLC's outstanding third-party debt as of March 31, 2017 and December 31, 2016.

	Final	Interest Rates at	Face Value at	Book Value at
(In millions)	Maturity	March 31, 2017	March 31, 2017	March 31, 2017	December 31, 2016
Secured debt
Caesars Growth Properties Holdings Revolving Credit Facility (1)(2)	2019	variable	$—	$—	$—
Caesars Growth Properties Holdings Term Loan (2)	2021	6.25%	1,142.7	1,117.6	1,119.2
Caesars Growth Properties Holdings Notes	2022	9.375%	675.0	662.6	662.1
Horseshoe Baltimore Credit and FF&E Facilities	2019 - 2020	8.25% - 8.75%	316.8	307.4	308.9
Cromwell Credit Facility (2)	2019	11.00%	170.9	167.1	167.2
Capital lease obligations	2017	various	—	—	0.1
Other financing obligations	2018	8.00%	4.7	4.3	4.1
Unsecured debt
Special Improvement District Bonds	2037	5.30%	13.7	13.7	13.7
Other financing obligations	2017	various	—	—	0.2
Total debt			2,323.8	2,272.7	2,275.5
Current portion of total debt			(20.7)	(20.7)	(20.9)
Long-term debt			$2,303.1	$2,252.0	$2,254.6
_________________________

(1)	Variable interest rate calculated as London Inter-Bank Offered Rate ("LIBOR") plus 5.00%.

(2)	See Note 10 — Subsequent Event to the CAC condensed financial statements.
Caesars Growth Properties Holdings Senior Secured Credit Facility
On May 8, 2014, CGPH closed on the $1.175 billion term loan (the "CGPH Term Loan") pursuant to a First Lien Credit Agreement among Caesars Growth Properties Parent, LLC ("Parent"), CGPH, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (the "Administrative Agent"), and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., UBS Securities LLC, J.P. Morgan Securities LLC, Morgan

Stanley & Co. LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as Co-Lead Arrangers and Bookrunners (the "Credit Agreement").
The Credit Agreement provides for a $150.0 million revolving credit agreement which was undrawn at the closing of the CGPH Term Loan. As of March 31, 2017, no borrowings were outstanding under the Revolving Credit Facility and $0.1 million was committed to outstanding letters of credit. Borrowings under the Revolving Credit Facility are each subject to separate note agreements executed based on the provisions of the Credit Agreement.
Borrowings under the CGPH Term Loan bear interest at a rate equal to, at CGPH's option, either (a) the LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a floor of 1.00% in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by the Administrative Agent under the Credit Agreement and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be 5.25% per annum for LIBOR loans and 4.25% per annum for base rate loans, subject to step downs with respect to the revolving loans based on CGPH's senior secured leverage ratio ("SSLR"). In addition, on a quarterly basis, CGPH is required to pay each lender under the Revolving Credit Facility a commitment fee in respect of any unused commitments under the Revolving Credit Facility, which is subject to a leverage based pricing grid. CGPH is also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer's customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the daily stated amount of such letter of credit.
As of March 31, 2017 and December 31, 2016, the book value of the CGPH Term Loan was presented net of the unamortized discount of $21.4 million and $22.5 million, respectively, and net of unamortized debt issuance costs of $3.7 million and $3.9 million, respectively. The effective interest rate was 6.87% as of both March 31, 2017 and December 31, 2016.
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
The CGPH Term Loan requires that CGPH maintains a SSLR of no more than 6.00 to 1.00, which is the ratio of first lien senior secured net debt to EBITDA, adjusted as defined. As of March 31, 2017, CGPH's SSLR was 2.65 to 1.00.
As of March 31, 2017 and December 31, 2016, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the CGPH Term Loan.
Caesars Growth Properties Holdings Notes
CGPH and Caesars Growth Properties Finance, Inc. ("Finance" and each, an "Issuer" and together, the "Issuers") issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 (the "2022 Notes") pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee.
As of March 31, 2017 and December 31, 2016, the book value of the 2022 Notes was presented net of the unamortized discount of $10.9 million and $11.3 million, respectively, and net of unamortized debt issuance costs of $1.5 million and $1.6 million, respectively. The effective interest rate was 9.84% as of both March 31, 2017 and December 31, 2016.
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

As of March 31, 2017 and December 31, 2016, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the 2022 Notes.
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
Horseshoe Baltimore Credit and FF&E Facilities
CBAC Borrower, LLC ("CBAC"), a joint venture among Caesars Baltimore Investment Company, LLC, Rock Gaming Mothership LLC, CVPR Gaming Holdings, LLC, STRON-MD Limited Partnership and PRT Two, LLC, entered into the Baltimore Credit Facility in July 2013 in order to finance the acquisition of land in Baltimore, Maryland and the construction of the Horseshoe Baltimore and a parking garage (collectively, the "Baltimore Development"). The Baltimore Credit Facility provides for (i) a $300.0 million senior secured term facility with a seven-year maturity and (ii) a $10.0 million senior secured revolving facility with a five-year maturity that remained undrawn at March 31, 2017. The Baltimore Credit Facility is secured by substantially all material assets of CBAC and its wholly-owned domestic subsidiaries.
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
As of March 31, 2017 and December 31, 2016, the book value of the Baltimore Credit Facility was presented net of the unamortized discount of $6.0 million and $6.3 million, respectively, and net of unamortized debt issuance costs of $3.4 million and $3.6 million, respectively. The effective interest rate was 9.77% as of both March 31, 2017 and December 31, 2016.
As of March 31, 2017 and December 31, 2016, the assets of Horseshoe Baltimore were pledged as collateral for the Baltimore Credit Facility and therefore can only be used to settle Horseshoe Baltimore's obligations. The creditors or beneficial holders of Horseshoe Baltimore have no recourse to the general credit of CGP LLC.
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
The Baltimore Credit Facility contains customary negative covenants, subject to certain exceptions, restricting or limiting the ability of CBAC to, among other things, dispose of its assets and change its business or ownership, consummate mergers or acquisitions, make dividends, stock repurchases and optional redemptions of subordinated debt, incur debt and issue preferred stock, make loans and investments, create liens on its assets and enter into transactions with affiliates. In addition, the Baltimore Credit Facility includes a covenant prohibiting the senior secured leverage ratio from exceeding 7.5 to 1.0 for the first four quarters, 6.0 to 1.0 for the next four quarters and 4.75 to 1.0 for the remainder of the agreement beginning two quarters after the commencement of operations of the Baltimore Development. Commencement of operations is defined to occur when certain conditions as defined in the credit agreement are met, which occurred during the quarter ended June 30, 2015. As of March 31, 2017, CBAC's SSLR was 3.18 to 1.00.
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
Management believes that CGP LLC is in compliance with the Baltimore Credit Facility and Baltimore FF&E Facility covenants as of March 31, 2017.
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
As of March 31, 2017 and December 31, 2016, the book value of the Cromwell Credit Facility was presented net of the unamortized discount of $2.7 million and $3.0 million, respectively, and net of unamortized debt issuance costs of $1.1 million and $1.2 million, respectively. The effective interest rate was 11.93% as of both March 31, 2017 and December 31, 2016.
The Cromwell Credit Facility also contains certain affirmative and negative covenants and requires PropCo to maintain a SSLR of no more than 5.25 to 1.00 during the first quarter of 2016, which is the ratio of PropCo's first lien senior secured net debt to consolidated PropCo EBITDA. The SSLR from the second quarter of 2016 through the first quarter of 2017 may not exceed 5.00 to 1.00. The SSLR beginning in the second quarter of 2017 and for each fiscal quarter thereafter may not exceed 4.75 to 1.00. As of March 31, 2017, PropCo's SSLR was 4.65 to 1.00.
The Cromwell Credit Facility allows the right to cure provided that (i) in each eight-fiscal-quarter period there shall be no more than five fiscal quarters in which the cure right is exercised and (ii) the cure right may not be exercised in any fiscal quarter that immediately follows two consecutive fiscal quarters in which it was exercised.
As of March 31, 2017 and December 31, 2016, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
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
Other Obligations and Commitments
The table below summarizes CGP LLC's debt and related interest obligations as of March 31, 2017.

	Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Debt payable to third parties, face value	$2,323.8	$15.6	$222.3	$1,399.3	$686.6
Estimated interest payments to third parties(1)	824.8	153.8	380.5	253.3	37.2
Total	$3,148.6	$169.4	$602.8	$1,652.6	$723.8
_________________________

(1)	Estimated interest for variable rate debt included in this table is based on rates at March 31, 2017.
Off-Balance Sheet Arrangements
CGP LLC did not have any off-balance sheet arrangements at March 31, 2017 and December 31, 2016.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the FASB Accounting Standards Codification ("ASC") and creates a new Topic 606, Revenue from Contracts with Customers. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance, including revenue recognition guidance specific to the gaming industry, will be eliminated. In addition, interim and annual disclosures will be substantially revised. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. The FASB issued several amendments including ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, in April 2016, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, in May 2016, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, in December 2016, which further clarifies and amends certain guidance in Topic 606 including clarification on accounting for and identifying performance obligations. The FASB also issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, in February 2017 which clarifies and amends certain guidance in Topic 610, Other Income. The ASUs are effective for public business entities for fiscal years beginning after December 15, 2017, and interim reporting periods within that reporting period. Early application is permitted for fiscal years beginning after December 15, 2016, including interim reporting periods within that reporting period. CGP LLC is currently in the process of its analysis and anticipates this standard will have a material impact on its consolidated financial statements. CGP LLC expects the most significant impact will be related to the accounting for the Total Rewards customer loyalty program and casino promotional allowances.
The Total Rewards customer loyalty program impacts revenues from CPG LLC's four core businesses: casino entertainment, food and beverage, rooms and hotel, and entertainment and other business operations. Currently, CGP LLC estimates the cost of fulfilling the redemption of Reward Credits, after consideration of estimated forfeitures (referred to as "breakage"), based upon the cost of historical redemptions. Upon adoption of the new guidance, Reward Credits will no longer be recorded at cost, and a deferred revenue model will be used to account for the classification and timing of revenue recognized as well as the classification of related expenses when Reward Credits are redeemed. CGP LLC expects to see a significant decrease in gaming revenues. The presentation of goods and services provided to customers without charge in gross revenue with a corresponding reduction in promotional allowances will no longer be reported. Revenue will be recognized based on relative standalone selling prices for transactions with more than one performance obligation.
The quantitative impacts of the changes discussed above are not complete and are still being analyzed. CGP LLC is currently assessing the full impact the adoption of this standard will have on its financial statements.
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
Currently, all of CGP LLC's capital leases are set to expire before the initial effective date and will not require any accounting adjustments. Accounting for CGP LLC's operating leases where CGP LLC is the lessor will remain unchanged. Operating leases, including agreements relating to slot machines, will be recorded on the balance sheet as a right-of-use ("ROU") asset with a corresponding lease liability, which will be amortized using the effective interest rate method as payments are made. The ROU asset will be depreciated on a straight-line basis and recognized as lease expense. The qualitative and quantitative effects of adoption are still being analyzed. CGP LLC is in the process of evaluating the full effect the new guidance will have on its financial statements.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the goodwill impairment test by eliminating the need to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. The same impairment assessment applies to all reporting units including those with zero or negative carrying amounts. A goodwill impairment will represent the excess of a reporting unit's carrying amount over its fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in ASU No. 2017-04 should be applied on a prospective basis. Disclosure of the nature and reason for the change in accounting principle upon transition is required. For public business entities, the amendments in this ASU are effective for annual or interim goodwill impairments tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. CGP LLC plans to implement the updated guidance when the annual goodwill impairment assessment is performed on October 1, 2017, or earlier, if impairment indicators exist.
The information regarding additional recently issued accounting pronouncements is included in Note 2 — Recently Issued Accounting Pronouncements as accounting pronouncements that are relevant to CAC are also relevant to CGP LLC.
Recent Developments for CGP LLC
See Note 10 — Subsequent Event to the CAC financial statements in this Quarterly Report on Form 10-Q for recent developments.

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

•
the effects of any lawsuits against CAC, CGP LLC or CGPH related to the formation transactions, the May 2014 asset purchase transactions and the proposed CAC and Caesars Entertainment merger transaction;

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

•	political and economic uncertainty created by terrorist attacks and other acts of war or hostility; and

•	the other factors set forth under "Risk Factors" in this Form 10-Q or the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

CAESARS GROWTH PARTNERS, LLC
Market Risks Related to Debt
Assuming a constant outstanding balance for our variable rate debt, a hypothetical 1.0% increase in interest rates would increase interest expense for the next twelve months by $15.4 million. At March 31, 2017, the weighted average U.S. Dollar LIBOR rate on our variable rate debt was 1.02%. A hypothetical reduction of this rate to zero would have no impact on interest expense for the next twelve months.
CGP LLC does not purchase or hold any derivative financial instruments for trading purposes.
As of March 31, 2017, CGP LLC's third party long-term variable rate debt reflects borrowings under their credit facilities provided to CGP LLC by a consortium of banks with a total capacity of $1,790.2 million. The interest rates charged on borrowings under these facilities are a function of LIBOR. As such, the interest rates charged to CGP LLC for borrowings under the facilities are subject to change as LIBOR changes.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2017. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017, at a reasonable assurance level.
Changes in Internal Controls
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
There have not been any other changes in our internal control over financial reporting during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are subject to a number of Noteholder Disputes related to various transactions that CEOC has completed since 2010, as well as certain other litigation. See Note 6 — Litigation, Contractual Commitments and Contingent Liabilities to the CAC condensed financial statements for full details of the matters outlined below.
Noteholder Disputes

•	Litigation commenced by Wilmington Savings Fund Society, FSB on August 4, 2014 (the "Delaware Second Lien Lawsuit")

•	Litigation commenced by parties on September 3, 2014 and October 2, 2014 (the "Senior Unsecured Lawsuits")

•	Litigation commenced by UMB Bank on November 25, 2014 (the "Delaware First Lien Lawsuit")

•	Demands for payment made by Wilmington Savings Fund Society, FSB on February 13, 2015 (the "February 13 Notice")

•	Demands for payment made by BOKF, N.A., on February 18, 2015 (the "February 18 Notice")

•	Litigation commenced by BOKF, N.A. on March 3, 2015 (the "New York Second Lien Lawsuit")

•	Litigation commenced by UMB Bank on June 15, 2015 (the "New York First Lien Lawsuit")

•	Litigation commenced by Wilmington Trust, National Association on October 20, 2015 (the "New York Senior Notes Lawsuit")
Other Litigation

•	Litigation commenced by Trustees of the National Retirement Fund in January 2015 ("NRF Litigation")
Item 1A. Risk Factors.
For risk factors that could cause actual results to differ materially from those anticipated, please refer to our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.1	Incremental Assumption Agreement and Amendment No. 1, by and among Caesars Growth Properties Holdings, LLC ("CGPH"), Caesars Growth Properties Parent, LLC ("CGPP"), the other loan parties party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, amending the First Lien Credit Agreement, dated as of May 8, 2014, among CGPH, CGPP, the lenders party thereto and the Administrative Agent (the "First Lien Credit Agreement").	—	8-K	—	10.1	4/28/2017

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

* 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

* 32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

99.1	Consolidated condensed financial statements of Caesars Growth Partners, LLC as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016.	X

101
The following financial statements from the Company's Form 10-Q as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations and Comprehensive Income, (iii) Condensed Statements of Stockholders' Equity, (iv) Condensed Statements of Cash Flows, (v) Notes to Condensed Financial Statements.
X

*	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ACQUISITION COMPANY

May 2, 2017	By:	/S/ TROY J. VANKE
Troy J. Vanke
Chief Accounting Officer