Form 10-Q
period 2017-06-30
Caesars Acquisition Co
filed 2017-08-03
CIK 1575879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2017
Class A Common Stock, $0.001 par value	138,984,958

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except par value and share data)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$34.2	$27.5
Receivable from related party	20.9	45.8
Prepayments and other current assets	1.1	1.8
Total current assets	56.2	75.1

Equity method investment in Caesars Growth Partners, LLC	1,629.8	1,605.8
Deferred tax assets	114.3	140.6
Total assets	$1,800.3	$1,821.5

Liabilities and Stockholders' Equity
Accrued income taxes	$—	$28.5
Total current liabilities	—	28.5
Deferred credits and other	96.0	94.2
Total liabilities	96.0	122.7

Commitments and contingencies (Note 6)

Stockholders' Equity
Common stock: $0.001 par value; 300,000,000 Class A shares and 900,000,000 Class B shares authorized at June 30, 2017 and December 31, 2016; 138,984,958 and 138,458,000 Class A shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	1,034.7	1,028.5
Retained earnings	669.5	670.2
Total stockholders' equity	1,704.3	1,698.8
Total liabilities and stockholders' equity	$1,800.3	$1,821.5
See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME
(UNAUDITED)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$—	$—	$—	$—
Operating expenses	8.0	7.3	17.3	13.9
Loss from operations	(8.0)	(7.3)	(17.3)	(13.9)

Income from equity method investment in Caesars Growth Partners, LLC	4.7	24.4	18.5	48.8
(Loss)/income before benefit from/(provision for) income taxes	(3.3)	17.1	1.2	34.9
Benefit from/(provision for) for income taxes	0.6	(8.6)	(1.9)	(17.2)
Net (loss)/income	(2.7)	8.5	(0.7)	17.7
Other comprehensive income	—	—	—	—
Comprehensive (loss)/income	$(2.7)	$8.5	$(0.7)	$17.7

(Loss)/earnings per share
Basic	$(0.02)	$0.06	$(0.01)	$0.13
Diluted	$(0.02)	$0.06	$(0.01)	$0.13
Weighted average common shares outstanding
Basic	138.9	137.4	138.8	137.4
Diluted	138.9	137.6	138.8	137.6
See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In millions)

	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance at January 1, 2016	$0.1	$1,016.2	$51.1	$1,067.4
Net income	—	—	17.7	17.7
Stock-based compensation	—	2.3	—	2.3
Balance at June 30, 2016	$0.1	$1,018.5	$68.8	$1,087.4

Balance at January 1, 2017	$0.1	$1,028.5	$670.2	$1,698.8
Net loss	—	—	(0.7)	(0.7)
Stock-based compensation	—	2.8	—	2.8
Common stock issuances	—	3.4	—	3.4
Balance at June 30, 2017	$0.1	$1,034.7	$669.5	$1,704.3
See accompanying Notes to Condensed Financial Statements.

CAESARS ACQUISITION COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net (loss)/income	$(0.7)	$17.7
Adjustments to reconcile net (loss)/income to cash flows provided by operating activities
Income from equity method investment in Caesars Growth Partners, LLC	(18.5)	(48.8)
Distributions from equity method investee Caesars Growth Partners, LLC	18.5	12.3
Stock-based compensation	2.8	2.3
Deferred income taxes	26.3	13.9
Net change in long-term accounts	1.8	—
Change in assets and liabilities:
Prepayments and other current assets	0.7	4.4
Accrued income taxes	(28.5)	(0.1)
Cash flows provided by operating activities	2.4	1.7
Cash flows provided by investing activities	—	—
Cash flows from financing activities
Proceeds from issuance of common stock	4.3	—
Cash flows provided by financing activities	4.3	—
Net increase in cash and cash equivalents	6.7	1.7
Cash and cash equivalents, beginning of period	27.5	19.1
Cash and cash equivalents, end of period	$34.2	$20.8
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
CEC's registration statement on Form S-4 filed with the Securities and Exchange Commission ("SEC") on March 13, 2017, as amended by Amendment No. 1 to such registration statement on Form S-4 filed with the SEC on June 5, 2017 and Amendment No. 2 to such registration statement on Form S-4 filed with the SEC on June 20, 2017 (as amended, the "Registration Statement"), was declared effective by the SEC on June 23, 2017. Special meetings of CEC and CAC stockholders were held on July 25, 2017, where a majority of stockholders agreed to, among other things, adopt the Merger Agreement and approve the Proposed Merger.
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
CAC's and CEC's obligation to consummate the Proposed Merger remains subject to (i) the receipt of (x) applicable regulatory approvals, including, if required, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (y) certain tax opinions regarding the tax treatment of certain transactions contemplated by the Plan, (ii) the substantially contemporaneous consummation of the Plan and (iii) other customary closing conditions.
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
The unaudited interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.
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
Given the significance of the investment in CGP LLC to the financial position and results of operations of CAC, we have elected to include interim selected financial information of CGP LLC as an exhibit to this Quarterly Report. As CAC is the parent company to CGP LLC, a joint venture accounted for using the HLBV approach to the equity method of accounting, and as the interim selected financial information of CGP LLC is included as an exhibit to this Quarterly Report on Form 10-Q, segment reporting is not required.

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
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Per ASU No. 2017-09, an entity should account for the effects of a modification unless there is no change to the fair value, vesting conditions, and classification. This ASU is effective for all entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. We are currently assessing the impact the adoption of this standard will have on our financial statements.
Note 3 — Equity Method Investment in Caesars Growth Partners, LLC
CAC's earnings from CGP LLC using the HLBV form of the equity method of accounting for the six months ended June 30, 2017 were equal to our pro rata distribution of CGP LLC's net assets as a result of the increase in CGP LLC's net assets subsequent to the sale of Caesars Interactive Entertainment, LLC's ("CIE", formerly Caesars Interactive Entertainment, Inc.) social and mobile games business (the "SMG Business") in September 2016. CAC's earnings from CGP LLC using the HLBV form of the equity method of accounting for the six months ended June 30, 2016 were equal to our preferred return of 10.5% of capital invested by CGP LLC. CAC also receives distributions from CGP LLC in accordance with the Amended and Restated Limited Liability Company Agreement, the transaction agreement related to the formation of CGP LLC, ("CGP Operating Agreement") for reimbursement of its expenses incurred. These distributions are recorded as reductions to the equity method investment in Caesars Growth Partners, LLC.

Our investee, CGP LLC, had the following financial results, recast for the sale of the SMG Business described below, as of or for the periods indicated (see CGP LLC financial information in Exhibit 99.1):

	Six Months Ended June 30,
(In millions)	2017	2016
Statements of Operations
Revenues
Net revenues	$856.0	$861.6
Operating expenses
Direct operating expenses	378.3	392.1
Property, general, administrative and other	234.2	274.0
Write-downs, reserves and project opening costs, net of recoveries	14.9	1.8
Management fees to related parties	22.4	24.7
Depreciation and amortization	88.4	82.2
Total operating expenses	738.2	774.8
Income from operations	117.8	86.8
Interest expense, net of interest capitalized	(94.9)	(100.1)
Interest income	9.4	—
Loss on extinguishment of debt	(4.6)	—
Other expense, net	(0.2)	—
Income/(loss) from continuing operations before benefit from income taxes	27.5	(13.3)
Benefit from income taxes	—	3.4
Net income/(loss) from continuing operations	27.5	(9.9)
Discontinued operations
Income from discontinued operations before income taxes	—	118.4
Provision for income taxes related to discontinued operations	—	(47.3)
Net income from discontinued operations	—	71.1
Net income	27.5	61.2
Less: net loss/(income) attributable to non-controlling interests	1.1	(6.8)
Net income attributable to Caesars Growth Partners, LLC	$28.6	$54.4

Balance Sheet Data (at period end)	June 30, 2017	December 31, 2016
Current assets	$4,049.5	$4,197.0
Long-term assets	3,139.2	3,168.7
Current liabilities	348.1	418.8
Long-term liabilities	2,288.0	2,286.8
Redeemable non-controlling interests	0.3	0.4
Equity attributable to Caesars Growth Partners, LLC	4,549.7	4,655.3
Non-redeemable non-controlling interests	2.6	4.4
Disposition of SMG Business
During the six months ended June 30, 2017, the estimated current income tax expense on the portion of the gain attributable to CAC related to CIE's sale of its SMG Business on September 23, 2016 (such sale, together with transactions contemplated under the Stock Purchase Agreement, dated as of July 30, 2016, the "Sale") was reduced by $26.3 million to $258.6 million. CGP LLC amended the CGP Operating Agreement to clarify the manner that taxable income resulting from the Sale would be allocated amongst the members. This resulted in less taxable income being allocated to CAC with comparatively more taxable income allocated to the other members. $240.0 million was paid during the year ended December 31, 2016 and the remaining $18.6 million accrual is included in Accrued income taxes on CAC's Condensed Balance Sheet. CGP LLC's short-term Restricted cash includes $60.7 million remaining reserved for paying CAC's income tax expense on the portion of the taxable income attributable to CAC.
Pursuant to the Stock Purchase Agreement and the CIE Proceeds and Reservation of Rights Agreement (including exhibits thereto), CIE agreed to hold a portion of the Sale proceeds in a separate maintenance account (the "CIE Escrow Account") until the occurrence of certain bankruptcy release events. At June 30, 2017 and December 31, 2016, the balance in the CIE Escrow Account was $2,581.0 million and $2,718.1 million, respectively, which is included as short-term Restricted cash in CGP LLC's Consolidated Condensed Balance Sheets.

In addition, CIE placed $264.0 million into escrow (the "Indemnity Escrow") to secure the potential indemnity claims of the purchaser for a period of twelve months from the SMG Business Sale closing date pursuant to the terms of the Stock Purchase Agreement. At June 30, 2017 and December 31, 2016, the balance in the Indemnity Escrow was $259.9 million and $259.5 million, respectively, which is included as short-term Restricted cash on CGP LLC's Consolidated Condensed Balance Sheets. There have been no claims made against the Indemnity Escrow account as of the date of the filing of this Form 10-Q.
At both June 30, 2017 and December 31, 2016, CGP LLC has accrued $63.1 million in Accrued expenses and other current liabilities on its Consolidated Condensed Balance Sheets, representing the amounts still due to the minority investors and former holders of CIE equity awards for the release of proceeds held in the Indemnity Escrow.
Consolidation of CR Baltimore Holdings
CGP LLC consolidates into its financial statements the accounts of any variable interest entity for which it is determined to be the primary beneficiary. Caesars Baltimore Investment Company, LLC ("CBIC") is wholly-owned and consolidated by CGP LLC. CBIC indirectly holds interests in CBAC Borrower, LLC, owner of the Horseshoe Baltimore Casino, through its ownership interest in CR Baltimore Holdings ("CRBH"), a variable interest entity. The counterparty that owns the minority interest in CRBH is restricted from transferring its interest in CRBH without prior consent from CBIC. As a result, CBIC has been determined to be the primary beneficiary of CRBH, and therefore, consolidates CRBH into its financial statements. Under the existing terms of the agreement, the transfer restrictions are expected to expire in the third quarter of 2017, at which time CBIC would no longer be considered the primary beneficiary and would deconsolidate CRBH. CBIC would then record its interest in CRBH at fair value and account for it as an equity method investment from that point forward.
Note 4 — Stockholders' Equity and Earnings Per Share
Stockholders' Equity
Common Stock
As of June 30, 2017 and December 31, 2016, CAC had a total of 138,984,958 and 138,458,000 shares outstanding, respectively, of Class A common stock and no shares of Class B common stock outstanding.
Call Right
Pursuant to the certificate of incorporation of CAC and the CGP Operating Agreement, after October 21, 2016, Caesars Entertainment and/or its subsidiaries have the right, which it may assign to any of its affiliates or to any transferee of all non-voting units of CGP LLC held by subsidiaries of Caesars Entertainment, to acquire all or a portion of the voting units of CGP LLC (or, at the election of CAC, shares of CAC's Class A common stock) not otherwise owned by Caesars Entertainment and/or its subsidiaries at such time (the "Call Right"). The purchase consideration may be, at Caesars Entertainment's option, cash or shares of Caesars Entertainment's common stock valued at market value, net of customary market discount and expenses, provided that the cash portion will not exceed 50% of the total consideration in any exercise of the call right. The purchase price will be the greater of (i) the fair market value of the voting units of CGP LLC (or shares of CAC's Class A common stock) at such time based on an independent appraisal or (ii) the initial capital contribution in respect of such units plus a minimum 10.5% per annum return on such capital contribution, subject to a maximum return on such capital contribution of 25% per annum, taking into account prior distributions with respect to such units. As of June 30, 2017, the Call Right was not exercised.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income consists of unrealized gain and losses on investments, net of taxes. For the three and six months ended June 30, 2017 and 2016, no amounts were reclassified out of Accumulated other comprehensive income.
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

The following table summarizes the computations of Basic EPS and Diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2017	2016	2017	2016
Net (loss)/income	$(2.7)	$8.5	$(0.7)	$17.7

Shares used to compute EPS:
Weighted average common stock outstanding - basic	138.9	137.4	138.8	137.4
Dilutive potential common shares	—	0.2	—	0.2
Weighted average common stock outstanding - diluted	138.9	137.6	138.8	137.6

(Loss)/earnings per share:
Basic	$(0.02)	$0.06	$(0.01)	$0.13
Diluted	$(0.02)	$0.06	$(0.01)	$0.13
As a result of our net loss for the three and six months ended June 30, 2017, we have excluded all share-based payment awards from the diluted loss per share calculation as their inclusion would have had an anti-dilutive effect. Had we reported net income for these periods, an additional 0.5 million shares would have been included in the number of shares used to calculate Diluted EPS in each period. There were 1.7 million anti-dilutive shares excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2016, respectively.
Note 5 — Income Taxes
Total provision for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Benefit from/(provision for) income taxes	$0.6	$(8.6)	$(1.9)	$(17.2)
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
The effective tax rate for the three and six months ended June 30, 2017 was 18.2% and 158.3%, respectively, which differed from the federal statutory tax rate of 35.0% primarily due to interest on uncertain tax positions. The effective tax rate for the three and six months ended June 30, 2016 was 50.3% and 49.3%, respectively, which differed from the federal statutory tax rate of 35.0% primarily due to a federal valuation allowance recorded against deferred tax assets related to the basis difference in the investment in notes from related party.
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
On March 13, 2017, CEC, CERP, CEOC (on behalf of itself and each of the Debtors and its other direct and indirect subsidiaries), the NRF, the NRF's Legacy Plan, the NRF's Trustees, and others entered into a Settlement Agreement (the "NRF Settlement Agreement"). Under the NRF Settlement Agreement, on the effective date of CEOC's plan of reorganization, CEC would pay $45 million to the NRF (the "NRF Payments") in three different baskets: (1) a settlement basket consisting of $10 million as litigation settlement and $5 million for legal fee reimbursement; (2) a contribution basket consisting of $15 million, which sum will grow at 3.1% per year and which, beginning 17.5 years after the plan effective date, will be applied to offset the first $8 million of contributions to the Legacy Plan annually until completely utilized; and (3) a withdrawal liability basket of $15 million, which does not grow, to be applied if there is a partial or complete withdrawal at any time after the plan effective date. Upon the NRF Payments being made, mutual releases will be exchanged between the CEC-affiliated parties and the NRF-affiliated parties to the NRF Settlement Agreement. On March 20, 2017, the Debtors moved for the NRF Settlement Agreement to be approved by the Bankruptcy Court. Litigation among the parties would be stayed upon Bankruptcy Court approval of the NRF Settlement Agreement, and would be dismissed with prejudice once the Debtors' reorganization plan takes effect and the NRF Payments are made. On April 19, 2017, the Bankruptcy Court approved the NRF Settlement Agreement, and all actions and appeals have been stayed pending the settlement becoming final.
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

Note 7 — Stock-based Compensation
Restricted Stock Units
The following is a summary of CAC's restricted stock unit ("RSU") activity for the six months ended June 30, 2017:

	Restricted Stock Units	Fair Value(1)
Outstanding at January 1, 2017	493,061	$11.82
Vested	(126,663)	11.70
Outstanding at June 30, 2017	366,398	11.86
_________________________

(1)	Represents the weighted-average grant date fair value per RSU.
As of June 30, 2017, there was approximately $4.3 million of total unrecognized compensation cost related to RSUs granted under the Caesars Acquisition Company 2014 Performance Incentive Plan (the "PIP Plan"), which is expected to be recognized over a weighted-average remaining period of 1.8 years using the straight-line method.
During the three and six months ended June 30, 2017, total compensation expense recorded in earnings for RSUs granted under the PIP Plan was $1.6 million and $2.8 million, respectively. During the three and six months ended June 30, 2016, total compensation expense recorded in earnings for RSUs granted under the PIP Plan was $1.1 million and $1.5 million, respectively. This expense was included in Operating expenses in the Condensed Statements of Operations and Comprehensive (Loss)/Income.
Stock Options
The following is a summary of CAC's stock option activity for the six months ended June 30, 2017:

	Options	Weighted Average Exercise Price	Fair Value(1)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2017	1,002,500	$9.43	$4.70	7.8	$4.1
Exercised	(450,375)	9.68	5.57		2.2
Outstanding at June 30, 2017	552,125	9.22	4.00	7.3	5.4
Vested and expected to vest at June 30, 2017	552,125	9.22	4.00	7.3	5.4
Exercisable at June 30, 2017	542,125	9.25	4.01	7.3	5.3
_________________________

(1)	Represents the weighted-average grant date fair value per option.
There were no stock options granted or canceled during the six months ended June 30, 2017. The weighted-average grant date fair value of stock options exercised during the six months ended June 30, 2017 was $5.57. There were no stock options exercised during the six months ended June 30, 2016.
There were no stock option valuations required during the three and six months ended June 30, 2017 and 2016.
As of June 30, 2017, there is less than $0.1 million of total unrecognized compensation expense related to stock options granted under the PIP Plan, which is expected to be recognized over a weighted-average period of 1.9 years.
During the three and six months ended June 30, 2017, there was an immaterial amount of compensation expense recorded in earnings for stock options. During the three and six months ended June 30, 2016, total compensation expense recorded in earnings for stock options was $0.3 million and $0.7 million, respectively. This expense was included in Operating expenses in the Condensed Statements of Operations and Comprehensive (Loss)/Income.
During the six months ended June 30, 2017, certain RSUs vested and options under the PIP Plan were exercised. CAC issued approximately 526,958 shares. In accordance with the CGP Operating Agreement, CGP LLC issued an equivalent number of Class A voting units to CAC, such that the number of shares of CAC stock outstanding equals the number of Class A voting units of CGP LLC owned by CAC. CAC's economic ownership of CGP LLC was 39.08% at June 30, 2017.
Note 8 — Supplemental Cash Flow Information
Significant non-cash transactions for the six months ended June 30, 2017 included (1) $18.5 million in income from our equity method investment in CGP LLC, (2) $18.0 million of fees and expenses paid directly by CGP LLC that were incurred by CAC and also accounted for as a non-cash distribution from CGP LLC and (3) a $26.3 million adjustment for the estimated tax provision related to the gain on the Sale to be paid by CGP LLC on behalf of CAC.

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
During the six months ended June 30, 2017, CAC made a tax payment of $2.5 million. During the six months ended June 30, 2016, CAC did not make any tax payments and CGP LLC did not make tax payments on behalf of CAC.
There was no interest expense incurred or cash paid for interest during the six months ended June 30, 2017 and 2016.
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
Share-based Payments to Non-employees of CAC or CGP LLC
On April 9, 2014, the CAC Board approved the CAC Equity-Based Compensation Plan for CEC Employees (the "Equity Plan"). Under the Equity Plan, CEC is authorized to grant stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, cash awards, rights to purchase or acquire shares or similar securities in the form of or with a value related to our common stock to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries. The Equity Plan will terminate on April 9, 2024. Subject to adjustments in connection with certain changes in capitalization, the maximum value of the shares of our common stock that may be delivered pursuant to awards under the Equity Plan is $25.0 million. During the year ended December 31, 2016, shares granted under the Equity Plan vested. During the three and six months ended June 30, 2016, CGP LLC management fee expense associated with the Equity Plan was $0.7 million and $1.4 million, respectively.
Stock-based Compensation Granted to Related Parties
In May 2014, CAC granted RSUs to an employee. During the three month period ended March 31, 2016, this individual terminated employment and became a related party consultant. The vesting period and service period remained unchanged. Expense recognized for the RSU grants during the three and six months ended June 30, 2017 and 2016 was immaterial.
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
On July 7, 2017, CBAC Borrower, LLC (the "Borrower") borrowed $300.0 million of term loans (the "Term Loan") pursuant to a Credit Agreement among the Borrower, the lenders party thereto, Wells Fargo Gaming Capital, LLC, as Administrative Agent (the "Administrative Agent"), and Wells Fargo Securities, LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as Joint Lead Arrangers and Joint Bookrunners (the "Credit Agreement"). The Credit Agreement also provides for a $15.0 million revolving credit facility (the "Revolving Credit Facility"). The Borrower is the owner of the Horseshoe Baltimore and is a subsidiary of a joint venture among CGP LLC, an affiliate of Jack Entertainment LLC and other local investors.

Credit Agreement
The Term Loan matures in 2024 and the Revolving Credit Facility matures in 2022 and includes a letter of credit sub-facility. The Term Loan requires scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the Term Loan, with the balance due at maturity. As of the closing date, no borrowings were outstanding under the Revolving Credit Facility, and no amounts were committed to outstanding letters of credit.
The Credit Agreement allows the Borrower to request one or more incremental term loan facilities and/or increase its commitments under the Revolving Credit Facility in an aggregate amount of up to the sum of (x) the greater of (1) $40.0 million and 0.69 times EBITDA (as defined in the Credit Agreement) plus (y) the amount of certain voluntary prepayments plus (z) such additional amount so long as, (i) in the case of loans under additional credit facilities that rank pari passu with the liens on the collateral securing the Credit Agreement, the Borrower's senior secured leverage ratio on a pro forma basis would not exceed (A) on any date on or prior to December 31, 2017, 3.75 to 1.00 and (B) on any date on or after January 1, 2018, 4.25 to 1.00, (ii) in the case of loans under additional credit facilities that rank junior to the liens on the collateral securing the Credit Agreement, the Borrower's total secured leverage ratio on a pro forma basis would not exceed 4.50 to 1.00 and (iii) in the case of loans under additional credit facilities that are unsecured, the Borrower's interest coverage ratio on a pro forma basis would not be less than 2.00 to 1.00, in each case, subject to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders.
All future borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.
Interest and Fees
Borrowings under the Credit Agreement bear interest at a rate equal to, at the Borrower's option, either (a) the London Inter-Bank Offered Rate ("LIBOR") determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a floor of 0% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by the administrative agent under the Credit Agreement and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin.
Such applicable margin shall be (a) if the Borrower's debt ratings from Moody's and S&P are both B2 (with a stable outlook) and B (with a stable outlook), or better, 3.75% per annum for LIBOR loans and 2.75% per annum for base rate loans and (b) if either such rating is not maintained at such time, 4.00% per annum for LIBOR loans and 3.00% per annum for base rate loans, in each case, subject to a 0.25% step down with respect to the revolving loans based on the Borrower's senior secured leverage ratio.
In addition, on a quarterly basis, the Borrower is required to pay each lender under the Revolving Credit Facility a commitment fee in respect of any unused commitments under the Revolving Credit Facility in the amount of 0.50% of the principal amount of unused commitments of such lender, subject to a stepdown to 0.375% based upon the Borrower's senior secured leverage ratio. The Borrower is also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer's customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the daily stated amount of such letter of credit.
Mandatory and Voluntary Prepayments
The Credit Agreement requires the Borrower to prepay outstanding term loans, subject to certain exceptions, with:

•
50% (which percentage will be reduced to 25% if the senior secured leverage ratio is greater than 2.75 to 1.00 but less than or equal to 3.25 to 1.00, and to 0% if the Borrower's senior secured leverage ratio is less than or equal to 2.75 to 1.00) of the Borrower's annual excess cash flow to the extent such amount exceeds $3.0 million, as defined under the Credit Agreement;

•
100% of the net cash proceeds of certain non-ordinary course asset sales or certain casualty events, in each case subject to certain exceptions and provided that the Borrower may (a) reinvest within 12 months or (b) contractually commit to reinvest those proceeds within 12 months and so reinvest such proceeds within 6 months following the end of such 12 month period, to be used in its business, or certain other permitted investments; and

•	100% of the net cash proceeds of any issuance or incurrence of debt, other than proceeds from debt permitted under the Credit Agreement.
Collateral and Guarantors
The borrowings under the Credit Agreement will be guaranteed by the material, domestic wholly owned subsidiaries of the Borrower (subject to exceptions), and will be secured by a pledge (and, with respect to real property, mortgage) of substantially all of the existing and future property and assets of the Borrower and the guarantors (subject to exceptions), including a pledge of the capital stock of the domestic subsidiaries held by the Borrower and the guarantors and 65% of the capital stock of the first-tier foreign subsidiaries held by the Borrower and the guarantors, in each case subject to exceptions.
Restrictive Covenants and Other Matters
The Credit Agreement includes a maximum first-priority net senior secured leverage ratio financial covenant which is applicable to the Revolving Credit Facility only. In addition, for purposes of determining compliance with such financial maintenance covenant for any fiscal quarter, the Borrower may exercise an equity cure by issuing certain permitted securities for cash or otherwise receiving cash contributions to the capital of the Borrower or any of its direct or indirect parents that will, upon the receipt by the Borrower of such cash, be included in the calculation of EBITDA pro forma. The equity cure right may not be exercised in more than two fiscal quarters during any period of four consecutive fiscal quarters or more than five fiscal quarters during the term of the Revolving Credit Facility. Under the Credit Agreement, the Borrower may also be required to meet specified leverage ratios in order to take certain actions, such as incurring certain debt or making certain acquisitions and asset sales. In addition, the Credit Agreement includes negative covenants, subject to certain exceptions, restricting or limiting the Borrower's ability and the ability of its restricted subsidiaries to, among other things: (i) make non-ordinary course dispositions of assets; (ii) make certain mergers and acquisitions; (iii) make dividends and stock repurchases and optional redemptions (and optional prepayments) of subordinated debt; (iv) incur indebtedness; (v) make certain loans and investments; (vi) create liens; (vii) transact with affiliates; (viii) change the business of the Borrower and its restricted subsidiaries; (ix) enter into sale/leaseback transactions; (x) allow limitations on negative pledges and the ability of restricted subsidiaries to pay dividends or make distributions; (xi) change the fiscal year and (xii) modify subordinated debt documents.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial position and operating results of Caesars Acquisition Company (the "Company," "CAC," "we," "our" and "us") and Caesars Growth Partners, LLC ("CGP LLC") for the three and six months ended June 30, 2017 should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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
CAESARS ACQUISITION COMPANY
Operating Results
Income from Equity Method Investment
For the three and six months ended June 30, 2017, CAC recognized $4.7 million and $18.5 million, respectively, of income before tax from its equity method investment in CGP LLC, which equals our pro rata distribution of CGP LLC's net assets based upon our ownership percentage in CGP LLC. For the three and six months ended June 30, 2016, CAC recognized $24.4 million and $48.8 million, respectively, of income before tax from its equity method investment in CGP LLC, which equals the amount of income that we were entitled to under our minimum guaranteed return.
Operating Expenses
In addition to its income from equity method investment, CAC incurs direct expenses which are primarily related to professional services fees, payroll and related expenses as well as general liability insurance, licenses and fees. For the three and six months ended June 30, 2017, CAC incurred operating expenses of $8.0 million and $17.3 million, respectively. For the three and six months ended June 30, 2016, CAC incurred operating expenses of $7.3 million and $13.9 million, respectively. For the three and six months ended June 30, 2017, operating expenses increased primarily due to professional service fees mainly driven by an increase in legal and advisory fees.
Benefit from/(Provision for) Income Taxes
The benefit from/(provision for) income taxes for the three and six months ended June 30, 2017 was $0.6 million and $(1.9) million, respectively, and for the three and six months ended June 30, 2016 was $(8.6) million and $(17.2) million, respectively. See Note 5 — Income Taxes to the CAC financial statements in this Quarterly Report on Form 10-Q for a detailed discussion of income taxes and the effective tax rates.
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
Liquidity
Pursuant to the certificate of incorporation of CAC and the CGP Operating Agreement, after October 21, 2016, Caesars Entertainment and/or its subsidiaries will have the right, which it may assign to any of its affiliates or to any transferee of all non-voting units of CGP LLC held by subsidiaries of Caesars Entertainment, to acquire all or a portion of the voting units of CGP LLC (or, at the election of CAC, shares of CAC's Class A common stock) not otherwise owned by Caesars Entertainment and/or its subsidiaries at such time (the "Call Right"). As of June 30, 2017, the Call Right was not exercised.
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
Off-Balance Sheet Arrangements
CAC did not have any off-balance sheet arrangements at June 30, 2017 or December 31, 2016.
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
Consolidated Operating Results of CGP LLC

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2017	2016	Change	2017	2016	Change
Net revenues	$435.2	$436.2	$(1.0)	$856.0	$861.6	$(5.6)
Income from operations	64.7	36.9	27.8	117.8	86.8	31.0
Net income/(loss) from continuing operations	19.9	(10.5)	30.4	27.5	(9.9)	37.4
Adjusted EBITDA(1)	121.0	116.1	4.9	230.3	222.2	8.1
_________________________

(1)	See Reconciliations of Adjusted Earnings before Interest Income/Expense, Income Taxes, Depreciation and Amortization ("Adjusted EBITDA") to Net Income/(Loss) from Continuing Operations.
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
Second Quarter 2017 results compared with Second Quarter 2016
Net revenues were impacted primarily by the following:

•	Lower casino revenues at Horseshoe Baltimore due to unfavorable volume and hold.

•	This decrease was partially offset by an increase in casino revenues at Harrah's New Orleans due to favorable volume and hold.
Net revenues for the second quarter of 2017 decreased by $1.0 million, or 0.2%, when compared to the same period in 2016. Total trips decreased by approximately 4.5% in the second quarter of 2017 when compared to the same period in 2016. Gross casino hold increased to 12.6% for the second quarter of 2017 from 12.5% for the same period in 2016. Cash average daily room rates for the second quarter of 2017 and 2016 was $129 for both periods. Average daily occupancy was 97.4% and 96.0%, respectively, for the second quarter of 2017 and the same period in 2016. Revenue per available room for the second quarter of 2017 and 2016 was $124 and $122, respectively, or an increase of 1.6%.
Income from operations for the second quarter of 2017 increased by $27.8 million, or 75.3%, attributable to the income impact of reductions in stock-based compensation expense for CIE as well as a decrease in casino expenses at Horseshoe Baltimore due to a decrease in gaming taxes and labor expenses. These decreases were partially offset by an increase in demolition costs at Planet Hollywood as a result of ongoing renovations. In connection with the Sale, CIE accelerated the vesting of all of the outstanding options, restricted stock units and warrants of CIE (collectively, "CIE Equity Awards"), and, effective immediately prior to the closing, canceled the CIE Equity Awards in exchange for the right to receive cash payments, resulting in the accelerated recognition of stock-based compensation expense associated with such awards.
Net income/(loss) from continuing operations for the second quarter of 2017 increased by $30.4 million primarily due to the factors discussed above for the increase in income from operations as well as an increase in interest income partially offset by loss on extinguishment of debt related to the impact of the amendments to the CGPH Term Loan and the payoff of the Cromwell Credit Facility in the second quarter of 2017 discussed in Liquidity and Capital Resources below.
Adjusted EBITDA for the second quarter of 2017 increased by $4.9 million, or 4.2%, driven primarily by a decrease in casino expenses at Horseshoe Baltimore due to a decrease in gaming taxes and labor expenses.
Six Months Ended June 30, 2017 results compared with Six Months Ended June 30, 2016
Net revenues were impacted primarily by the following:

•	Lower casino revenues at Horseshoe Baltimore due to unfavorable volume and hold; and

•	Lower room and food and beverage revenues at Planet Hollywood due to ongoing renovations.

•
These decreases were partially offset by an increase in other revenues due to the additional revenue from the valet and self-parking fees that were fully implemented in Las Vegas in April 2017, amounts related to a sub-license agreement extending the right to use various brands of Caesars Entertainment in connection with social and mobile games to the buyer of the SMG Business;

•	Increases in casino revenues at Harrah's New Orleans, The Cromwell and The LINQ Hotel & Casino due to favorable volume and hold; and

•	Increases in room revenues at The LINQ Hotel & Casino and Bally's Las Vegas due to improved occupancy rates and revenue per available room.
Net revenues for the six months ended June 30, 2017 decreased by $5.6 million, or 0.6%, when compared to the same period in 2016. Total trips decreased by approximately 4.1% in the six months ended June 30, 2017 when compared to the same period in 2016. Gross casino hold decreased to 12.1% for the six months ended June 30, 2017 from 12.2% for the same period in 2016. Cash average daily room rates for the six months ended June 30, 2017 increased to $138, or 3.8%, when compared to $133 for the same period in 2016. Average daily occupancy was 95.5% and 94.8%, respectively, for the six months ended June 30, 2017 and the same period in 2016. Revenue per available room for the six months ended June 30, 2017 and 2016 was $129 and $123, respectively, or an increase of 4.9%.

Income from operations for the six months ended June 30, 2017 increased by $31.0 million, or 35.7%, attributable to the income impact of reductions in stock-based compensation expense for CIE as well as a decrease in casino expenses at Horseshoe Baltimore due to a decrease in gaming taxes and labor expenses. These decreases were partially offset by an increase in demolition costs as well as depreciation expense resulting from the acceleration of depreciation and asset write-downs for assets that will be replaced as a result of ongoing renovations at Planet Hollywood and the decrease in revenues discussed above. In connection with the Sale, CIE accelerated the vesting of all of the CIE Equity Awards, and, effective immediately prior to the closing, canceled the CIE Equity Awards in exchange for the right to receive cash payments, resulting in the accelerated recognition of stock-based compensation expense associated with such awards.
Net income/(loss) from continuing operations for the six months ended June 30, 2017 increased by $37.4 million primarily due to the factors discussed above for the increase in income from operations as well as an increase in interest income and a decrease in interest expense, net of interest capitalized, partially offset by loss on extinguishment of debt related to the income impact of amendments to the CGPH Term Loan and the payoff of the Cromwell Credit Facility in the second quarter of 2017 discussed in Liquidity and Capital Resources below and a decrease in benefit from income taxes.
Adjusted EBITDA for the six months ended June 30, 2017 increased by $8.1 million, or 3.6%, driven primarily by a decrease in casino expenses at Horseshoe Baltimore partially offset by the decrease in net revenue discussed above.
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
Other Factors Affecting Net Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2017	2016	Change	2017	2016	Change
Interest expense, net of interest capitalized	$(47.2)	$(49.2)	$2.0	$(94.9)	$(100.1)	$5.2
Interest income	6.0	—	6.0	9.4	—	9.4
Loss on extinguishment of debt	(4.6)	—	(4.6)	(4.6)	—	(4.6)
Other income/(expense), net	1.0	—	1.0	(0.2)	—	(0.2)
Benefit from income taxes	—	1.8	(1.8)	—	3.4	(3.4)
Net income from discontinued operations	—	34.8	(34.8)	—	71.1	(71.1)
Net loss/(income) attributable to non-controlling interests	0.4	(3.3)	3.7	1.1	(6.8)	7.9
Interest Expense, Net of Interest Capitalized
The debt agreements described in the following table are further defined in Liquidity and Capital Resources. The table below summarizes CGP LLC's interest expenses, net of interest capitalized:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2017	2016	Change	2017	2016	Change
CGPH Term Loan, Revolving Credit Facility, and 2022 Notes	$(35.8)	$(36.3)	$0.5	$(71.7)	$(73.2)	$1.5
Cromwell Credit Facility	(4.5)	(5.1)	0.6	(9.5)	(10.3)	0.8
Baltimore Credit and FF&E Facilities	(7.3)	(7.5)	0.2	(14.6)	(15.0)	0.4
Other interest income/(expense), net of interest capitalized	0.4	(0.3)	0.7	0.9	(1.6)	2.5
Interest expense, net of interest capitalized	$(47.2)	$(49.2)	$2.0	$(94.9)	$(100.1)	$5.2
Interest Income
For the three and six months ended June 30, 2017, CGP LLC's interest income of $6.0 million and $9.4 million, respectively, primarily relates to interest earned on the proceeds from CIE's sale of its SMG Business in September 2016 that are held in restricted cash. See Note 3 — Equity Method Investment in Caesars Growth Partners, LLC to the CAC financial statements in this Quarterly Report on Form 10-Q.

Loss on Extinguishment of Debt
Inclusive of the impact of the amendments to the CGPH Term Loan and the loan payoff of the Cromwell Credit Facility in accordance with the Loan Amendment, as defined in the Caesars Growth Properties Holdings Senior Secured Credit Facility section below, during the second quarter of 2017, Loss on extinguishment of debt for the three and six months ended June 30, 2017 was $4.6 million in both periods.
Benefit from Income Taxes
The benefit from income taxes for CGP LLC represents the income taxes from its subsidiary, CIE, which was taxed as a corporation for federal, state and foreign income tax purposes through September 22, 2016. No provision for income taxes is reported for CIE subsequent to the September 2016 sale of the SMG Business, at which point remaining activities of CIE were transferred to subsidiaries which are treated as business units of CGP LLC and taxed as a partnership for federal and state income tax purposes. The benefit from income taxes for the three and six months ended June 30, 2017 and for the three and six months ended June 30, 2016 for CGP LLC differs from the expected federal tax rate of 35.0% primarily due to CGP LLC income not taxed at the CGP LLC entity level.
Net Income from Discontinued Operations
For the three and six months ended June 30, 2016, net income from discontinued operations was $34.8 million and $71.1 million, respectively. The decrease in net income from discontinued operations was primarily due to the sale of the SMG Business in September 2016.
Net Loss/(Income) Attributable to Non-controlling Interests
CGP LLC's non-controlling interest reflects the non-controlling interest associated with consolidating CIE through September 22, 2016 and the Maryland Joint Venture into CGP LLC. As a result of the Sale, all CIE shares held by the non-controlling interest holders were repurchased at the estimated fair value of the share price as of the closing date of the Sale. For the three and six months ended June 30, 2016, net income of $0.7 million and $4.5 million, respectively, was attributable to non-controlling interests in CIE. For the three and six months ended June 30, 2017, net loss of $0.4 million and $1.1 million, respectively, was attributable to non-controlling interests in the Maryland Joint Venture. For the three and six months ended June 30, 2016, net income of $2.6 million and $2.3 million, respectively, was attributable to non-controlling interests in the Maryland Joint Venture.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net income/(loss) from continuing operations	$19.9	$(10.5)	$27.5	$(9.9)
Benefit from income taxes	—	(1.8)	—	(3.4)
Income/(loss) from continuing operations before benefit from income taxes	19.9	(12.3)	27.5	(13.3)
Interest expense, net of interest capitalized	47.2	49.2	94.9	100.1
Interest income	(6.0)	—	(9.4)	—
Depreciation and amortization	41.9	42.8	88.4	82.2
EBITDA	103.0	79.7	201.4	169.0
Loss on extinguishment of debt (1)	4.6	—	4.6	—
Write-downs, reserves and project opening costs, net of recoveries (2)	9.1	1.2	14.9	1.8
Stock-based compensation (3)	1.0	32.0	2.1	46.2
Other (4)	3.3	3.2	7.3	5.2
Adjusted EBITDA	$121.0	$116.1	$230.3	$222.2
_________________________

(1)
Amounts represent the difference between the fair value of consideration paid and the book value, net of deferred financing costs, of debt retired through debt extinguishment transactions, which are capital structure-related, rather than operational-type costs.

(2)	Amounts primarily represent development costs related to the renovation of Planet Hollywood.

(3)	Amounts represent stock-based compensation expense related to stock options, restricted stock and restricted stock units and warrants.

(4)	Amounts represent other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified, such as other acquisition and integration costs and lobbying expenses.
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
CGP LLC's capital spending and maintenance, if they go forward, could require significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion, and the commencement of operations of development projects are contingent upon, among other things, negotiation of final agreements and receipt of requisite approvals from the applicable political and regulatory bodies. CGP LLC's cash used for capital spending from continuing operations for the three and six months ended June 30, 2017 were $41.6 million and $75.9 million, respectively, and $18.3 million and $31.5 million, respectively, for the three and six months ended June 30, 2016. The majority of capital spending in the first half of 2017 and 2016 related to property renovations at Planet Hollywood. Capital expenditures net of related payables for Planet Hollywood were $15.2 million and $36.5 million, respectively, for the three and six months ended June 30, 2017 and $9.6 million and $15.9 million, respectively, for the three and six months ended June 30, 2016.
Liquidity
CGP LLC and its subsidiaries' primary sources of liquidity include currently available cash and cash equivalents, cash flows generated from its operations and borrowings under the $150.0 million Caesars Growth Properties Holdings, LLC ("CGPH") revolving credit agreement ("Revolving Credit Facility"), which is intended to satisfy CGPH's short-term liquidity needs. CGP LLC's cash and cash equivalents, excluding restricted cash, totaled $1,034.7 million and $1,049.8 million, respectively, as of June 30, 2017 and December 31, 2016.
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

CGP LLC's restricted cash totaled $2,909.7 million and $3,045.7 million, respectively, as of June 30, 2017 and December 31, 2016. The classification of restricted cash between current and long-term is dependent upon the intended use of each particular reserve. At June 30, 2017 and December 31, 2016, Restricted cash includes $2,581.0 million and $2,718.1 million, respectively, restricted under the terms of the Stock Purchase Agreement, and under the CIE Proceeds and Reservation of Rights Agreement entered into between CIE, CAC, CEC and CEOC on September 9, 2016 which requires certain proceeds from the Sale ("CIE Proceeds") to be deposited into the CIE escrow account (the "CIE Escrow Account"). Amounts may be distributed from the CIE Escrow Account only: (i) pursuant to the terms of the term sheet included in the CIE Proceeds and Reservation of Rights Agreement and the agreement entered into among Wilmington Trust, National Association (the "Escrow Agent"), CIE and CEOC, governing the CIE Escrow Account (the "Escrow Agreement"), (ii) with the joint written consent of CIE and CEOC, or (iii) pursuant to an order of a court of competent jurisdiction. For the three and six months ended June 30, 2017, distributions from the CIE Escrow Account to CEC were $98.8 million and $141.8 million, respectively. In addition, CIE placed $264.0 million into escrow (the "Indemnity Escrow") to secure the potential indemnity claims of the purchaser for a period of twelve months from the SMG Business Sale closing date pursuant to the terms of the Stock Purchase Agreement. At June 30, 2017 and December 31, 2016, the balance in the Indemnity Escrow was $259.9 million and $259.5 million, respectively, which is included as short-term Restricted cash on CGP LLC's Consolidated Condensed Balance Sheet. There have been no indemnity claims made against the Indemnity Escrow account. Restricted cash and cash equivalents also include amounts restricted under the terms of the Baltimore Credit Facility and amounts related to Harrah's New Orleans to guarantee workers' compensation payments and for capital replacements required under the Rivergate Development Corporation lease agreement.
As of June 30, 2017 and December 31, 2016, CGP LLC had $2,322.0 million and $2,329.5 million, respectively, of face value of indebtedness outstanding, including capital lease indebtedness. Cash paid for interest for the six months ended June 30, 2017 and 2016 were $90.2 million and $93.6 million, respectively.
CGP LLC believes that its cash and cash equivalents balance and its cash flows from operations will be sufficient to meet its normal operating and debt service requirements during the next 12 months and the foreseeable future and to fund capital expenditures expected to be incurred in the normal course of business.
Capital Resources
The following table presents CGP LLC's outstanding third-party debt as of June 30, 2017 and December 31, 2016.

	Final	Interest Rates at	Face Value at	Book Value at
(In millions)	Maturity	June 30, 2017	June 30, 2017	June 30, 2017	December 31, 2016
Secured debt
Caesars Growth Properties Holdings Revolving Credit Facility (1)	2019	variable	$—	$—	$—
Caesars Growth Properties Holdings Term Loan (2)	2021	variable	1,314.4	1,291.2	1,119.2
Caesars Growth Properties Holdings Notes	2022	9.375%	675.0	663.0	662.1
Horseshoe Baltimore Credit and FF&E Facilities (3)	2019 - 2020	8.25% - 8.75%	314.6	305.9	308.9
Cromwell Credit Facility (4)	N/A	N/A	—	—	167.2
Capital lease obligations	2017	various	—	—	0.1
Other financing obligations	2018	8.00%	4.7	4.3	4.1
Unsecured debt
Special Improvement District Bonds	2037	5.30%	13.3	13.3	13.7
Other financing obligations	2017	various	—	—	0.2
Total debt			2,322.0	2,277.7	2,275.5
Current portion of total debt			(22.0)	(22.0)	(20.9)
Long-term debt			$2,300.0	$2,255.7	$2,254.6
_________________________

(1)	Variable interest rate calculated as London Inter-Bank Offered Rate ("LIBOR") plus 3.00%.

(2)	Variable interest rate calculated as LIBOR, subject to a 1.00% floor, plus 3.00%.

(3)	See Note 10 — Subsequent Event to the CAC condensed financial statements.

(4)	The Cromwell Credit Facility was repaid during the second quarter of 2017.
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
On April 27, 2017, CGPH entered into an Incremental Assumption Agreement and Amendment No. 1 (the "Loan Amendment"), by and among CGPH, Caesars Growth Properties Parent, LLC ("CGPP") and the Administrative Agent. The Loan Amendment amends the First Lien Credit Agreement, dated as of May 8, 2014, among CGPH, CGPP, the lenders party thereto and the Administrative Agent (the "First Lien Credit Agreement").
Among other things, the Loan Amendment (a) provides for an increase of CGPH's existing term loan facility by $175.0 million to approximately $1.3 billion (the "Term Facility") and (b) reduced the interest rate margins applicable to the Term Facility and CGPH's existing $150.0 million revolving credit facility.
In accordance with the Loan Amendment, the proceeds of the $175.0 million increase of the Term Facility were held in escrow until the receipt of all required regulatory approvals, at which time the escrowed proceeds would be released to repay the property specific term loan encumbering The Cromwell. In June 2017, all required regulatory approvals were received, the escrowed proceeds were released and the property specific term loan encumbering The Cromwell was repaid. The Cromwell became part of the CGPH restricted group (which is subject to certain restrictions or limitations placed on CGPH and its restricted subsidiaries) and its assets are pledged as collateral for both the CGPH $1.3 billion term loan and the CGPH $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022.
The Credit Agreement provides for a $150.0 million revolving credit agreement which was undrawn at the closing of the CGPH Term Loan. As of June 30, 2017, no borrowings were outstanding under the Revolving Credit Facility and $0.1 million was committed to outstanding letters of credit. Borrowings under the Revolving Credit Facility are each subject to separate note agreements executed based on the provisions of the Credit Agreement.
Through April 26, 2017, borrowings under the CGPH Term Loan bear interest at a rate equal to, at CGPH's option, either (a) the LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a floor of 1.00% in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by the Administrative Agent under the Credit Agreement and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be 5.25% per annum for LIBOR loans and 4.25% per annum for base rate loans, subject to step downs with respect to the revolving loans based on CGPH's senior secured leverage ratio ("SSLR"). As of April 27, 2017, borrowings under the CGPH Term Loan bear interest at a rate equal to LIBOR rate, subject to a floor of 1.00%, plus 3.00% per annum with a reduction to LIBOR, subject to a floor of 1.00%, plus 2.75% upon the achievement of certain leverage ratios. In addition, on a quarterly basis, CGPH is required to pay each lender under the Revolving Credit Facility a commitment fee in respect of any unused commitments under the Revolving Credit Facility, which is subject to a leverage based pricing grid. CGPH is also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer's customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the daily stated amount of such letter of credit.
As of June 30, 2017 and December 31, 2016, the book value of the CGPH Term Loan was presented net of the unamortized discount of $19.3 million and $22.5 million, respectively, and net of unamortized debt issuance costs of $3.9 million in each period. The effective interest rates were 4.73% and 6.87%, respectively, as of June 30, 2017 and December 31, 2016.
The CGPH Term Loan is guaranteed by the Parent and substantially all material, domestic wholly-owned subsidiaries of CGPH (subject to exceptions), and is secured by a pledge of the equity interest of CGPH directly held by the Parent and substantially all of the existing and future property and assets of CGPH and the subsidiary guarantors (subject to exceptions).
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
The CGPH Term Loan requires that CGPH maintains a SSLR of no more than 6.00 to 1.00, which is the ratio of first lien senior secured net debt to EBITDA, adjusted as defined. As of June 30, 2017, CGPH's SSLR was 2.83 to 1.00.
As of June 30, 2017, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood, The LINQ Hotel & Casino and The Cromwell were pledged as collateral for the CGPH Term Loan. As of December 31, 2016, the assets of Harrah's

New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the CGPH Term Loan.
Caesars Growth Properties Holdings Notes
CGPH and Caesars Growth Properties Finance, Inc. ("Finance" and each, an "Issuer" and together, the "Issuers") issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 (the "2022 Notes") pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee.
As of June 30, 2017 and December 31, 2016, the book value of the 2022 Notes was presented net of the unamortized discount of $10.5 million and $11.3 million, respectively, and net of unamortized debt issuance costs of $1.5 million and $1.6 million, respectively. The effective interest rate was 9.84% as of both June 30, 2017 and December 31, 2016.
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
As of June 30, 2017, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood, The LINQ Hotel & Casino and The Cromwell were pledged as collateral for the 2022 Notes. As of December 31, 2016, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the 2022 Notes.
Intercreditor Agreement and Collateral Agreements
On May 20, 2014, intercreditor and collateral agreements were entered into which establish the subordination of the liens securing the 2022 Notes to the liens securing first priority lien obligations and secures the payment and performance when due of all of the obligations under the 2022 Notes and the $1.45 billion senior secured credit facilities (the "Senior Secured Credit Facilities"), which consist of the CGPH Term Loan and the Revolving Credit Facility, the related guarantees and the security documents. Subject to the terms of the security documents, CGPH and the subsidiary guarantors have the right to remain in possession and retain exclusive control of the collateral securing the 2022 Notes and the Senior Secured Credit Facilities (other than certain assets and obligations), to freely operate the collateral and to collect, invest and dispose of any income therefrom.
Horseshoe Baltimore Credit and FF&E Facilities
CBAC Borrower, LLC ("CBAC"), a joint venture among Caesars Baltimore Investment Company, LLC, Rock Gaming Mothership LLC, CVPR Gaming Holdings, LLC, STRON-MD Limited Partnership and PRT Two, LLC, entered into the Baltimore Credit Facility in July 2013 in order to finance the acquisition of land in Baltimore, Maryland and the construction of the Horseshoe Baltimore and a parking garage (collectively, the "Baltimore Development"). The Baltimore Credit Facility provides for (i) a $300.0 million senior secured term facility with a seven-year maturity and (ii) a $10.0 million senior secured revolving facility with a five-year maturity that remained undrawn at June 30, 2017. The Baltimore Credit Facility is secured by substantially all material assets of CBAC and its wholly-owned domestic subsidiaries.
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
As of June 30, 2017 and December 31, 2016, the book value of the Baltimore Credit Facility was presented net of the unamortized discount of $5.6 million and $6.3 million, respectively, and net of unamortized debt issuance costs of $3.1 million and $3.6 million, respectively. The effective interest rate was 9.77% as of both June 30, 2017 and December 31, 2016.
As of June 30, 2017 and December 31, 2016, the assets of Horseshoe Baltimore were pledged as collateral for the Baltimore Credit Facility and therefore can only be used to settle Horseshoe Baltimore's obligations. The creditors or beneficial holders of Horseshoe Baltimore have no recourse to the general credit of CGP LLC.

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
Management believes that CGP LLC is in compliance with the Baltimore Credit Facility and Baltimore FF&E Facility covenants as of June 30, 2017.
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
In accordance with the Loan Amendment, in June 2017, the property specific term loan encumbering The Cromwell was repaid and CGP LLC recognized a $3.6 million loss extinguishment included in Loss on extinguishment of debt contained in the CGP LLC financial information included in Exhibit 99.1 of this Quarterly Report on Form 10-Q in the Consolidated Condensed Statements of Operations and Comprehensive (Loss)/Income.
As of December 31, 2016, the book value of the Cromwell Credit Facility was presented net of the unamortized discount of $3.0 million and net of unamortized debt issuance costs of $1.2 million. The effective interest rate was 11.93% as of December 31, 2016.
As of December 31, 2016, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
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

Other Obligations and Commitments
The table below summarizes CGP LLC's debt and related interest obligations as of June 30, 2017.

	Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Debt payable to third parties, face value	$2,322.0	$21.9	$37.9	$1,288.4	$973.8
Estimated interest payments to third parties (1)	690.0	69.4	285.2	251.9	83.5
Total	$3,012.0	$91.3	$323.1	$1,540.3	$1,057.3
_________________________

(1)	Estimated interest for variable rate debt included in this table is based on rates at June 30, 2017.
Off-Balance Sheet Arrangements
CGP LLC did not have any off-balance sheet arrangements at June 30, 2017 and December 31, 2016.
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
CGP LLC is currently in the process of its analysis and anticipates this standard will have a material effect on its consolidated financial statements. As described below, CGP LLC expects the most significant effect will be related to the accounting for the Total Rewards customer loyalty program and casino promotional allowances. However, the quantitative effects of these changes have not yet been determined and are still being analyzed.
The Total Rewards customer loyalty program impacts revenues from CGP LLC's four core businesses: casino entertainment, food and beverage, rooms and hotel, and entertainment and other business operations. Currently, CGP LLC estimates the cost of fulfilling the redemption of Reward Credits, after consideration of estimated forfeitures (referred to as "breakage"), based upon the cost of historical redemptions. Upon adoption of the new guidance, Reward Credits will no longer be recorded at cost, and a deferred revenue model will be used to account for the classification and timing of revenue recognized as well as the classification of related expenses when Reward Credits are redeemed. This will result in a portion of casino revenues being recorded as deferred revenue and being recognized as revenue in a future period when the Reward Credits are redeemed, and the revenue will be classified according to the good or service for which the Reward Credits were redeemed (e.g., a hotel room).
Additionally, CGP LLC expects to see a significant decrease in gaming revenues. The presentation of goods and services provided to customers without charge in gross revenue with a corresponding reduction in promotional allowances will no longer be reported. Revenue will be recognized based on relative standalone selling prices for transactions with more than one performance obligation. For example, when a casino customer is given a complimentary room, CGP LLC will be required to allocate a portion of the casino revenue earned from the customer to rooms revenue based on the standalone selling price of the room.
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

CAESARS GROWTH PARTNERS, LLC
Market Risks Related to Debt
Assuming a constant outstanding balance for our variable rate debt, a hypothetical 1.0% increase in interest rates would increase interest expense for the next twelve months by $16.1 million. At June 30, 2017, the weighted average U.S. Dollar LIBOR rate on our variable rate debt was 1.23%. A hypothetical 1.0% decrease in interest rates would decrease interest expense for the next twelve months by $6.0 million.
CGP LLC does not purchase or hold any derivative financial instruments for trading purposes.
As of June 30, 2017, CGP LLC's third party long-term variable rate debt reflects borrowings under their credit facilities provided to CGP LLC by a consortium of banks with a total capacity of $1,788.9 million. The interest rates charged on borrowings under these facilities are a function of LIBOR. As such, the interest rates charged to CGP LLC for borrowings under the facilities are subject to change as LIBOR changes.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2017. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017, at a reasonable assurance level.
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
There have not been any other changes in our internal control over financial reporting during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.1	Credit Agreement, dated as of July 7, 2017, among CBAC Borrower, LLC, the lenders party thereto, Wells Fargo Gaming Capital, LLC, as Administrative Agent, and Wells Fargo Securities, LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as Joint Lead Arrangers and Joint Bookrunners.	—	8-K	—	10.1	7/7/2017

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

* 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

* 32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

99.1	Consolidated condensed financial information of Caesars Growth Partners, LLC as of June 30, 2017 and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016.	X

101
The following financial statements from the Company's Form 10-Q as of June 30, 2017 and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations and Comprehensive (Loss)/Income, (iii) Condensed Statements of Stockholders' Equity, (iv) Condensed Statements of Cash Flows, (v) Notes to Condensed Financial Statements.
X

*	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ACQUISITION COMPANY

August 3, 2017	By:	/S/ TROY J. VANKE
Troy J. Vanke
Chief Accounting Officer